Form 10KSB40
period 1999-12-31
HAND BRAND DISTRIBUTION INC
filed 2000-04-10
CIK 1017110

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended: December 31, 1999

     Commission File No. 000-27237


                         HAND BRAND DISTRIBUTION, INC.
--------------------------------------------------------------------------------
                 (Exact name of small business issuer in its charter)


              Florida                                             66-0622463
  ------------------------------                     ------------------------------------
      (State of incorporation)                        (I.R.S. Employer Identification No.)


          9845 N.E. 2nd Avenue
         Miami Shores, FL                                            33138
----------------------------------------                             -----
(Address of principal executive offices)                          (Zip Code)



                   Issuer's telephone number: (305) 759-8710
                                              --------------



          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]  No [ ]


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for twelve months ended December 31, 1999: $119,766.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at April 3, 2000 was $1,687,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,524,100 shares of common stock, as of April 3, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

               Transitional Small Business Disclosure Format: No

                                     PART I

Item 1.        Description of Business.

         Hand Brand Distribution, Inc. ("Hand Brand") is filing this Form 10-SB to register its common stock and thus become a reporting company pursuant to
Section 12(g) of the Securities Exchange Act of 1934.

We publish an informational magazine/catalog, Family Health News, four times a year which includes articles on health, nutrition, lifestyle and innovative health products and therapies. We distribute a select line of products related to these topics including books and tapes, health and nutritional supplements, lifestyle products and water filtration systems through the Family Health News, through a sales force of independent distributors recruited primarily though our catalog and through World Wide Web site on the Internet (www.familyhealthnews.com). Although most of the products we sell are developed and manufactured by others, we manufacture a line of water filtration systems which we sell. Our product line is narrowly focused and consists of approximately 120 products.

         We are a Florida corporation which was incorporated in 1995. Our executive offices are located at 9845 N.E. 2nd Avenue, Miami Shores, FL 33138 and our telephone number is 305-759-8710.

Background

         In October 1996 we acquired The Family News, Inc. which publishes Family Health News, a news catalog that is devoted to marketing a select line of innovative health and lifestyle products. The Family News was founded in 1990 to offer a subscription-based newsletter and digest focused on health, nutrition, and alternative medical therapies. Family Health News has been published quarterly since its founding in 1990.

         In January of 1997 Hand Brand acquired a line of water filters from The Rockland Corporation. This product line employs a proprietary filtration medium and consists of 22 models that range from 1/2 to 300 gallons per minute. We are currently manufacturing and marketing the products.

The Family Health News

         The Family Health News is published quarterly and typically contains
24 - 30 11" x 17" pages. It is printed on newsprint in black and white with spot color. Each issue contains five to seven articles on health topics that range in length from 4,500 to 12,000 words. These treatises are designed to give readers a comprehensive range of information on a particular disease, condition, therapy or other health related issue and generally focus on the scientific basis and design rationale behind therapeutic innovations. We currently have a paid subscription base of over 1,000 people who pay $16.00 annually for the publication. The Family Health News is also a catalog of our products. It contains an order form for mail order, our 800 number for ordering by toll-free telephone and information on how to reach our World Wide Web site where orders may also be placed.

         Our articles are either written especially for the Family Health News, or are digested from other periodicals. Products that are related to the content of the feature articles are frequently offered to the reader. Hand Brand manufactures some of its approximately 120 advertised products and is a distributor for the remainder. The product list is continuously changed to reflect the latest research developments in health and nutrition.

Our Direct Sales Organization

         Every subscriber to the Family Health News has the opportunity to join our direct sales organization as an independent distributor. To become a distributor, a person or entity must subscribe to the Family Health News. There is no agreement or any other purchase obligation and no fees are charged to become a distributor. Distributors are offered discounts on our products ranging from 10% to 40%. Distributors who recruit other distributors are entitled to a commission of the sales to such persons of approximately 3% to 15%. Each distributor is issued a unique identification number and the number included in any order is used to keep track of commissions earned. We have approximately 1,400 active distributors at the present time.

         The direct selling organization is the most recent addition to our marketing strategy. Although it is proving popular, it is currently responsible for approximately 10% of our sales volume versus 90% from mail order 800 number and internet sales.

Product Selection and Pricing and Sourcing

         We have considered over 4,500 products for distribution in the last ten years and yet Hand Brand carries only 120 products. We seek to identify products which represent effective, science-based formulas and technologies. However, as with most vitamins, herbals and nutritional supplements, such products do not undergo the vigorous scientific validation of safety and effectiveness and pre-market approval by the Food and Drug Administration required of pharmaceutical products. All products, other than our water filter line, are manufactured by established manufacturers. Some products are standard formulations and some are specially formulated for Hand Brand alone. The products are generally sold under the brand name of the manufacturer but approximately 24 of our products are labeled under our Hand Brand name.

         We depend upon the manufacturers of our products to conduct adequate quality control and compliance with applicable manufacturing and labeling regulations. We do not undertake independent quality testing of our products after they are received from the manufacturer.

         We do not have any long term supply contracts with the manufacturers of our products. We believe that virtually all of the products we offer are available from several sources and have not experienced any inability to obtain products in the past. We currently deal with 80 different suppliers of our products. Retail prices range from $4 to $49 per unit.

Water Filters

         We acquired our water filtration line in 1997 and manufacture the products in Miami, Florida. The line utilizes a proprietary filtration medium which we consider a trade secret and have not patented. Our water filtration line consists of 22 models ranging in capacity from 1/2 to

300 gallons per minute. Besides selling our water filters through our catalog, direct sales organization and the Internet, we also have independent distributors who purchase the water filter line for resale. We have no written agreements with these distributors and such sales are generally made by purchase order.
Competition

         The primary channels of distribution for the Company's products are:
(i) mass market retailers which include drug stores, supermarkets, mass merchandisers and discount stores; (ii) health food stores: (iii) direct sales organizations; (iv) mail order; and (v) the Internet. The market is highly competitive. We believe that we compete based upon the information which we provide to our customers through the Family Health News and our World Wide Web site. We believe the narrow focus of our product line, along with the information provided, avoids the confusion of the typical retail location which carries a vast selection of products but generally offers little information on the products.

         We compete against a variety of retail organizations including supermarkets, drug stores, chain stores and book stores which carry competing products. There are also competing mail order and internet retailers which carry competing products. These competitors compete on the basis of selection, price, physical location and personal service availability at some locations. Order Fulfillment

         We currently have between four and six individuals available for receiving orders and offering customer service between 8:00 am and 6:00 pm Eastern Time, Monday through Friday and can accept online payments at two websites 24 hours a day seven days a week. The administrative office can handle up to twenty simultaneous orders. We generally ship orders within one day of receipt.

Government Regulation

         The manufacturing, processing, formulation, packaging, labeling and advertising of certain of our products are subject to regulation by one or more federal agencies, including the U.S. Food and Drug Administration (FDA--a U.S. government agency which regulates food and drug products), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which the Company's products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs, food, non-prescription (OTC) and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as CGMPs ("Current Good Manufacturing Practices"), and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, OTC drugs, cosmetics and foods.


         The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. This Act amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food separate from conventional food. This Act provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under this Act, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

          The Dietary Health and Supplement Act provides for specific nutritional labeling requirements for dietary supplements and FDA's final regulations require that all dietary supplements must be labeled in compliance with the regulations by no later than March 23, 1999. The Dietary Health and Supplement Act permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. On April 29, 1998, FDA issued a Proposed Rule, "Regulations on Statements Made For Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body." The Proposed Rule, when finalized, will establish criteria for determining when a statement is a claim to diagnose, cure, mitigate, treat or prevent disease thereby making the product an unapproved new drug. We anticipate that the FDA will finalize this Proposed Rule, as well as manufacturing rules which are specific to dietary supplements.

          Final labeling regulations may require expanded or different labeling for the vitamin and nutritional supplement products sold by Hand Brand. Final manufacturing rules for dietary supplements will require at least some of the quality control provisions contained in the manufacturing rules for drugs. We cannot determine what effect such regulations, when fully implemented, will have on our business in the future. We believe that the most likely effects of any such regulations would be: the recall, reformulation or discontinuance of certain products, additional record keeping, warnings, notification procedures and expanded documentation of the properties and manufacturing processes of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including, warning letters, fines, product recalls and seizures.

          On November 18, 1998, the FTC issued its "Dietary Supplements: An Advertising Guide for Industry." Such guide provides an application of FTC law to dietary supplement advertising and includes examples of how principles of advertisement interpretation and substantiation apply in the context of dietary supplement advertising. Such Guide provides additional explanation but does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company believes that its current advertising is in compliance with the requirements of such Guide, although no assurances can be given in this regard.

          We are subject to Federal, state and local laws and regulations governing the operation of businesses, such as zoning, payment of minimum wages, hours of employment and business licensing, truth in advertising and the operation of direct sales programs. We believe we are in compliance with all regulations governing our business and such regulations do not materially impact our operations.

          In addition, we cannot predict whether new legislation regulating our activities will be enacted. Such new legislation could have a material adverse effect on Hand Brand.

Product Liability Insurance

          Hand Brand, like other distributors and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. Because we do not manufacture our ingestable products, we do not currently have product liability insurance for these products. However, we require that each of our suppliers certify that it carries adequate product liability insurance and in the event of any claims would seek indemnification from the manufacturer.

Employees

          As of December 31, 1999, we employed 5 persons on a full-time basis and 6 persons on a part-time basis. None of our employees are represented by a collective bargaining unit.

Item 2.  Description of Property.

         All of the operations of Hand Brand are conducted from premises leased from independent landlords. The following table sets forth information concerning these facilities:

         Location Tenant                     Approx. Size              Lease Expiration          Monthly Rent
         ---------------                     ------------              ----------------          ------------

         9845 N.E. 2nd Avenue                1,200 Sq. Ft.             Month-to-Month            $  745.50
         Miami Shores, FL 33138

         13341 N.E. 17th Avenue              6,500 Sq. Ft.             August 2001               $1,647.50
         N. Miami, FL 33161

Item 3.   Legal Proceedings.

          None

Item 4.   Submission of Matters to a Vote of Securities Holders.

          None

                                    PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and other Shareholder Matters.

         Hand Brand Common Stock trades on the over-the-counter under the symbol: HBDB. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions and have not been adjusted for stock splits.

Quarter Ended                                                  High bid                 Low bid
-------------                                                  --------                 -------
March 31, 1997                                                  $5.00                    $5.00
June 30, 1997                                                    5.00                     1.875
September 30, 1997                                               1.50                     2.65
December 31, 1997                                                2.75                     1.625
March 31, 1998                                                   1.75                     1.25
June 30, 1998                                                    3.375                    1.125
September 30, 1998                                               4.75                     3.50
December 31, 1998                                                6.125                    4.00
March 31, 1999                                                   6.50                     5.25
June 30, 1999                                                    6.87                     5.25
September 30, 1999                                               7.37                     4.50
December 31, 1999                                                9.25                     2.75

         There are no restrictions on the payment of dividends. We have paid no dividends to date and none are anticipated. As of April 3, 2000 there were approximately 140 holders of record of Hand Brand common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

         We generate revenues from two sources: Subscription revenue from the publication Family Health News comprises 1.4% of our revenue and the sale of products comprise 98.6% of our revenue. All products other than our water filter line are purchased from other manufacturers. We seek distributor pricing from our vendors that is typically 42% of the manufacturers suggested retail price. This enables us to have sufficient margin after selling costs still make a profit.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                   Fiscal Year
                                              1998            1999

Revenues:
Total Revenues                                 100%            100%

Cost of Goods Sold                            43.3%           61.8%

Gross Profit                                  56.7%           38.9%

Selling, General and                          77.8%            140%
Administrative

FISCAL 1999 COMPARED TO FISCAL 1998

          Sales for the year ended December 31, 1999 were $307,545 a 1.2% decrease over sales for the year ended December 31, 1998. Decrease was due to a reduced level of sales activity. This decrease was anticipated as during this period Hand Brand was focusing more on the pre-launch development of our direct selling program at the expense of sales and marketing. This trend is expected to reverse as Hand Brand moves out of the development stage of our direct sales organization and into the implementation stage of its business plan during 2000.

          Cost of goods sold as a percentage of sales was 61.8% for the year ended December 31, 1999 as compared to 43.3% for the year ended December 31, 1998 reflecting disposal of obsolete inventory.

          Selling, general and administrative expenses increased to $433,461 for the year ended December 31, 1999. This was 140% of sales compared to 77.8% of sales for the nine months ended December 31, 1998. This increase was due primarily to increased marketing expenses including direct selling, wholesale direct and mail campaigns.


                The nutritional supplement industry is considered to be in a maturation phase. After a decade of rapid expansion growth is leveling off. This phase of an industry's life cycle is marked by acquisitions and consolidation. It is also typical for an industry at this stage to experience fewer entrants into the marketplace, less R&D as companies seek to milk what cash cows they have created and a downward pressure on prices as competitors seek a larger market share to replace waning industry growth. Lower prices translate into narrower margins and attrition for companies who are not well capitalized or have excessive overhead. For Hand Brand this means stiff price competition because large chains have tremendous buying power. It also means fewer potential wholesale customers as independent operators get acquired by the chains.

          The current industry trend toward consolidation and joint venture is likely to put Hand Brand in a position to, as a public company, make acquisitions. There are numerous entities that have built infrastructure, products and customer bases where the principals are looking for an exit strategy. There are also an extensive number of larger companies that may be interested in joint venturing their products into a direct selling organization in order to increase revenues in an industry where overall growth is slowing. A large threat to the future plans of the company is housed in the large multi national chains (i,e. Walgreens, Eckerds) that have tremendous marketing budgets and are able to promote look alike supplements that are inferior in quality and can be sold for a fraction of the price. It is a constant challenge to keep the public informed on the importance of quality supplements and maintain the conviction that quality is worth paying for.

LIQUIDITY AND CAPITAL RESOURCES


          Hand Brand had a cash balance of $24,070 as of December 31, 1999. These funds were provided by sale of common stock pursuant to exercise of outstanding stock purchase warrants. We are currently operating at a cash flow deficit on an operating basis and are addressing this matter in several ways:
(a) we are carefully monitoring expenditures to bring them in line with anticipated revenues; (b) we are concentrating our sales efforts on those products which allow us a higher profit margin; and (c) we are considering various capital raising alternatives, which may include sale of equity, debt or bank financing. However, there can be no assurance that any financing will be available. We believe we have adequate working capital for at least the next twelve months. To date there have been several material expenditures associated with becoming a public company in good standing as well as in the construction of the platform that enabled Hand Brand to implement a direct selling program with a robust product line. These expenses are substantially complete and management expects Selling & Administrative expense as a percentage of sales to be substantially reduced in the upcoming quarters. This coupled with anticipated increase in sales from the direct selling program should provide substantial liquidity to augment the existing funds. In the opinion of management these factors should provide the liquidity for future operations. In the event that our efforts at bringing our expenditures in line with our references are not successful or we are unable to obtain additional financing for operations, we may be forced to curtail our operations.

REVISION OF NOTE PAYABLE TO THE ROCKLAND COMPANY

         In August 1999 we renegotiated the $448,000 note payable to The Rockland Corporation that was issued for the acquisition of the assets of Lifetime. The terms of restructure include a transfer of inventory in the amount of $124,814, a note payable of $250,000 payable over a ten-year period, and $10,000 cash due upon settlement. The inventory was valued at our carrying cost plus 20%.

         As a result, we recognized an extraordinary gain of $63,185 on the restructuring, and an ordinary gain of $54,147 on the inventory transfer.


"Y2K" ISSUE:

         The "Y2K" issue arises because certain computer systems were originally designed to handle a two digit year would have difficulty dealing with dates after December 31, 1999. Hand Brand has reviewed its personal computers and software and have determined that its systems are Y2K compliant. We have also discussed this issue with our suppliers and Internet site host and have been assured that there would be no major interruptions due to the Y2K Issue. Since most of our customers purchase by mail order, 800 number and Internet, we do not anticipate any major sales disruption based upon the reported readiness of the US Postal service and major telecommunication providers for Y2K problems. As of the date hereof we have experienced no disruptions due to this issue.

Item 7.  Financial Statements.

         The Financial Statements are filed herewith following the signatures.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9. Directors, Executive Officers, Promoters and Corporate Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors and executive officers of Hand Brand at:

               Name                                  Age               Position
               ----                                  ---               --------

         John M. Taggart                              39               President, Chairman of the Board

         David M. Taggart                             44               Director

         Preston T. Johnson                           62               Director

John Taggart has been President and Chairman since our incorporation. He is the brother of David Taggart, a director.

David Taggart has been a director since inception. He has been employed as a tax accountant by Bacardi-Martini USA, Inc. since 1975. He is the brother of John Taggart.
Preston T. Johnson has been retired since 1984. He is one of the co-founders of Hand Brand and has been a board member since the company's inception in November of 1995.

Promoters: Hand Brand was founded in November 1995 by John Taggart, Preston Johnson and Derek Hopton who are considered promoters of the Company. See "Certain Relationships and Related Transactions."

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 1999.

Item 10. Executive Compensation.

         Summary Compensation Table

         The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years. No executive officer of the Company received compensation of $100,000 or more during any such year.

                                                                                                 Other Annual
         Principal Position                 Year              Salary            Bonus            Compensation
         ------------------                 ----              ------            -----            ------------
         John Taggart, President            1999              $28,600            -0-                  -0-
                                            1998              $28,600            -0-                  -0-
                                            1997              $25,700            -0-                  -0-

         We do not currently have any long term compensation plans, pension plans or stock based compensation plans.

DIRECTOR COMPENSATION No fees are paid for director services.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of April 3, 2000, the beneficial ownership of our 2,524,100 outstanding shares of Common Stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of our Common Stock; (2) each director and executive officer of the Company; and
(3) all directors and officers as a group.

                        INDIVIDUALS OWNING MORE THAN 5%

                                                    Number of
         Name                                         Shares                           Percent
         ----                                       ---------                          -------
         Ellen & Timothy McLaughlin(1)               260,000                             9.9%


(1) Represents 30,000 shares owned by Ellen McLaughlin individually, 30,000 shares owned by Timothy McLaughlin individually and 200,000 shares owned by Ellen and Timothy McLaughlin jointly.


                            MANAGEMENT AND DIRECTORS

                                                    Number of
         Name                                         Shares                           Percent
         ----                                       ---------                          -------
         John M. Taggart                             856,000                            32.6%

         David M. Taggart                             53,000                               2%

         Preston T. Johnson                           50,000                             1.9%

         All directors and officers                  959,000                            36.5%
         as a group (3 persons)

          None of the above individuals has the right to acquire beneficial ownership of additional stock nor are any of the above individuals owners or entitled to become owners of any stock warrants. Address of such shareholders is as follows:

John M. Taggart
10418 NE 2nd Ave
Miami Shores, FL 33138

Ellen & Timothy McLaughlin
108 Adams St
Novato, CA 94947

David M. Taggart
6293 SW 32nd St
Miami, FL 33155

Preston T. Johnson
7502 Woodhaven Ct
Glen Burnie, MD 21060

Item 12. Certain Relationships and Related Transactions.

         Hand Brand was founded by John Taggart, David Taggart, Preston Johnson and Derek Hopton in November 1995. Each of the founders received 50,000 shares of common stock in connection with the organization of Hand Brand. In October 1996, Hand Brand acquired all the shares of The Family News, Inc. for 1,200,000 shares of common stock, of which John Taggart received 800,000 of such shares and no other original founder of Hand Brand was an owner of The Family News, Inc. shares. Taggart acquired his Family Health News shares in 1990. The board of directors of Hand Brand, which consisted of John Taggart, David Taggart and Preston Johnson, made a determination of the number of shares to issue for The Family News, Inc. based on the relative operations of each company at the time.

Item 13.       Exhibits and Reports on Form 8-K.

Exhibit No.                                                   Description
-----------                                                   -----------


2(a)                                                          Articles of Incorporation of the Registrant*

2(b)                                                          Articles of Amendment to Articles of
                                                              Incorporation*

2(c)                                                          By-Laws of the Registrant*

27                                                            Financial Data Schedule (for SEC use only)

*Incorporated by reference to this Exhibit No. of Registrant's Registration Statement on Form 10-SB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HAND BRAND DISTRIBUTION, INC.



April 3, 2000                By: /s/ John Taggart
                                 -----------------------
                                 John Taggart, President



         In accordance with the Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


April 3, 2000                By: /s/ John Taggart
                                 -----------------------
                                 John Taggart
                                 Director


April 3, 2000                By: /s/ David M. Taggart
                                 -----------------------
                                 David M. Taggart
                                 Director


April 3, 2000                By: /s/ Preston T. Johnson
                                 -----------------------
                                 Preston T. Johnson
                                 Director

                          HAND BRAND DISTRIBUTION, INC.
                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                          HAND BRAND DISTRIBUTION, INC.
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998














                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------

Independent Auditors' Report                                                2

Balance Sheets                                                              3

Statements of Income                                                        5

Statements of Changes in Stockholders'  Equity                              6

Statements of Cash Flows                                                    7

Notes to Financial Statements                                               9

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Hand Brand Distribution, Inc.
Miami, Florida

We have audited the accompanying balance sheets of Hand Brand Distribution, Inc. as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Hand Brand Distribution, Inc. as of December 31, 1999 and 1998, the results of its operations, and cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                     /s/ Sewell and Company
                                                     --------------------------
                                                     SEWELL AND COMPANY, PA



Hollywood, Florida
February 7, 2000

                         HAND BRAND DISTRIBUTION, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                     1999          1998
                                                   --------      --------

Cash                                               $ 24,070      $  2,649
Accounts receivable (net of allowance for
     doubtful accounts $2,282 and $0)                11,974         9,973
Inventory                                           161,127       253,643
Other current assets                                  5,600         5,600
                                                   --------      --------

Total current assets                                202,771       271,865

Fixed assets (net of accumulated depreciation
     of $58,823 and $38,412)                        135,999       152,352

Other assets
  Deposits                                            2,025         2,025
  Goodwill and trademarks (net of accumulated
    amortization $43,283 and $39,804)               163,756       177,558
  Deferred tax asset                                  6,711         6,711
  Other assets                                        1,960         1,960
                                                   --------      --------

                                                    174,452       188,254
                                                   --------      --------

                                                   $513,222      $612,471
                                                   ========      ========





            See auditors' report and notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                          1999         1998
                                                        ---------   ---------
Accounts payable                                        $  14,408   $  13,749
Taxes payable                                                 498         379
Note payable                                               19,419          --
                                                        ---------   ---------

Total current liabilities                                  34,325      14,128

Long term liabilities
  Notes payable, less current maturity of $19,419         212,472     448,000

Shareholders' equity
  Common stock $.002 par value, authorized
    12,500,000 shares; issued and outstanding:
    2,524,100 and 1,815,100 shares                          5,048       3,630
  Additional paid in capital                              738,202     367,870
  Retained earnings (deficit)                            (476,825)   (221,157)
                                                        ---------   ---------

                                                          266,425     150,343
                                                        ---------   ---------

                                                        $ 513,222   $ 612,471
                                                        =========   =========






            See auditors' report and notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                         1999           1998
                                                      ---------       ---------

Income
  Sales net of returns                                $ 307,545       $ 311,147
  Cost of sales                                        (187,779)       (134,776)
                                                      ---------       ---------

Gross profit                                            119,766         176,371

Expenses
  General and administrative expenses                   433,461         242,234
  Gain on transfer of assets                            (69,248)             --
  Loss from disposal of inventory                        32,625              --
  Printing and publications                               7,568           8,750
  Depreciation and amortization                          34,213          33,453
                                                      ---------       ---------

                                                        438,619         284,437
                                                      ---------       ---------

Loss from continuing operations                        (318,853)       (108,066)

Extraordinary items
  Gain on debt restructure                               63,185              --
                                                      ---------       ---------

Net loss                                              $(255,668)      $(108,066)
                                                      =========       =========

EARNING PER SHARE
Loss per common share from continuing operations      $  (0.140)      $  (0.120)
Extraordinary items                                       0.030
                                                      ---------       ---------

Net income per share                                  $  (0.110)      $  (0.120)
                                                      =========       =========





            See auditors' report and notes to financial statements.

                          HAND BRAND DISTRIBUTION, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                Common Stock
                                           --------------------------       Paid in       Accumulated
                                           Shares           Amount          Capital         Deficit              Total
                                          ---------      -----------     -----------      ------------        -----------
Balance December 31, 1997                 1,773,100      $     3,546     $   325,954      $   (113,091)       $   216,409

Warrant exercised                            42,000               84          41,916                               42,000

  Net Loss from Operations                                                                    (108,066)          (108,066)
                                          -------------------------------------------------------------------------------
Balance December 31, 1998                 1,815,100            3,630         367,870          (221,157)           150,343

Issuance of common stock
  ($.002 per share)                         709,000            1,418         370,332                              371,750

Net loss December 31, 1999                                                                    (255,668)          (255,668)
                                          -------------------------------------------------------------------------------

Balance December 31, 1999                 2,524,100      $     5,048     $   738,202      $   (476,825)       $   266,425
                                          ===============================================================================








            See auditors' report and notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                             1999            1998
                                                          ---------       ---------
Cash flows from operating activities:
  Net loss                                                $(255,668)       (108,066)
                                                          ---------       ---------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                          34,213          33,453
     Allowance for doubtful accounts                          2,282              --
      (Increase) decrease in accounts receivable             (4,283)          8,029
      (Increase) decrease in inventories                     92,516          26,069
     (Increase) decrease in other assets                         --            (600)
      Increase (decrease) in accounts payable                   778         (12,733)
     Increase (decrease) in accrued interest payable             --          24,000
      Gain on transfer of assets                            (54,147)             --
      Gain on debt restructure                              (63,186)             --
                                                          ---------       ---------

      Total adjustments                                       8,173          78,218
                                                          ---------       ---------

  Net cash used by operating activities                    (247,495)        (29,848)
                                                          ---------       ---------

Cash flows from investing activities:
  Cash payments for the purchase of property                 (4,058)        (17,113)
                                                          ---------       ---------

  Net cash used by investing activities                      (4,058)        (17,113)
                                                          ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    371,750          42,000
  Principal payment on long term debt                       (98,776)             --
                                                          ---------       ---------

  Net cash provided by financing activities                 272,974          42,000
                                                          ---------       ---------

Net increase in cash and cash equivalents                    21,421          (4,961)
                                                          ---------       ---------

Cash and cash equivalents, beginning of year                  2,649           7,610
                                                          ---------       ---------

Cash and cash equivalents, end of year                    $  24,070           2,649
                                                          =========       =========










            See auditors' report and notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                               1999           1998
                                                                            ---------        ---------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest expense                                                        $  16,723        $      --
                                                                            ---------        ---------
  Shareholders' equity note

  For the year end December 31, 1999 the company issued 709,000 shares of common stock in exchange of 371,750 warrants exercised. The proceeds from the warrants exercised were $ 371,750









            See auditors' report and notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Hand Brand Distribution, Inc. ("the Company") was incorporated in November 1995, under the laws of the State of Florida for the purpose of developing and marketing nutritional supplements, cleaning and hygiene products. It also publishes a news catalog to market its products.

       BASIS OF ACCOUNTING

       The Company presents its financial statements on the accrual basis of accounting in compliance with generally accepted accounting principles.

       INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes.

       USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

       The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the period presented. Actual results could differ from these estimates.

       CASH AND CASH EQUIVALENTS

       The Company considers all cash and cash equivalents highly liquid investments with an original maturity of three months or less to be cash equivalents.

       INVENTORY

       The inventory of the Company is recorded at average cost and includes nutritional supplements, cleaning and hygiene products and raw materials from the acquisition of The Rockland Corporation, doing business as Lifetime Water.

       REVENUE RECOGNITION

       The Company's products are manufactured to specific customer orders, and revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       REVENUE RECOGNITION (CONTINUED)

       The Company publishes a catalog of its products for mail order marketing, which includes articles on the health benefits of its product. Subscriptions are for two-year periods, and revenue is recognized when the subscription order is received. Unearned subscription revenue is amortized using the straight-line method over the term of the subscription. The amount of the subscription revenue was not material in any year.

       ACCOUNTS RECEIVABLE

       The Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

       PROPERTY AND EQUIPMENT AND DEPRECIATION

       Property and equipment are stated at cost. Depreciation is computed by using the straight-line method based over the assets estimated useful lives as follows:

             Furniture & Fixtures                                5 - 10 years

       INTANGIBLE ASSETS

       The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

       No reduction for impairment of intangible assets was necessary at December 31, 1999 or 1998.

       AMORTIZATION

       Amortization of trademarks and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                Trademarks                                        15 years
                Goodwill                                          15 years

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       CREDIT RISK

       Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $24,070 at December 31, 1999, and $2,649 at December 31, 1998, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

       ADVERTISING

       Advertising costs are charged to operations when incurred. Advertising costs during 1999 and 1998 amounted to $104,935 and $2,257, respectively.


NOTE 2 COMMON STOCK AND PREFERRED STOCK

       The Company authorized 12,500,000 shares of common stock, of which 2,524,100 shares are issued and outstanding at December 31, 1999, and 1,815,100 shares are issued and outstanding at December 31, 1998.

       During 1998, a total of 42,000 warrants were exercised at a price of $1.00 per share.

       On March 21, 1999, the board of directors amended the provisions of its warrants to provide an additional share for every warrant for a period of thirty days from the date of the meeting. During the period, 337,250 warrants were exercised at a price of $1. per 2(two) shares.

       An additional 34,500 warrants were exercised at a price of $1.00 by the end of 1999.

       At December 31, 1999 and 1998, the total shares of common stock was as follows:


                                                              1999        1998
                                                            ---------  ---------

       Issued & outstanding at the beginning of the year 1,815,100 1,773,100 Warrants exercised during 1999 and 1998
         371,750 and 42,000, respectively                     709,000     42,000
                                                            ---------  ---------

       Total (par value of $.002)                           2,524,100  1,815,100
                                                            =========  =========

       The total amount of warrants outstanding is 834,900 at December 31, 1999 and 1998. The warrants not exercised, 338,750, expired December 31, 1999.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 3 INCOME TAXES

       The Company reduced taxable income in 1997 by applying federal net operating losses to pre-tax income, reducing the taxable income by $63,316. These losses were carried forward from prior years.

       The Company has a remaining federal net operating loss carryforward of $221,157, of which $60,316 expires in 2011, and $57,590 expires in 2017, and $108,066 expires in 2018.

       In addition, the purchase of The Family News, Inc. entitles the Company to additional NOL's of approximately $45,000, which expire in 2008, 2009, and 2011. The respective deferred tax asset of $6,711 is reflected in the balance sheet.


NOTE 4 INVENTORIES

       At December 31, 1999 and 1998, inventories consisted of the following:

                                                         1999           1998
                                                       ---------      --------
             Finished goods                            $ 85,307       $157,665
             Raw materials                               75,820         90,407
             Labels and jars                                  0          5,571
                                                       --------       --------

                                                       $161,127       $253,643


NOTE 5 FIXED ASSETS

       Fixed assets at December 31, 1999 and 1998 consisted of the following:


                                                       1999           1998
                                                     --------       --------
            Furniture and fixtures                   $ 57,837       $ 55,974
            Computers and software                     16,711         16,711
            Equipment                                 120,274        118,079
                                                     --------       --------
                                                      194,822        190,764
            Less accumulated depreciation             (58,823)       (38,412)
                                                     --------       --------

            Total                                    $135,999       $152,352
                                                     ========       ========

       Depreciation expense for the years ended December 31, 1999 and 1998 was $20,411 and $19,650, respectively.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 6 INTANGIBLE ASSETS

       At December 31, 1999 and 1998, intangible assets are summarized by major classification as follows:

                                       TFN     Lifetime      Total
                                    --------   --------     --------
             Trademark              $ 12,500   $ 95,131     $107,631
             Goodwill                 99,408          0       99,408
                                    --------   --------     --------
                                     111,908     95,131      207,039
             Less:
              Accumulated
                amortization         (16,797)   (12,684)     (29,481)
                                    --------   --------     --------

             Balance 12/31/98         95,111     82,447      177,558
             Less:
              Accumulated
                amortization          (7,460)    (6,342)     (13,802)
                                    --------   --------     --------

             Total 12/31/99         $ 87,651   $ 76,105     $163,756
                                    --------   --------     --------

       The goodwill represents the excess of the cost over the fair value of net assets of the acquired business, The Family News, Inc.

       Amortization expense for the years ended December 31, 1999 and 1998 was $13,802 and $13,803, respectively.


NOTE 7 LONG-TERM NOTE PAYABLE

       7% note payable guaranteed jointly by the
       Company and John M. Taggart; due in
       monthly installments of $2,902.73, including
       interest; beginning January 1st, 1999 for 10 years.           $ 231,891

       Less:  current maturities                                       (19,419)
                                                                     ---------

       Total long-term note payable                                  $ 212,472
                                                                     =========

       Interest expense for the year ended December 31, 1999 was $16,723.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 8 DEBT RESTRUCTURING

       On August 19, 1999, the Company renegotiated the $448,000 note payable to The Rockland Corporation that was issued for the acquisition of the assets of Lifetime. The terms of restructure include a transfer of assets (inventory) in the amount of $124,814, a new note payable in the amount of $250,000, payable over a ten-year period, and $10,000 cash due upon settlement. The fair market value of the inventory was based on sales of comparable items to unrelated parties. The Company recognized an extraordinary gain of $63,185 on the restructuring, and an ordinary gain of $54,147 on the asset transfer.


NOTE 9 COMMITMENTS

       On July 10, 1998, the Company entered into a lease agreement with Bert Manno for warehouse space in North Miami, Florida. Monthly payments are $1,575 plus tax for a period of two years, ending January 30, 2000.

       Since 1992, the Company has maintained a lease agreement with Shapar Realty Company for its main facility, renewable annually. Monthly rental payments are $700 plus tax.

       Total rental expense for the years ended December 31, 1999 and 1998 was $26,195 and $31,373, respectively.

                         HAND BRAND DISTRIBUTION, INC.
                                 BALANCE SHEETS
                 FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                       1997            1998
                                                     ---------      ----------

Current assets

  Cash                                               $   7,610       $   2,649
  Accounts receivables                                  18,002           9,973
  Inventory                                            279,712         253,643
  Other current assets                                   5,000           5,600
                                                     ---------       ---------

Total current assets                                   310,324         271,865

Fixed assets                                           173,651         190,764
  Less: Accumulated depreciation                       (18,762)        (38,412)
                                                     ---------       ---------
                                                       154,889         152,352
Other assets
  Deposits                                               2,025           2,025
  Goodwill and trademarks, net of accumulated
    amortization $ 29,481 $ 15,678                     191,361         177,558
  Deferred tax asset                                     6,711           6,711
  Other assets                                           1,960           1,960
                                                     ---------       ---------

                                                       202,057         188,254
                                                     ---------       ---------

                                                     $ 667,270       $ 612,471
                                                     =========       =========

Current liabilities

  Accounts payable                                   $  25,199       $  13,749
  Taxes payable                                          1,662             379
                                                     ---------       ---------

Total current liabilities                               26,861          14,128

Long term liabilities
  Notes payable                                        424,000         448,000

Shareholders' equity
  Common stock $.002 par value, authorized
    12,500,000 shares; issued and outstanding:
    1,773,100 and 1,815,100 shares respectively          3,546           3,630
  Additional paid in capital                           325,954         367,870
  Retained earnings (deficit)                         (113,091)       (221,157)
                                                     ---------       ---------

                                                       216,409         150,343
                                                     ---------       ---------

                                                     $ 667,270       $ 612,471
                                                     =========       =========














                       See notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                              STATEMENT OF INCOME
                 FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1998

                                              1997            1998
                                           ---------       ---------

Income
  Sales net of returns                     $ 374,915       $ 311,147
  Less cost of goods sold                    157,044         134,776
                                           ---------       ---------

Gross profit                                 217,871         176,371

Expenses
  General and administrative expenses        222,053         242,234
  Printing and publications                   26,385           8,750
  Depreciation and amortization               31,168          33,453
                                           ---------       ---------

                                             279,606         284,437
                                           ---------       ---------

Net loss                                   $ (61,735)      $(108,066)
                                           =========       =========

Loss per common share                      $   (0.03)      $   (0.12)
                                           =========       =========










                       See notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1998


                                      COMMON STOCK               PAID IN         ACCUMULATED
                                 SHARES           AMOUNT          CAPITAL          DEFICIT          TOTAL
                               -----------------------------------------------------------------------------
Balance December 31, 1996       3,400,000       $    3,400       $  253,000      $  (51,356)      $  205,044

1 x 2 reverse stock split      (1,700,000)                                                                --

Warrants exercised                 73,100              146           72,954                           73,100

Net loss from operations                                                            (61,735)         (61,735)
                               -----------------------------------------------------------------------------

Balance December 31, 1997       1,773,100            3,546          325,954        (113,091)         216,409

Warrant exercised                  42,000               84           41,916                           42,000

Net Loss from Operations                                                           (108,066)        (108,066)
                               -----------------------------------------------------------------------------

Balance December 31, 1998       1,815,100       $    3,630       $  367,870      $ (221,157)      $  150,343
                               =============================================================================













                       See notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                            STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                          1997             1998
                                                        ---------       ---------
Cash flows from operating activities:
  Net loss                                              $ (61,735)      $(108,066)
                                                        ---------       ---------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                        31,168          33,453
      (Increase) decrease in accounts receivable          (15,079)          8,029
      (Increase) decrease in prepaid expenses
      (Increase) decrease in inventories                 (251,712)         26,069
      (Increase) decrease in other assets                 (97,531)           (600)
      Increase (decrease) in accounts payable              18,371         (12,733)
      Increase (decrease) in accrued liabilities            1,662
                                                        ---------       ---------

      Total adjustments                                  (313,121)         54,218
                                                        ---------       ---------

  Net cash used by operating activities                  (374,856)        (53,848)
                                                        ---------       ---------

Cash flows from investing activities:
  Cash payments for the purchase of property             (118,079)        (17,113)
                                                        ---------       ---------

  Net cash used by investing activities                  (118,079)        (17,113)
                                                        ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      146
  Adjustment to additional paid in capital
  Proceeds from issuance of long-term debt                424,000          24,000
  Proceeds from issuance of stock warrants                 72,954          42,000
                                                        ---------       ---------

  Net cash provided by financing activities               497,100          66,000
                                                        ---------       ---------

Net increase in cash and cash equivalents                   4,165          (4,961)

Cash and cash equivalents, beginning of year                3,445           7,610
                                                        ---------       ---------

Cash and cash equivalents, end of year                  $   7,610       $   2,649
                                                        =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest expense                                    $  24,000       $  24,000
                                                        =========       =========

Acquisition Note

In connection with the acquisition of The Family News, Inc., the company acquired assets with a fair value of $ 216,000.

Shareholders' equity note

During the second quarter, the company issued 600,000 shares of its common stock pursuant to a private placement offering. The proceeds from the offering were $ 40,000, net of offering cost of $ 10,000.


                       See notes to financial statements.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998



NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Hand Brand Distribution, Inc. ("the Company") was incorporated in November 1995, under the laws of the State of Florida for the purpose of developing and marketing nutritional supplements, cleaning and hygiene products. It also publishes a news catalog to market its products.

         BASIS OF ACCOUNTING

         The Company presents its financial statements on the accrual basis of accounting in compliance with generally accepted accounting principles.

         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes.

         USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

         The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the period presented. Actual results could differ from these estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all cash and cash equivalents highly liquid investments with an original maturity of three months or less to be cash equivalents.

         INVENTORY

         The inventory of the Company is recorded at average cost and includes nutritional supplements, cleaning and hygiene products and raw materials from the acquisition of The Rockland Corporation, doing business as Lifetime Water.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (CONTINUED)

         REVENUE RECOGNITION

         The Company's products are manufactured to specific customer orders, and revenues are recognized when the products are shipped. Revenue is reduced for estimated returns and allowances.

         The Company publishes a catalog of its products for mail order marketing, which also includes articles on the health benefits of its products. Subscriptions are for two year periods, and revenue is recognized when the subscription order is received. Unearned subscription revenue is amortized using the straight-line method over the term of the subscription. The amount of subscription revenue was not material in any year.

         ACCOUNTS RECEIVABLE

         The Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

         PROPERTY AND EQUIPMENT AND DEPRECIATION

         Property and equipment are stated at cost. Depreciation is computed by using the straight-line method based over the assets estimated useful lives as follows:

              Furniture & Fixtures                5 - 10 years

         AMORTIZATION

         Amortization of trademarks and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

              Trademarks                          15 years
              Goodwill                            15 years

         CREDIT RISK

         Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $7,610 and $2,649 at December 31, 1997 and 1998, respectively. These amounts were insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

         ADVERTISING

         Advertising costs are charged to operations when incurred. Advertising costs amounted to $789 and $2,257 for the years ended December 31, 1997 and 1998, respectively.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998

NOTE 2   COMMON STOCK

         On December 31, 1996, the Company had 25,000,000 shares of common stock authorized, and 3,400,000 shares of common stock, issued and outstanding. During January 1997, the Company effected a one for two reverse stock split for all outstanding shares, which brought a total of 12,500,000 authorized shares of common stock, and 1,700,000 shares issued and outstanding at a par value of $.002.

         During 1997, a total of 73,100 warrants were exercised at a price of $1.00 per share.

         During 1998, a total of 42,000 warrants were exercised at a price of $1.00 per share; and 124,000 warrants were canceled.

         The total shares of common stock were as follows:

                                        12/31/97                   12/31/98
                                        --------                   --------

         Issued & outstanding
           (par value $.002)           1,773,100                  1,815,100

         The warrants not exercised at December 31, 1998 were extended for a one-year period and maintain the stated terms of conversion. This action was adopted by the board of directors to provide the Company access to capital. No warrants were issued to employees.

         The total amount of warrants outstanding were 876,900 and 710,500 at December 31, 1997 and 1998, respectively. There are no employee owned warrants at December 31, 1998.

NOTE 3   INCOME TAXES

         The Company reduced taxable income in 1997 by applying federal net operating losses to pre-tax income, reducing the taxable income by $63,316. These losses were carried forward from prior years.

         The Company has a remaining federal net operating loss carryforward of $117,908 and $221,157, for the years ended December 31, 1997 and 1998, of which $60,316 expires in 2011, and $57,590 expires in 2017, and $108,066 expires in 2018.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998


NOTE 3   INCOME TAXES (CONTINUED)

         In addition, the purchase of The Family News, Inc. entitles the Company to additional NOL's of approximately $45,000, which expire in 2008, 2009, and 2011. The respective deferred tax asset of $6,711 is reflected in the balance sheet.

NOTE 4   INVENTORIES

         Inventories consisted of the following:

                                              12/31/97     12/31/98
                                              --------     --------


            Finished goods                     $187,245    $157,665
            Raw materials                        92,467      90,407
            Labels and jars                           0       5,571
                                               --------    --------
                                               $279,712    $253,643
                                               ========    ========



NOTE 5   FIXED ASSETS

         Furniture and fixtures were acquired with the purchase of The Family News, Inc.

         Equipment was purchased from The Rockland Corporation, doing business as Lifetime Water.

         Fixed assets consisted of the following:

                                             12/31/97           12/31/98
                                             --------           --------

           Furniture & fixtures              $ 55,572           $ 55,974
           Computers and software                   0             16,711
           Equipment                          118,079            118,079
                                             --------           --------
                                              173,651            190,764
           Less accumulated
             depreciation                     (18,762)           (38,412)
                                             --------           --------

           Total                             $154,889           $152,352
                                             ========           ========

Depreciation expense for the years ended December 31, 1997 and 1998 were $17,365 and $19,650, respectively.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998


NOTE 6   INTANGIBLE ASSETS

         At December 31, 1997 and 1998, intangible assets are summarized by major classification as follows:

                                   TFN           Lifetime               Total
                                ---------        --------              --------

          Trademark             $  12,500        $ 95,131              $107,631
          Goodwill                 99,408               0                99,408
                                ---------        --------              --------
                                  111,908          95,131               207,039

          Less:
            Accumulated
             amortization          (9,336)         (6,342)              (15,678)
                                ---------        --------              --------

          Total 12/31/97        $ 102,572        $ 88,789              $191,361
                                =========        ========              ========

          Less:
            Accumulated
             amortization          (7,461)         (6,342)              (13,803)
                                ---------        --------              --------

          Total 12/31/98        $  95,111        $ 82,447              $177,558
                                =========        ========              ========

         The goodwill represents the excess of the cost over the fair value of net assets of the acquired business, The Family News, Inc.

         Amortization expense for the years ended December 31, 1997 and 1998 was $13,803 for each year.

NOTE 7   ACQUISITION

         During January 1997, the Company acquired the assets of The Rockland Corporation for a purchase price of $400,000. The acquisition was accounted for as a purchase and was included with combined operations from that date through December 31, 1997. The purchase was financed with $400,000 installment promissory note plus 6% interest on the entire outstanding balance.

         The total purchase price of $400,000 was allocated as follows:

               Raw materials                           $ 92,467
               Equipment                                118,079
               Other intangible assets                   95,131
               Inventory                                 94,323
                                                       --------
               Total                                   $400,000
                                                       ========

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998


NOTE 8   PROMISSORY NOTE PAYABLE

         The Company has a non-negotiable promissory note payable in the amount of $400,000. The note is jointly and severally guaranteed to The Rockland Corporation by the Company and John M. Taggart.

         Interest is 6% on the entire outstanding balance and a 2.5% fee will be added to each installment if more than 7 days past due. The late fee shall be 5% if more than 30 days past due.

         Payments are in the amount of $44,443 to be made in nine equal installments plus interest on the entire outstanding balance beginning on January 1, 1998. The first payment due on January 1, 1998, has been extended for a twelve month period, with no fees or penalties. According to management, the Company will renegotiate the loan and has agreed to partial payments from inventory.

         Accrued interest of $24,000 as of December 31, 1997 and 1998 has been recorded.

NOTE 9   COMMITMENTS

         On July 10, 1998, the Company entered into a lease agreement with Bert Manno for warehouse space in North Miami, Florida. Monthly payments are $1,500 plus tax for a period of two years, ending January 30, 2000.

         Since 1992, the Company has maintained a lease agreement with Shapar Realty Company for its main facility, renewable annually. Monthly rental payments are $700 plus tax.

         Total rental expense for the year ended December 31, 1998 was $31,373.

         In the normal course of business, the Company was involved in a lawsuit. In the opinion of management, the outcome had no adverse effect on the financial statements.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998




NOTE 10  LEGAL CONTINGENCIES

         In the normal course of business, Hand Brand was involved in a civil action lawsuit. The case was dismissed on March 2, 1999.

                         HAND BRAND DISTRIBUTION, INC.
                                 BALANCE SHEET
                               SEPTEMBER 30, 1999





                                     ASSETS

Current assets

  Cash                                                               $ 175,261
  Accounts receivables                                                  15,362
  Inventory                                                            250,844
  Other current assets                                                   5,600
                                                                     ---------

Total current assets                                                 $ 447,067

Fixed assets                                                           194,225
  Less: Accumulated depreciation                                       (53,696)
                                                                     ---------
                                                                       140,529
Other assets
  Deposits                                                               2,025
  Goodwill and trademarks, net of accumulated
    amortization of $39,804                                            167,235
  Deferred tax asset                                                     6,711
  Other assets                                                           1,960
                                                                     ---------

                                                                       177,931
                                                                     ---------

                                                                     $ 765,527
                                                                     =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable                                                   $   3,467
  Taxes payable                                                            155
  Notes payable                                                         19,194
                                                                     ---------

Total current liabilities                                            $  22,816

Long term liabilities

  Notes payable, less current maturities of $19,194                    215,803

Shareholders' equity
  Common stock 12,500,000 shares; authorized,
    2,524,100 issued and outstanding, $.002 par value                    5,048
  Additional paid in capital                                           738,202
  Retained deficit                                                    (216,342)
                                                                     ---------

                                                                       526,908
                                                                     ---------

                                                                     $ 765,527
                                                                     =========

                         HAND BRAND DISTRIBUTION, INC.
                              STATEMENT OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999



                                                               1998                 1999
                                                         ------------------   ------------------
                                                            (UNAUDITED)          (UNAUDITED)

Income
  Sales net of returns                                        $ 231,905            $ 221,812
  Less cost of goods sold                                      (100,345)            (103,343)
                                                              ---------            ---------

Gross profit                                                  $ 131,560            $ 118,469
                                                              ---------            ---------
Expenses
  General and administrative expenses                           180,740              218,433
  Gain on transfer of assets                                         --              (69,248)
  Printing and publications                                      13,374                2,047
  Depreciation and amortization                                  25,137               24,007
                                                              ---------            ---------

Total expenses                                                                       176,840
                                                              ---------            ---------

Loss from continuing operations                                 105,690               58,371

Extraordinary gain on debt restructure                               --               63,185
                                                              ---------            ---------

Net income (loss)                                             $(105,690)           $   4,815
                                                              =========            =========

Earnings per share
------------------

Income (loss) per share
 from continuing operations                                       (0.04)              (0.027)

Extraordinary items                                                  --               (0.029)

Net income per share                                              (0.04)               0.002












                       See notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTH ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)




                                       COMMON STOCK               PAID IN        ACCUMULATED
                                 SHARES           AMOUNT          CAPITAL          DEFICIT          TOTAL
                               -----------------------------------------------------------------------------


Balance December 31, 1998       1,815,100            3,630          367,870        (221,157)         150,343

Issuance of common stock
  ($.002 per share)               709,000            1,418          370,332                          371,750

Net income September 30, 1999                                                         4,815            4,815
                               -----------------------------------------------------------------------------

Balance September 30, 1999      2,524,100       $    5,048       $  738,202      $ (216,342)      $  526,908
                               =============================================================================


















                       See notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                            STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (UNAUDITED)



                                                                         1998              1999
                                                                      ---------         ---------
Cash flows from operating activities:
  Net income (loss)                                                   $(105,690)        $   4,815
                                                                      ---------         ---------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                      25,137            25,607
      (Increase) decrease in accounts receivable                          4,896            (5,389)
      (Increase) decrease in inventories                                  8,505             2,799
      Increase (decrease) in accounts payable                            31,747           (10,282)
      Increase (decrease) in accrued liabilities                             --              (224)
      Gain on transfer of assets                                                          (54,146)
      Gain on debt restructure                                                            (63,186)
                                                                      ---------         ---------

      Total adjustments                                                 (70,258)         (104,821)
                                                                      ---------         ---------

  Net cash provided (used) by operating activities                       35,405          (100,006)
                                                                      ---------         ---------
Cash flow from investing activities:
  Cash payments for the purchase of property                                 --            (3,461)
                                                                      ---------         ---------
  Net cash provided (used) by investing activities                           --            (3,461)

Cash flow from financing activities:
  Proceeds from issuance of common stock                                 14,500           371,750
                                                                      ---------         ---------

  Principal payments on long-term debt                                   18,000           (95,671)
                                                                      ---------         ---------

  Net cash provided (used) by financing activities                       32,500           276,079
                                                                      ---------         ---------

Net increase (decrease) in cash and cash equivalents                     67,905           172,612

Cash and cash equivalents, beginning of year                              7,610             2,649
                                                                      ---------         ---------

Cash and cash equivalents, end of quarter                             $  67,905         $ 175,261
                                                                      =========         =========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
     Interest expense                                                 $  18,000         $  14,024
                                                                      ---------         ---------



  For the nine months ended September 30, 1999 the company issued 709,000 shares of common stock in exchange of 371,750 warrants exercised. The proceeds from the warrants exercised were $ 371,750














                       See notes to financial statements.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Hand Brand Distribution, Inc. ("the Company") was incorporated in November 1995, under the laws of the State of Florida for the purpose of developing and marketing nutritional supplements, cleaning and hygiene products. It also publishes a news catalog to market its products.

                  BASIS OF ACCOUNTING

                  The Company presents its financial statements on the accrual basis of accounting in compliance with generally accepted accounting principles.

                  INCOME TAXES

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes.

                  USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

                  The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the period presented. Actual results could differ from these estimates.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all cash and cash equivalents highly liquid investments with an original maturity of three months or less to be cash equivalents.

                  INVENTORY

                  The inventory of the Company is recorded at average cost and includes nutritional supplements, cleaning and hygiene products and raw materials from the acquisition of The Rockland Corporation, doing business as Lifetime Water.

                  REVENUE RECOGNITION

                  The Company's products are manufactured to specific customer orders, and revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowance.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  REVENUE RECOGNITION

                  The Company publishes a catalog of its products for mail order marketing, which also includes articles on the health benefits of its products. Subscriptions are for two-year periods, and revenue is recognized when the subscription order is received. Unearned subscription revenue is amortized using the straight-line method over the term of the subscription. The amount of the subscription revenue was not material in any year.

                  ACCOUNTS RECEIVABLE

                  The Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

                  PROPERTY AND EQUIPMENT AND DEPRECIATION

                  Property and equipment are stated at cost. Depreciation is computed by using the straight-line method based over the assets estimated useful lives as follows:

                           Furniture & Fixtures                5 - 10 years

                  INTANGIBLE ASSETS

                  The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

                  No reduction for impairment of intangible assets was necessary at September 30, 1999.

                  AMORTIZATION

                  Amortization of trademarks and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                           Trademarks                    15 years
                           Goodwill                      15 years

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  CREDIT RISK

                  Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institution amounting to $175,261 at September 30, 1999, which was insured for up to $200,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

                  ADVERTISING

                  Advertising costs are charged to operations when incurred. Advertising costs during the nine months ended September 30, 1999 amounted to $17,935.

NOTE 2            COMMON STOCK AND PREFERRED STOCK

                  The Company authorized 12,500,000 shares of common stock, and 2,524,100 shares of common stock issued and outstanding.

                  On March 21, 1999, the board of directors amended the provisions of its warrants to provide an additional share for every warrant for a period of thirty days from the date of the meeting. During that period, 337,250 warrants were exercised at a price of $1.00 per 2 (two) shares.

                  At September 30, 1999, a total of 34,500 warrants were exercised at a price of $1.00 per share.

                  At September 30, 1999, the total shares of common stock were as follows:

                      Issued & outstanding December 31, 1998          1,815,100
                      Warrants exercised - 371,750                      709,000
                                                                      ---------

                      Total (par value of $.002) September 30, 1999   2,524,100
                                                                      =========

                  The warrants not exercised will expire December 31, 1999.

                  The total amount of warrants outstanding is 338,750 at September 30, 1999.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 3            INVENTORIES

                  At September 30, 1999, inventories consisted of the following:

                           Finished goods                              $111,356
                           Raw materials                                139,488
                           Labels and jars                                    0
                                                                       --------

                                                                       $250,844
                                                                       ========

NOTE 4            FIXED ASSETS

                  Fixed assets at September 30, 1999 consisted of the following:

                           Furniture & fixtures                        $ 57,837
                           Computers and software                        16,711
                           Equipment                                    119,579
                                                                       --------
                                                                        194,127
                           Less accumulated depreciation                (53,696)
                                                                       --------

                           Total                                       $140,431
                                                                       ========

                  Depreciation expense for the nine months ended September 30, 1999 was $15,284.

NOTE 5            INTANGIBLE ASSETS

                  At September 30, 1999, intangible assets are summarized by major classification as follows:

                                                    TFN           LIFETIME            TOTAL
                                                    ---           --------            -----
                    Trademark                     $ 12,500        $ 95,131          $107,631
                    Goodwill                        99,408               0            99,408
                                                  --------        --------          --------
                                                   111,908          95,131           207,039

                    Less:
                      Accumulated amortization     (22,376)        (17,428)          (39,804)
                                                  --------        --------          --------

                             Total                $ 89,532        $ 77,703          $167,235
                                                  ========        ========          ========


                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



NOTE 5            INTANGIBLE ASSETS (CONTINUED)

                  The goodwill represents the excess of the cost over the fair value of net assets of the acquired business, The Family News, Inc.

                  Amortization expense for the nine months ended September 30, 1999 was $10,324.

NOTE 6            LONG-TERM NOTE PAYABLE

                  7% note payable guaranteed jointly by the
                  Company and John M. Taggart; due in
                  monthly installments of  $2,902.73, including
                  interest; beginning January 1st, 1999 for
                  10 years.                                            $234,997

                  Less:  current maturities                             (19,194)
                                                                       --------

                  Total long-term note payable                         $215,803
                                                                       ========

                  Interest expense for the nine months ended September 30, 1999 was $14,024.

NOTE 7            DEBT RESTRUCTURING

                  On August 19, 1999, the Company renegotiated the $448,000 note payable to The Rockland Corporation that was issued for the acquisition of the assets of Lifetime. The terms of restructure include a transfer of assets (inventory) in the amount of $124,814, a new note payable in the amount of $250,000, payable over a ten-year period, and $10,000 cash due upon settlement. The fair market value of the inventory was based on sales of comparable items to unrelated parties. The Company recognized an extraordinary gain of $63,185 on the restructuring, and an ordinary gain of $54,147 on the asset transfer.