Form 10QSB
period 2000-03-31
HAND BRAND DISTRIBUTION INC
filed 2000-05-24
CIK 1017110

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2000

                         Commission File No. 000-27237

                          HAND BRAND DISTRIBUTION, INC.
              ---------------------------------------------------
              (Exact name of small business issuer in its charter)

         FLORIDA                                        66-0622463
------------------------                    ---------------------------------
(State of Incorporation)                    (IRS Employer Identification No.)

                              9845 N.E. 2nd Avenue
                             Miami Shores, FL 33138
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 759-8710
                         ------------------------------
                             Issuer's Telephone No.

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
              Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,533,400 shares of common stock, as of May 21, 2000.

Transitional Small Business Disclosure Format:  No

                          PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Registrant's Financial Statements are filed herewith following the signature page.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FILED FOLLOWING THE FINANCIAL STATEMENTS

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

         Exhibit 27.  Financial Data Schedule

         (b)  EXHIBITS

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HAND BRAND DISTRIBUTION, INC.

May 23, 2000                           By: /s/ JOHN TAGGERT
                                           ---------------------------------
                                            John Taggert
                                            President and Principal Financial
                                            Officer

ITEM 1


                          HAND BRAND DISTRIBUTION, INC.
                              FINANCIAL STATEMENTS

                               THREE MONTHS ENDED
                                 MARCH 31, 2000

                          HAND BRAND DISTRIBUTION, INC.
                              FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                    PAGE NO.
                                                                    --------

Independent Accountants' Review Report                                  2

Balance Sheets - March 31, 2000 (Unaudited) and
   December 31, 1999 (Audited)                                          3

Statements of Operations - For the Three Months
   Ended March 31, 2000 and 1999 (Unaudited)                            5

Statement of Changes in Stockholders' Equity  -
   For the Three Months Ended March 31, 2000
   (Unaudited)                                                          6

Statement of Cash Flows - For the Three Months
    Ended March 31, 2000 and 1999 (Unaudited)                           7

Notes to Financial Statements                                           9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Hand Brand Distribution, Inc.
Miami, Florida

We have reviewed the accompanying balance sheet of Hand Brand Distribution, Inc. (a Florida corporation) as of March 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Hand Brand Distribution, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 were audited by us, and we expressed an unqualified opinion on our report dated February 7, 2000, but we have not performed any auditing procedures since that date.

SEWELL AND COMPANY, PA

Hollywood, Florida
May 16, 2000

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

NOTE 1            UNAUDITED FINANCIAL STATEMENTS

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements.

                  In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of operating results to be expected for a full year.

NOTE 2            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

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

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

  NOTE 2          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES - CONTINUED

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

                  The Company publishes a catalog of its products for mail order marketing, which includes articles on the health benefits of its products. Subscriptions are for two-year periods, and revenue is recognized when the subscription order is received. Unearned subscription revenue is amortized using the straight-line method over the term of the subscription. The amount of the subscription revenue was not material in any year.

                  ACCOUNTS RECEIVABLE

                  The Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

NOTE 2            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES - CONTINUED

                  PROPERTY AND EQUIPMENT AND DEPRECIATION

                  Property and equipment are stated at cost. Depreciation is computed by using the straight-line method based over the assets estimated useful lives as follows:

                           Furniture and fixtures                5 - 10 years

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

                  No reduction for impairment of intangible assets was necessary at March 31, 2000.

                  AMORTIZATION

                  Amortization of trademarks and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                           Trademarks                                15 years
                           Goodwill                                  15 years

                  CREDIT RISK

                  Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $10,369 at March 31, 2000, which was insured for up to $200,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

                  ADVERTISING

                  Advertising costs are charged to operations when incurred. Advertising costs during the three months ended March 31, 2000 amounted to $0.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

NOTE 3            COMMON STOCK AND PREFERRED STOCK

                  The Company authorized 12,500,000 shares of common stock, and 2,533,400 shares of common stock issued and outstanding.

                  On March 31, 2000, the Company issued 9,300 shares of common stock at a price of $5. per share in connection with a private placement for a total amount of $46,500 in cash.

NOTE 4            INVENTORIES

                  Inventories consisted of the following:

                                         March 31,      December 31,
                                           2000            1999
                                         --------       ------------

                  Finished goods         $ 79,043         $ 85,307
                  Raw materials            73,640           75,820
                                         --------         --------

                  Total                  $152,683         $161,127
                                         ========         ========


NOTE 5            FIXED ASSETS

                  Fixed assets consisted of the following:

                                                   March 31,      December 31,
                                                     2000            1999
                                                   ---------      ------------

                  Furniture and fixtures           $  57,837       $  57,837
                  Computers and software              16,711          16,711
                  Equipment                          120,274         120,274
                                                   ---------       ---------
                                                     194,822         194,822
                  Less accumulated depreciation      (63,791)        (58,823)
                                                   ---------       ---------

                  Total                            $ 131,031       $ 135,999
                                                   =========       =========


                  Depreciation expense for the three months ended March 31, 2000 was $4,968.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

NOTE 6            INTANGIBLE ASSETS

                  At March 31, 2000, intangible assets are summarized by major classification as follows:


                                                        TFN          LIFETIME           TOTAL
                                                        ---          --------           -----

                  Trademark                          $  12,500       $  95,131       $ 107,631
                  Goodwill                              99,408               0          99,408
                                                     ---------       ---------       ---------
                                                       111,908          95,131         207,039
                  Less accumulated amortization        (26,122)        (20,611)        (46,733)
                                                     ---------       ---------       ---------

                  Total                              $  85,786       $  74,520       $ 160,306
                                                     =========       =========       =========


                  The goodwill represents the excess of the cost over the fair value of net assets of the acquired business, The Family News, Inc.

                  Amortization expense for the three months ended March 31, 2000 was $3,450.

NOTE 7            LONG-TERM NOTE PAYABLE

                  7% note payable guaranteed
                  jointly by the Company and
                  John M. Taggart; due in
                  monthly installments of
                  $2,902.73, including
                  interest; beginning January
                  1st, 1999 for 10 years            $ 227,162

                  Less:  current maturities           (19,761)
                                                    ---------

                  Total long-term note payable      $ 207,401
                                                    =========


                  Interest expense for the three months ended March 31, 2000 was $3,980.

ITEM 2

           Management's Discussion and Analysis or Plan of Operations

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

         Sales for the quarter ended March 31, 2000 were $78,947 a 16.5% increase over sales for the quarter ender March 31, 1999. Decrease was due to a reduced level of sales activity. This increase is attributed to sales generated over the internet and an increase in wholesale purchases. This trend is expected to increase as Hand Brand develops its direct sales organization during 2000.

         Cost of goods sold as a percentage of sales was 35.6% for the quarter ended March 31, 2000 as compared to 44.2% for the quarter ended March 31, 1999 reflecting a greater proportion of sales being from private label products.

         Selling, general and administrative expenses were $97,269 for the quarter ended March 31, 2000. This was 123% of sales compared to 131% of sales for the quarter ended March 31, 1999. This decrease was due primarily to decreased marketing expenses during the quarter.