Form 10QSB/A
period 2000-03-31
HAND BRAND DISTRIBUTION INC
filed 2000-05-24
CIK 1017110

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 1O-QSB/A

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

         Exhibit 27.  Financial Data Schedule*

         (b)  EXHIBITS

*Previously filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HAND BRAND DISTRIBUTION, INC.

May 24, 2000                           By: /s/ JOHN TAGGERT
                                           ---------------------------------
                                            John Taggert
                                            President and Principal Financial
                                            Officer

ITEM 1


                          HAND BRAND DISTRIBUTION, INC.
                              FINANCIAL STATEMENTS

                               THREE MONTHS ENDED
                                 MARCH 31, 2000

                          HAND BRAND DISTRIBUTION, INC.
                              FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



Balance Sheets - March 31, 2000 (Unaudited) and
   December 31, 1999 (Audited)

Statements of Operations - For the Three Months
   Ended March 31, 2000 and 1999 (Unaudited)

Statement of Changes in Stockholders' Equity  -
   For the Three Months Ended March 31, 2000
   (Unaudited)

Statement of Cash Flows - For the Three Months
    Ended March 31, 2000 and 1999 (Unaudited)

Notes to Financial Statements

                          HAND BRAND DISTRIBUTION, INC.
                                 BALANCE SHEETS
           MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)


                                                       March 31,        December 31,
                                                         2000              1999
                                                       --------          --------
Cash                                                   $ 10,369          $ 24,070
Accounts receivable (net of allowance for
  doubtful accounts $2,282)                               6,245            11,974
Inventory                                               152,683           161,127
Employee advances                                         5,723
Other current assets                                     33,873             5,600
                                                       --------          --------

Total current assets                                    208,893           202,771

Fixed assets (net of accumulated depreciation
  of $63,791 and $58,823)                               131,031           135,999

Other assets
  Deposits                                                3,944             2,025
  Goodwill and trademarks (net of accumulated
   amortization $46,733 and $43,283)                    160,306           163,756
  Deferred tax asset                                      6,711             6,711
  Other assets                                            1,960             1,960
                                                       --------          --------

                                                        172,921           174,452
                                                       --------          --------

                                                       $512,845          $513,222
                                                       ========          ========




                       See notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                                 BALANCE SHEETS
           MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)



                                                           March 31,          December 31,
                                                             2000                1999
                                                           ---------           ---------
Accounts payable                                           $  32,550           $  14,408
Taxes payable                                                     79                 498
Note payable, current portion                                 19,761              19,419
                                                           ---------           ---------

Total current liabilities                                     52,390              34,325

Long term liabilities
  Notes payable, less current maturity of $19,761            207,401             212,472

Shareholders' equity
  Common stock $.002 par value, authorized
    12,500,000 shares; issued and outstanding:
    2,533,400 and 2,524,100 shares                             5,067               5,048
  Additional paid in capital                                 784,683             738,202
  Retained deficit                                          (536,696)           (476,825)
                                                           ---------           ---------

                                                             253,054             266,425
                                                           ---------           ---------

                                                           $ 512,845           $ 513,222
                                                           =========           =========







                       See notes to financial statements.

                   HAND BRAND DISTRIBUTION, INC.
                      STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


                                                          Three Months Ended March 31,
                                                         ------------------------------
                                                            2000               1999
                                                         ---------           ---------
Cash flows from operating activities:
Net loss                                                 $ (59,871)          $ (61,039)
                                                         ---------           ---------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization                             8,418               8,409
  (Increase) decrease in accounts receivable                 5,729
  (Increase) decrease in inventories                         8,444             (18,037)
  (Increase) decrease in other assets                      (35,915)
  Increase (decrease) in accounts payable                   17,723                (312)
  Increase (decrease) in accrued interest payable                                6,000
                                                         ---------           ---------

   Total adjustments                                         4,399              (3,940)
                                                         ---------           ---------

Net cash used by operating activities                      (55,472)            (64,979)
                                                         ---------           ---------

Cash flows from investing activities:
  Cash payments for the purchase of property                    --              (1,500)
                                                         ---------           ---------

  Net cash used by investing activities                         --              (1,500)
                                                         ---------           ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    46,500             319,500
  Principal payment on long term debt                       (4,729)
                                                         ---------           ---------

Net cash provided by financing activities                   41,771             319,500
                                                         ---------           ---------

Net increase in cash and cash equivalents                  (13,701)            253,021

Cash and cash equivalents, beginning of year                24,070               2,649
                                                         ---------           ---------

Cash and cash equivalents, end of year                   $  10,369           $ 255,670
                                                         =========           =========





                       See notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

                                                          Three Months Ended March 31,
                                                         ------------------------------
                                                            2000               1999
                                                         ---------           ---------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest expense                                     $   3,980           $      --
                                                         =========           =========



                          HAND BRAND DISTRIBUTION, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31,2000 AND 1999 (UNAUDITED)

                                              Three Months Ended March 31,
                                             ------------------------------
                                                2000                1999
                                             ---------           ---------

Income
  Sales net of returns                       $  78,947           $  67,643
  Cost of sales                                (28,142)            (29,932)
                                             ---------           ---------

Gross profit                                    50,805              37,711

Expenses
  General and administrative expenses           97,269              88,641
  Printing and publications                      4,989               1,700
  Depreciation and amortization                  8,418               8,409
                                             ---------           ---------

                                               110,676              98,750
                                             ---------           ---------

Net loss                                       (59,871)            (61,039)
                                             =========           =========


EARNING PER SHARE
Net loss per common share                    $   (0.02)          $   (0.03)





                       See notes to financial statements.

                          HAND BRAND DISTRIBUTION, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


                                                 Common Stock
                                           --------------------------        Paid in         Retained
                                             Shares          Amount          Capital          Deficit          Total
                                           ---------       ----------       ----------      -----------      ----------
Balance December 31, 1998                  1,815,100       $    3,630       $  367,870      $ (221,157)      $  150,343

Issuance of common stock
($.002 per share)                            709,000            1,418          370,332                          371,750

Net loss December 31, 1999                                                                    (255,668)        (255,668)
                                           ---------       ----------       ----------      ----------       ----------

Balance December 31, 1999 (Audited)        2,524,100            5,048          738,202        (476,825)         266,425

Private offering on January 27, 2000           9,300               19           46,481                           46,500

Net loss March 31, 2000                                                                        (59,871)         (59,871)
                                           ---------       ----------       ----------      ----------       ----------

Balance March 31, 2000 (Unaudited)         2,533,400       $    5,067       $  784,683      $ (536,696)      $  253,054
                                           =========       ==========       ==========      ==========       ==========










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