Form 10QSB
period 2000-06-30
HAND BRAND DISTRIBUTION INC
filed 2000-08-15
CIK 1017110

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2000

Commission File No. 000-27237

                          HAND BRAND DISTRIBUTION, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

         FLORIDA                                          66-0622463
(State of Incorporation)                      (IRS Employer Identification No.)

                              9845 N.E. 2nd Avenue
                             Miami Shores, FL 33138
                    (Address of principal executive offices)

                                 (305) 759-8710
                                 --------------
                             Issuer's Telephone No.

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,533,400 shares of common stock, as of August 11, 2000.

Transitional Small Business Disclosure Format:  No

                          PART I- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Registrant's Financial Statements are filed herewith following the signature page.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - filed following the financial statements

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

                                                   HAND BRAND DISTRIBUTION, INC.

August 14, 2000                                    By: /s/ JOHN TAGGART
                                                      --------------------
                                                      John Taggart
                                                      President and Principal
                                                      Financial Officer

                               TABLE OF CONTENTS

                                                                    PAGE NO.
                                                                    --------

Independent Accountants' Review Report                                  4

Balance Sheets - June 30, 2000 (Unaudited)                              5

Statements of Income - For the Three Months
   Ended June 30, 2000 and 1999 (Unaudited)                             7

Statement of Changes in Stockholders' Equity  -
   For the Three Months Ended June 30, 2000
   (Unaudited)                                                          8

Statement of Cash Flows - For the Three Months
    Ended June 30, 2000 and 1999 (Unaudited)                            9

Notes to Financial Statements                                          11

                          HAND BRAND DISTRIBUTION, INC.
                              FINANCIAL STATEMENTS

                           QUARTER ENDED JUNE, 30 2000

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Hand Brand Distribution, Inc.
Miami, Florida

We have reviewed the accompanying balance sheet of Hand Brand Distribution, Inc. (a Florida corporation) as of June 30, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Hand Brand Distribution, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 were audited by us, and we expressed an unqualified opinion on our report dated February 7, 2000, but we have not performed any auditing procedures since that date.

SEWELL AND COMPANY, PA

Hollywood, Florida
August 11, 2000

                          HAND BRAND DISTRIBUTION, INC.
                                 BALANCE SHEETS
            JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)

                                                          JUNE 30,  DECEMBER 31,
                                                            2000         1999
                                                         ---------    ---------
  Accounts payable                                       $  46,343    $  14,408
  Sales taxes payable                                           45          498
  Note payable, current portion                             39,761       19,419
                                                         ---------    ---------
Total current liabilities                                   86,149       34,325
Long term liabilities
  Notes payable, less current maturity of $19,761          207,401      212,472

Shareholders' equity
  Common stock $.002 par value, authorized
    12,500,000 shares; issued and outstanding:
     2,533,400 and 2,524,100 shares                          5,073        5,048
  Additional paid in capital                               787,877      738,202
  Retained deficit                                        (614,864)    (476,825)
                                                         ---------    ---------
                                                           178,086      266,425
                                                         ---------    ---------
                                                         $ 471,636    $ 513,222
                                                         =========    =========

                       See notes to financial statements.

                          HAND BRAND DISTRIBUTION, INC.
                                 BALANCE SHEETS
            JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)


                                                          JUNE 30,  DECEMBER 31,
                                                             2000         1999
                                                           --------     --------
  Cash                                                     $  6,876     $ 24,070
  Accounts receivable (net of allowance for
     doubtful accounts of $27689 and $2,282)                 10,341       11,974
  Inventory                                                 152,689      161,127
  Employee advances                                              --
  Other current assets                                        6,346        5,600
                                                           --------     --------
Total current assets                                        176,252      202,771
Fixed assets (net of accumulated depreciation
     of $68,909 and $58,823)                                125,913      135,999

Other assets
  Deposits                                                    3,944        2,025
  Goodwill and trademarks (net of accumulated
    amortization $46,733 and $43,283)                       156,856      163,756
  Deferred tax asset                                          6,711        6,711
  Other assets                                                1,960        1,960
                                                           --------     --------
                                                            169,471      174,452
                                                           --------     --------
                                                           $471,636     $513,222
                                                           ========     ========

                       See notes to financial statements.

                          HAND BRAND DISTRIBUTION, INC.
                              STATEMENTS OF INCOME
  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                                        FOR THE PERIOD ENDED JUNE 30,
                                                     ------------------------------------------------------------------
                                                              THREE MONTHS                           SIX MONTHS
                                                     ----------------------------          ---------------------------
                                                        2000               1999               2000               1999
                                                     ---------          ---------          ---------          ---------
Income
  Sales net of returns                               $  63,157          $  98,267            142,104            165,910
  Cost of sales                                        (16,919)           (42,632)           (45,061)           (72,564)
                                                     ---------          ---------          ---------          ---------
Gross profit                                            46,238             55,635             97,043             93,346
Expenses
  General and administrative expenses                  110,865             58,802            204,154            147,443
  Printing and publications                              4,717                347              9,706              2,047
  Interest expense                                         256              4,236
  Depreciation and amortization                          8,568              8,538             16,986             16,947
                                                     ---------          ---------          ---------          ---------
                                                       124,406             67,687            235,082            166,437
                                                     ---------          ---------          ---------          ---------
Net loss                                               (78,168)           (12,052)          (138,039)           (73,091)
                                                     =========          =========          =========          =========
EARNING PER SHARE
Net loss per common share                            $   (0.03)         $   (0.01)         $   (0.05)         $   (0.03)
                                                     ---------          ---------          ---------          ---------

                       See notes to financial statements.

                          HAND BRAND DISTRIBUTION, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)

                                                         COMMON STOCK
                                                   -----------------------        PAID IN      ACCUMULATED
                                                    SHARES          AMOUNT        CAPITAL        DEFICIT          TOTAL
                                                   ---------      ---------      ---------     -----------      ---------
Balance December 31, 1998                          1,815,100      $   3,630      $ 367,870      $(221,157)      $ 150,343
Issuance of common stock
  ($.002 per share)                                  709,000          1,418        370,332                        371,750

Net loss December 31, 1999                                                                       (255,668)       (255,668)
                                                   ---------      ---------      ---------      ---------       ---------
Balance December 31, 1999 (Audited)                2,524,100          5,048        738,202       (476,825)        266,425
Private offering on January 27, 2000                   9,300             19         46,481                         46,500
Issuance of shares of common stock to Steven
   M Polisar at $1. per share on June 5, 2000          3,200              6           3194                          3,200
Net loss six months ended June 30, 2000                                                          (138,039)       (138,039)
                                                   ---------      ---------      ---------      ---------       ---------
Balance June 30, 2000 (Unaudited)                  2,536,600      $   5,073      $ 787,877      $(614,864)      $ 178,086
                                                   =========      =========      =========      =========       =========

                       See notes to financial statements.

                          HAND BRAND DISTRIBUTION, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------------
                                                                           2000         1999
                                                                        ---------    ---------
Cash flows from operating activities:
  Net loss                                                              $(138,039)     (73,091)
                                                                        ---------    ---------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                        16,986       16,947
     (Increase) decrease in accounts receivable                             1,633       (4,656)
     (Increase) decrease in inventories                                     8,438      (47,167)
     (Increase) in other assets                                            (2,665)
      Increase (decrease) in accounts payable and accrued liabilities      31,482       (9,246)
      Increase in accrued interest payable                                     --       12,000
                                                                        ---------    ---------
      Total adjustments                                                    55,874      (32,122)
                                                                        ---------    ---------
  Net cash used by operating activities                                   (82,165)    (105,213)
                                                                        ---------    ---------
Cash flows from investing activities:
  Cash payments for the purchase of property                                   --       (1,500)
                                                                        ---------    ---------
  Net cash used by investing activities                                        --       (1,500)
                                                                        ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                   49,700      371,750
  Proceeds from a callable convertible debenture                           20,000           --
  Principal payment on long term debt                                      (4,729)          --
                                                                        ---------    ---------
  Net cash provided by financing activities                                64,971      371,750
                                                                        ---------    ---------
Net increase in cash and cash equivalents                                 (17,194)     265,037
Cash and cash equivalents, beginning of year                               24,070        2,649
                                                                        ---------    ---------
Cash and cash equivalents, end of year                                  $   6,876      267,686
                                                                        =========    =========

                       See notes to financial statements.

                          HAND BRAND DISTRIBUTION, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)

                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------
                                                         2000     1999
                                                       -------     ----

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest expense                                   $ 4,236     $ --
                                                       -------     ----

Shareholders' equity note:

For the six months ended June 30, 1999 the company issued 709,000 of shares of common stock in exchange of 371,750 warrants exercised. The proceeds from the warrants exercised were $ 371,750.

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

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2000

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

         No reduction for impairment of intangible assets was necessary at June 30, 2000.

         AMORTIZATION

         Amortization of trademarks and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                           Trademarks                                15 years
                           Goodwill                                  15 years

         CREDIT RISK

         Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $6,676 at March 31, 2000, which was insured for up to $200,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

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

         On June 5, 2000 the Company issued 3,200 shares of common stock at a price of $1.00 per share for a total of $3,200 in cash.

NOTE 4   LONG-TERM NOTE PAYABLE


7% note payable guaranteed jointly by the Company and John M. Taggart; due in monthly installments of $2,902.73, including interest; beginning January 1st,
1999 for 10 years                                                                         $ 227,162

6% note payable for a 24 month period, callable and convertible into 40,000
shares of common stock.                                                                      20,000
                                                                                          ---------

Less:  current maturities                                                                   (39,761)
                                                                                          ---------

Total long-term note payable                                                              $ 207,401
                                                                                          =========

   Interest expense for the three months ended June 30, 2000 was $3,980.



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

         Sales for the quarter ended June 30, 2000 were $63,157 a 24.5% decrease from sales for the quarter ender June 30, 1999. Decrease was due to a reduced level of sales activity. This trend is expected to reverse as Hand Brand implements its direct sales organization during the second half of 2000.

         Cost of goods sold as a percentage of sales was 35.6% for the quarter ended June 30, 2000 as compared to 44.2% for the quarter ended June 30, 1999 reflecting a greater proportion of sales being from private label products.

         Selling, general and administrative expenses were $110,865 for the quarter ended June 30, 2000. This was 170% of sales compared to 131% of sales for the quarter ended June 30, 1999. This increase was due primarily to increased marketing expenses during the quarter.