Form 10QSB
period 2000-09-30
HAND BRAND DISTRIBUTION INC
filed 2000-11-17
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

     FORM 1O-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2000

Commission File No. 000-27237

                       HAND BRAND DISTRIBUTION, INC.
          (Exact name of small business issuer in its charter)

         Florida                                           66-0622463
(State of Incorporation)                    (IRS Employer Identification No.)


     9845 N.E. 2nd Avenue
     Miami Shores, FL 33138
     (Address of principal executive offices)

     (305) 759-8710
     Issuer's Telephone No.


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
Yes    X                     No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,538,600 shares of common stock, as of November 14, 2000.

Transitional Small Business Disclosure Format:  No

     PART I- FINANCIAL INFORMATION

Item 1.     Financial Statements

Registrant's Financial Statements are filed herewith following the signature page.

Item 2. Management's Discussion and Analysis or Plan of Operation - filed following the financial statements

     PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

1.     Exhibits

Exhibit 27.  Financial Data Schedule

2.     Exhibits

HAND BRAND DISTRIBUTION, INC.
FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2000

TABLE OF CONTENTS

                                                                    Page No.

Balance Sheets - September 30, 2000 (Unaudited) and
   December 31, 1999 (Audited)                                          2

Statements of Income - For the Three Months and
   Nine Months Ended September 30, 2000 and 1999 (Unaudited)            4

Statement of Changes in Stockholders' Equity  -
   For the Nine Months Ended September 30, 2000 (Unaudited)             5

Statements of Cash Flows - For the Nine Months
    Ended September 30, 2000 and 1999 (Unaudited)                       6

Notes to Financial Statements                                           8

HAND BRAND DISTRIBUTION, INC.
BALANCE SHEETS
SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)

                                               September 30,     December 31,
                                                   2000              1999
                                                (Unaudited)       (Audited)

Current assets
Cash                                               $1,663          $24,070
Accounts receivable (net of allowance for
 doubtful accounts of $643 and $ 2,282 )           16,387           11,974
Inventory                                         152,689          161,127
Employee advances                                     -
Other current assets                                6,346            5,600
                                                  -------          -------
Total current assets                              177,085          202,771

Fixed assets (net of accumulated depreciation
 of $ 74,236 and $ 58,823)                        120,586          135,999

Other assets
  Deposits                                          2,025            2,025
  Goodwill and trademarks (net of accumulated
    amortization $ 53,635 and $43,283)            153,404          163,756
  Deferred tax asset                                6,711            6,711
  Other assets                                      1,960            1,960
                                                  -------          -------
                                                  164,100          174,452
                                                  -------          -------
                                                 $461,771         $513,222
                                                  =======          =======

HAND BRAND DISTRIBUTION, INC.
BALANCE SHEETS
SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999 (Audited)

                                               September 30,     December 31,
                                                   2000             1999
                                                (Unaudited)       (Audited)

Current liabilities
Accounts payable                                  $48,895          $14,408
Sales tax payable                                      17              498
Accrued interest payable                            8,600
Note payable, current portion                      19,761           19,419
                                                  -------          -------
Total current liabilities                          77,273           34,325

Long term liabilities
 Notes payable, less current portion of $19,761   237,401          212,472

Shareholders' equity
  Common stock $.002 par value, authorized
    12,500,000 shares; issued and outstanding:
     2,536,600  and 2,524,100 shares                5,073            5,048
  Additional paid in capital                      787,877          738,202
  Retained deficit                               (645,853)        (476,825)
                                                  -------          -------
                                                  147,097          266,425
                                                  -------          -------
                                                 $461,771         $513,222
                                                  =======          =======

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

                                           For the period ended September 30
                                            Three months       Nine months
                                          2000       1999    2000        1999

Income
  Sales net of returns                  $46,234    $55,902  $188,338  $221,812
  Cost of sales                          23,612     30,779    68,673   103,343
                                         ------     ------   -------   -------
Gross profit                             22,622     25,123   119,665   118,469

Expenses
  General and administrative expenses    31,191     70,990   235,348   218,433
  Printing and publications               4,862       -       14,567     2,047
  Interest expense                        8,777               13,013
  Gain on transfer of assets                       (69,248)            (69,248)
  Depreciation and amortization           8,780      8,661    25,765    25,608
                                         ------     ------   -------   -------
                                         53,610     10,403   288,693   176,840
                                         ------     ------   -------   -------
Net income (loss) for continuing
 operations                             (30,987)    14,720  (169,028)  (58,371)

Extraordinary items
   Gain on debt restructure                         63,186              63,186
                                         ------     ------   -------   -------
Net income (loss)                      $(30,987)   $77,906 $(169,028)   $4,815
                                         ------     ------   -------   -------
Earning per share
Net income (loss) per common share       $(0.01)     $0.01    $(0.07)   $0.002
                                         ------     ------   -------   -------

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)

                                                          For the nine months
                                                          ended September 30,
                                                             2000     1999
Cash flows from operating activities:
  Net income (loss)                                     $(169,028)   $4,815
                                                          -------    ------
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                        25,765    25,608
      Gain on transfer of asset                                     (54,146)
      Gain on debt restructure                                      (63,186)
     (Increase) decrease in accounts receivable            (4,413)   (5,390)
     (Increase) decrease in inventories                     8,438     2,799
     (Increase) in other assets                              (746)
      Increase (decrease) in accounts payable
            and accrued liabilities                        34,006   (10,506)
      Increase in accrued interest payable                  8,600         -
                                                          -------    ------
      Total adjustments                                    71,650  (104,821)
                                                          -------    ------
  Net cash used by operating activities                   (97,378) (100,006)
                                                          -------    ------
Cash flows from investing activities:
  Cash payments for the purchase of property                         (3,461)
                                                          -------    ------
  Net cash used by investing activities                        -     (3,461)
                                                          -------    ------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   49,700   371,750
  Proceeds from issuance of callable debenture             20,000
  Proceeds from issuance of long term debt                  5,271   (95,671)
                                                          -------    ------
  Net cash provided by financing activities                74,971   276,079
                                                          -------    ------
Net increase (decrease) in cash and cash equivalents      (22,407)  172,612

Cash and cash equivalents, beginning of year               24,070     2,649
                                                          -------    ------
Cash and cash equivalents, end of year                     $1,663  $175,261
                                                          =======    ======

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)

                                                         For the nine months
                                                         ended September 30,
                                                            2000     1999


Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest expense                                       $4,411   $14,024

HAND BRAND DISTRIBUTION, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited)

                                Common Stock      Paid in  Accumulated
                              Shares     Amount   Capital  Deficit      TOTAL

Balance December 31, 1998    1,815,100   $3,630  $367,870  $(221,157)  $150,343

Issuance of common stock
  ($.002 per share)            709,000    1,418   370,332               371,750

Net loss December 31, 1999                                  (255,668)  (255,668)
                             --------------------------------------------------
Balance December 31, 1999
 (Audited)                   2,524,100    5,048   738,202   (476,825)   266,425

Private offering on
 January 27, 2000                9,300       19    46,481                46,500

Issuance of shares of
 common stock to Steven
 M Polisar at $ 1. per
 share on June 5, 2000           3,200        6     3,194                 3,200

Net loss nine months ended
 September 30, 2000                                         (169,028)  (169,028)
                             --------------------------------------------------
Balance September 30, 2000
 (Unaudited)                 2,536,600   $5,073  $787,877  $(645,853)  $147,097
                             ==================================================

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2000


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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.


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

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2000



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

Accounts Receivable
The Company performs credit evaluations of its customers' financial condition and generally does not require collateral for accounts receivables arising from the normal course of business. The Company maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2000


NOTE 2     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           - continued

Property and Equipment and Depreciation
Property and equipment are stated at cost. Depreciation is computed by using the straight-line method based over the assets estimated useful lives as follows:

     Furniture and fixtures      5- 10 years

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

No reduction for impairment of intangible assets was necessary at September 30, 2000.

Amortization
Amortization of trademarks and goodwill is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

     Trademarks     15 years
     Goodwill       15 years

Credit Risk
Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $1,663 at September 30, 2000, which was insured for up to $200,000 by the U.S. Federal Deposit Insurance Corporation (FDIC).

Advertising
Advertising costs are charged to operations when incurred. Advertising costs during the nine months ended September 30, 2000 amounted to $0.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2000


NOTE 2     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           - continued

Basic Loss per Share and Diluted Loss per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supercedes Accounting Principle Board Opinion No. 15 entitled Earnings Per Share. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.
The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

     Basic                                   2,533,666


NOTE 3     COMMON STOCK AND PREFERRED STOCK

The Company authorized 12,500,000 shares of common stock, and 2,536,600 shares of common stock issued and outstanding at September 30, 2000.

On January 27, 2000, the Company issued 9,300 shares of common stock at a price of $5. per share in connection with a private placement for a total amount of $46,500 in cash.

On June 5, 2000 the Company issued 3,200 shares of common stock at a price of $1.00 per share for a total of $3,200 in cash.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2000


NOTE 4     LONG-TERM NOTE PAYABLE

7% note payable guaranteed jointly by the
Company and John M. Taggart; due in
monthly installments of $2,902.73, including
interest; beginning January 1st,
1999 for 10 years.                                            $ 227,162

6% note payable for a 24 month period, callable
at borrower option and convertible into 40,000
shares of common stock due on April 5th, 2002.                   20,000

6% note payable for a 24-month period, callable
at borrower option and convertible into 20,000
shares of common stock due on August 23rd, 2002.                 10,000
                                                               --------
                                                                257,162
Less:  current portion                                          (19,761)

Total long-term note payable                                  $ 237,401
                                                               ========

Interest expense for the nine months ended September 30, 2000 was $12,580.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

         We generate revenues from two sources: Subscription revenue from the publication Family Health News comprises 1.4% of our revenue and the sale of products comprise 98.6% of our revenue. All products other than our water filter line are purchased from other manufacturers. We seek distributor pricing from our vendors that is typically 42% of the manufacturers suggested retail price. This enables us to have sufficient margin after selling costs to make a profit.

         Sales for the quarter ended September 30, 2000 were $46,234 an 18.3% decrease from sales for the quarter ender September 30, 1999. For the nine months ended 2000 versus 1999; $188,338 to $221,812. Decrease was due to a reduced level of sales activity. This trend is expected to reverse as Hand Brand implements its direct sales organization during the last quarter of 2000.

         Cost of goods sold as a percentage of sales was 51% for the quarter ended September 30, 2000 as compared to 55% for the quarter ended September 30, 1999 reflecting a greater proportion of sales being from private label products which carry a greater margin. For the nine month periods 36.4% and 46.5% respectively reflecting the same trend of sales toward in house products.

         Selling, general and administrative expenses were $31,191 for the quarter ended September 30, 2000. This was 67.4% of sales compared to 126.9% of sales for the quarter ended September 30, 1999. This decrease was due primarily to decreased marketing expenses during the quarter. For the nine months periods of 2000 and 1999 Selling, general and administrative expenses were $235,348 and 218,443 respectively. This represents 124.9% of sales for the nine month period in year 2000 versus 98.4% for 1999. This increase reflects aggressive marketing efforts in the first half of 2000.

Liquidity and Capital Resources

    For the nine months ending September 30, 2000 the Company's operations have been financed principally from operations and convertible debt financing totaling $30,000. Accounts receivable increased by $4,713 during the period while payables increased by $42,948.

  Management feels that while the majority of its' start up costs have been incurred further sources of capital will be important in order to pay down current obligations and implement the direct selling program that it has been developing for the past 36 months. Failure to do so could adversely affect the continuity of operations. The Company believes that since, to a large extent, the Company's activities are being funded from current operations and selling and administrative expenses as a percentage of sales have improved dramatically that a relatively small amount of outside funding will be required.

      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAND BRAND DISTRIBUTION, INC.



November 14, 2000          By:  s/John Taggert
                                  John Taggert
                                  President and Principal Financial Officer