Form 10KSB/A
period 2000-12-31
HAND BRAND DISTRIBUTION INC
filed 2001-04-27
CIK 1017110

Securities and Exchange Commission
Washington, D.C. 20549

                                   Form 10-KSB

[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the Fiscal Year Ended: December 31, 2000

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

State issuer's revenues for twelve months ended December 31, 2000: $231,053

The aggregate market value of the voting stock held by non-affiliates of the
Registrant based upon the average bid and asked prices of such stock, at
April 20, 2001 was $631,968.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,538,600 shares of common stock, as of April 20, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

               Transitional Small Business Disclosure Format: No

2

                                     PART I

Item 1.        Description of Business.

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
Most of the products we sell are developed and manufactured by others. Our product line is narrowly focused and consists of approximately 120 products.

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

Our Direct Sales Organization

         Every subscriber to the Family Health News has the opportunity to join our direct sales organization as an independent distributor. To become a distributor, a person or entity must subscribe to the Family Health News. There is no agreement or any other purchase obligation and no fees are charged to become a distributor. Distributors are offered discounts on our products ranging from 10% to 40%. Distributors who recruit other distributors are entitled to a commission of the sales to such persons of approximately 3% to 15%. Each distributor is issued a unique identification number and the number included in any order is used to keep track of commissions earned. We have approximately
400 active distributors at the present time.

         The direct selling organization is the most recent addition to our marketing strategy. Although it is proving popular, it is currently responsible for approximately 10% of our sales volume versus 90% from mail order 800 number and internet sales.

Product Selection and Pricing and Sourcing

         We have considered over 4,500 products for distribution in the last ten years and yet Hand Brand carries only 120 products. We seek to identify products which represent effective, science-based formulas and technologies. However, as with most vitamins, herbals and nutritional supplements, such products do not undergo the vigorous scientific validation of safety and effectiveness and pre-market approval by the Food and Drug Administration required of pharmaceutical products. All products are manufactured by established manufacturers. Some products are standardformulations and some are specially formulated for Hand Brand alone. The products are generally sold under the brand name of the manufacturer but approximately 24 of our products are labeled under our Hand Brand name.

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

Employees

          As of December 31, 2000, we employed 3 persons on a full-time basis and 2 persons on a part-time basis. None of our employees are represented by a collective bargaining unit.

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

    Location Tenant          Approx. Size       Lease Expiration     Monthly Rent
    ---------------          ------------       ----------------     ------------

    9845 N.E. 2nd Avenue      1,200 Sq. Ft.     Month-to-Month        $  745.50
    Miami Shores, FL 33138

    206 NE 55th Terr          1,500 Sq. Ft.     December 2001         $  527.50
    Miami, FL 3316133137

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

Quarter Ended           High bid                 Low bid
-------------           --------                 -------

March 31, 1998           1.75                     1.25
June 30, 1998            3.375                    1.125
September 30, 1998       4.75                     3.50
December 31, 1998        6.125                    4.00
March 31, 1999           6.50                     5.25
June 30, 1999            6.87                     5.25
September 30, 1999       7.37                     4.50
December 31, 1999        9.25                     2.75
March 31, 2000          $5.50                    $2.25
June 30, 2000            2.50                      .75
September 30, 2000       2.50                      .75
December 31, 2000        2.50                      .60

         There are no restrictions on the payment of dividends. We have paid no dividends to date and none are anticipated. As of April 20, 2001 there were approximately 140 holders of record of Hand Brand common stock.

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

                                                    Fiscal Year
                                                 1999          2000

Revenues:

Total Revenues                                 100%            100%

Cost of Goods Sold                            61.8%             57%

Gross Profit                                  38.9%           42.9%

Selling, General and                           140%            130%
Administrative

FISCAL 2000 COMPARED TO FISCAL 1999

          Sales for the year ended December 31, 2000 were $231,053 a
24.8% decrease over sales for the year ended December 31, 1999. Decrease was due to a reduced level of sales activity. This decrease was anticipated as during this period Hand Brand was focusing more on the pre-launch development of our direct selling program at the expense of sales and marketing. This trend is expected to reverse as Hand Brand moves out of the development stage of our direct sales organization and into the implementation stage of its business plan during 2001.

          Cost of goods sold as a percentage of sales was 57% for the year ended December 31, 2000 as compared to 61.8% for the year ended December 31,
1999 reflecting disposal of obsolete inventory.

          Selling, general and administrative expenses decreased to $302,511 for the year ended December 31, 2000. This was 130% of sales compared to 140% of sales for the nine months ended December 31, 1999. This decrease was due primarily to lowered sales expenses marketing expenses including direct selling, wholesale direct and mail campaigns.

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

          The current industry trend toward consolidation and joint venture is likely to put Hand Brand in a position to, as a public company, entertain mergers.
There are numerous entities that have built infrastructure, products and customer bases where the principals are looking to become public. There are also an extensive number of larger companies that may be interested in joint venturing their products into a direct selling organization in order to increase revenues in an industry where overall growth is slowing. A large threat to the future plans of the company is housed in the large multinational chains (i,e.
Walgreens, Eckerds) that have tremendous marketing budgets and are able to promote look alike supplements that are inferior in quality and can be sold for a fraction of the price. It is a constant challenge to keep the public informed on the importance of quality supplements and maintain the conviction that quality is worth paying for.

LIQUIDITY AND CAPITAL RESOURCES

          Hand Brand had a cash balance of $5,811 as of December 31, 2000.
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

RETURN OF WATER FILTER DIVISION TO THE ROCKLAND COMPANY

         In November 2000 we returned the assets of the water filter company that was acquired in 1997.  This was done to reduce operating expenses and overhead and eliminate $218,000 note payable to The
Rockland Corporation.

Item 7.  Financial Statements.

         The Financial Statements are filed herewith following the signatures.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.

         None.

Item 9.  Directors, Executive Officers, Promoters and Corporate Persons;
         Compliance with Section 16(a) of the Exchange Act.

         The directors and executive officers of Hand Brand at:

          Name                      Age       Position
          ----                      ---       --------

    John M. Taggart                 40      President, Chairman of the Board

    David M. Taggart                46      Director

    Preston T. Johnson              63      Director

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

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended December 31,
2000.

Item 10. Executive Compensation.

         Summary Compensation Table

         The following table sets forth the total compensation paid to the
Company's chief executive officer for the last three completed fiscal years. No executive officer of the Company received compensation of $100,000 or more during any such year.

                                                               Other Annual
Principal Position          Year        Salary      Bonus      Compensation
------------------          ----        ------      -----      ------------

John Taggart, President     2000        $28,600      -0-            -0-
                            1999        $28,600      -0-            -0-
                            1999        $28,600      -0-            -0-

         We do not currently have any long term compensation plans, pension plans or stock based compensation plans.

DIRECTOR COMPENSATION     No fees are paid for director services.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of April 20, 2001, the beneficial ownership of our 2,538,600 outstanding shares of Common Stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of our Common Stock; (2) each director and executive officer of the Company; and
(3) all directors and officers as a group.

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

                            MANAGEMENT AND DIRECTORS

                                 Number of
         Name                     Shares                     Percent
         ----                    ---------                   -------

         John M. Taggart          856,100                     32.6%

         David M. Taggart          53,000                        2%

         Preston T. Johnson        50,000                      1.9%

         All directors and
         officers                 959,000                     36.5%
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

April 20, 2001                By: /s/ John Taggart
                                 -----------------------
                                 John Taggart, President

         In accordance with the Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

April 20, 2001                By: /s/ John Taggart
                                 -----------------------
                                 John Taggart
                                 Director, President & Principal Accounting
Officer

April 20, 2001                By: /s/ David M. Taggart
                                 -----------------------
                                 David M. Taggart
                                 Director

April 20, 2001                By: /s/ Preston T. Johnson
                                 -----------------------
                                 Preston T. Johnson
                                 Director

HAND BRAND DISTRIBUTION, INC.
FINANCIAL STATEMENTS
YEARS ENDED
DECEMBER 31, 2000 AND 1999

     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Hand Brand Distribution, Inc.
Miami, Florida

We have audited the accompanying balance sheets of Hand Brand Distribution,
Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Hand
Brand Distribution, Inc. as of December 31, 2000 and 1999, the results of its operations, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company's working capital deficiency, recurring losses from operations, and defaults under the Company's note payable agreement raises substantial doubt about its ability to continue as a going concern.
Management's plan in regard to these matters is also described in Note 11.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SEWELL AND COMPANY, PA

Hollywood, Florida
February 26, 2001

HAND BRAND DISTRIBUTION, INC.
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

     TABLE OF CONTENTS                                   PAGE NO.

Independent Auditors' Report                                2

Balance Sheets                                              3

Statements of Operations                                    5

Statements of Changes in Stockholders'  Equity              6
Statements of Cash Flows                                    7

Notes to Financial Statements                               9

HAND BRAND DISTRIBUTION, INC.
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

                                         2000             1999

Assets

Current assets
Cash                                    $5,811            $24,070
Accounts receivable, net                 3,930             11,974
Inventory                               41,749            161,127
Other current assets                     5,600              5,600
                                       -------            -------
Total current assets                    57,090            202,771

Property and equipment, net             45,026            135,999

Other assets
  Deposits                                 651              2,025
  Goodwill and trademark, net           78,615            163,756
  Deferred tax asset                         -              6,711
  Other assets                           1,960              1,960
                                       -------            -------
                                        81,226            174,452
                                       -------            -------
                                      $183,342           $513,222
                                       =======            =======

HAND BRAND DISTRIBUTION, INC.
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

                                          2000          1999

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses  $69,605            $14,408
Sales tax payable                          244                498
Accrued interest payable                14,523                  -
Note payable, current portion           14,605             19,419
                                       -------            -------
Total current liabilities               98,977             34,325

Long term notes payable                 40,000            212,472

Stockholders' equity
  Common stock $.002 par value,
    authorized 12,500,000 shares;
    issued and outstanding:
    2,538,600 and 2,524,100 shares       5,077              5,048
  Additional paid in capital           789,873            738,202
  Accumulated deficit                 (750,585)          (476,825)
                                       -------            -------
                                        44,365            266,425
                                       -------            -------
                                      $183,342           $513,222
                                       =======            =======

See notes to financial statements.

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                          2000          1999

Income
  Sales net of returns                $231,053           $307,545
  Cost of sales                        131,767            187,779
                                       -------            -------
Gross profit                            99,286            119,766

Expenses
Sales expenses                          35,860            177,558
  General and administrative expenses  266,651            239,180
  Printing and publications             15,547              7,568
  Interest expense                      19,377             16,723
  Gain on transfer of assets             4,623            (69,248)
Loss from disposal of inventory             -              32,625
Impairment of long-lived assets         70,291            -
  Depreciation and amortization         37,285             34,213
                                       -------            -------
                                       449,634            438,619
                                       -------            -------
Loss before extraordinary items       (350,348)          (318,853)

Extraordinary items
   Gain on debt restructure             76,588             63,185
                                       -------            -------
Net loss                             $(273,760)         $(255,668)
                                       =======            =======
Earning (loss) per share
Loss per common share before
extraordinary items                     $(0.14)           $(0.14)
Extraordinary items                       0.03              0.03
                                       -------            -------
Net loss per common share               $(0.11)           $(0.11)
                                       -------            -------

See notes to financial statements.

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                              Additional
                           Common Stock       Paid in     Accumulated
                         Shares     Amount    Capital     Deficit       TOTAL

Balance January 1, 1999  1,815,100  $3,630    $367,870    $(221,157)   $150,343

Issuance of common stock
 in exchange for
 warrants exercised        674,500   1,349     335,901                  337,250

Issuance of common stock
 in exchange for
 warrants exercised         34,500      69      34,431                   34,500

Net loss 1999                                              (255,668)   (255,668)
                         ---------   -----     -------     --------     -------
Balance
 December 31, 1999       2,524,100   5,048     738,202     (476,825)    266,425

Private offering on
 January 27, 2000            9,300      19      46,481                   46,500

Issuance of shares of
 common stock for cash
 on June 5, 2000             3,200       6       3,194                    3,200

Issuance of common
 stock on Oct. 25, 2000
 for consulting services
 rendered.                   2,000       4       1,996                    2,000

Net loss 2000                                              (273,760)   (273,760)
                         ---------   -----     -------     --------     -------
Balance
 December 31, 2000       2,538,600  $5,077    $789,873    $(750,585)    $44,365
                         =========   =====     =======     ========     =======

See notes to financial statements.

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                   2000          1999

Cash flows from operating activities:
  Net loss                                      $(273,760)     $(255,668)
                                                 --------       --------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                37,285         34,213
Allowance for doubtful accounts                         -          2,282
Compensation in exchange for stock options,
 warrants                                           2,000
      Gain on transfer of asset                     4,623        (54,147)
      Gain on debt restructure                    (76,588)       (63,185)
     (Increase) decrease in accounts receivable     8,044         (4,283)
     (Increase) decrease in inventories           119,378         92,515
     (Increase) decrease in other assets            8,086              -
      Increase (decrease) in accounts payable
            and accrued liabilities                51,593            778
      Increase (decrease) in accrued interest
       payable                                     14,523              -
                                                 --------       --------
      Total adjustments                           168,944          8,173
                                                 --------       --------
  Net cash used by operating activities          (104,816)      (247,495)
                                                 --------       --------
Cash flows from investing activities:
  Cash payments for the purchase of property            -         (4,058)
                                                 --------       --------
  Net cash used by investing activities                 -         (4,058)
                                                 --------       --------
Cash flows from financing activities:
  Proceeds from issuance of common stock           49,700        371,750
  Proceeds from issuance of callable debenture     40,000              -
  Principal payment on long-term debt              (3,143)       (98,776)
                                                 --------       --------
  Net cash provided by financing activities        86,557        272,974
                                                 --------       --------
Net increase (decrease) in cash and cash
 equivalents                                      (18,259)        21,421

Cash and cash equivalents, beginning of year       24,070          2,649
                                                 --------       --------
Cash and cash equivalents, end of year             $5,811        $24,070
                                                 ========       ========

See notes to financial statements.

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000          1999

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest expense                               $4,854        $16,723
                                                 --------       --------

Stockholders' equity note:
For the year end December 31, 1999 the company issued 709,000 shares of common
stock in exchange of 371,750 warrants exercised.    The proceeds from the
warrants exercised were $ 371, 750.

On November 6, 2000, the company issued 2,000 shares of common stock in exchange for consulting services valued at the trading price on the date of the grant.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
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

Inventory
          The inventory of the Company is recorded at average cost and includes nutritional supplements, cleaning and hygiene products and raw materials.

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

               Trademarks                            15 years
               Goodwill                              15 years

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
continued

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

No reduction for impairment of intangible assets was necessary at December 31,
1999.  At December 31, 2000, the Company recognized an asset impairment loss of $ 70,291 (See Note 5).

Revenue Recognition
          The Company's products are manufactured to specific customer orders, and revenues are recognized when the products are shipped.  Revenue is reduced for estimated customer returns and allowances.

The Company publishes a catalog of its products for mail order marketing, which includes articles on the health benefits of its product.  Subscriptions are for two-year periods, and revenue is recorded as a liability and recognized over the subscription period.  The amount of the subscription revenue was not material in any year.

Advertising
          Advertising costs are charged to operations when incurred.  There were no advertising costs during 2000, and $104,935 in 1999.

Stock Options
          The Company elected to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No.
25) and related interpretations, and accounts for stock options and warrants issued to non-employees in accordance with SFAS 123.

Basic Earnings (Loss) per Share

Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:
                                                    2000         1999
                  Basic weighted average number
                      of shares outstanding      2,527,872     2,359,156

In connection with the convertible note payable, 80,000 shares of common stock are not included in the computation of dilutive earning per share because the effect is antidilutive (See Note 6).

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
continued

Credit Risk
          Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to
$5,811 at December 31, 2000, and $24,070 at December 31, 1999, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation
(FDIC).

NOTE 2     INVENTORIES

At December 31, 2000 and 1999, inventories consisted of the following:

                                    2000         1999

          Finished goods       $  41,749     $  85,307
          Raw materials                0        75,820
                                  ------       -------
                               $  41,749     $ 161,127
                                  ======       =======

Raw materials were used to pay the note payable (See Note 9).

NOTE 3     FIXED ASSETS

          Fixed assets at December 31, 2000 and 1999 consisted of the following:

                                     2000            1999

     Furniture and fixtures     $    57,837     $   57,837
     Computers and software          18,906         16,711
     Equipment                        5,414        120,274
                                     82,157        194,822
                                    -------        -------
     Less accumulated depreciation  (37,131)       (58,823)
                                    -------        -------
     Total                      $    45,026     $  135,999
                                    =======        =======

          Depreciation expense for the years ended December 31, 2000 and 1999 was $22,436 and $20,411, respectively.  Equipment in the amount of $68,538, net of accumulated depreciation of $44,127, was returned as payment of note payable (See Note 9).

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 4     INTANGIBLE ASSETS

          At December 31, 2000 and 1999, intangible assets are summarized by major classification as follows:

                              2000          1999

     Trademark            $  12,500     $ 107,631
     Goodwill                99,408        99,408
                            111,908       207,039
     Less:
     Accumulated
     amortization           (33,293)      (43,283)
                            -------       -------
                          $  78,615     $ 163,756
                            =======       =======

          The goodwill represents the excess of the cost over the fair value of net assets of an acquired business.

Amortization expense for the years ended December 31, 2000 and 1999 was
$14,849, and $13,802, respectively.

During 2000, the Company recognized an asset impairment of $71,348, net of accumulated depreciation of $24,840 (See Note 5).

NOTE 5     ASSET IMPAIRMENT LOSS

In accordance with SFAS No. 121 Accounting for the Impairment of Long-lived
Assets and for Long-lived Assets to be Disposed, the Company recorded an impairment loss on the long-lived assets of its Lifetime business.  Due to underpayment of the note payable (See Note 9), the creditor repossessed all of the equipment and inventory related to its water filter business.

Accordingly, on December 31, 2000, the Company recognized an asset impairment loss of $70,291.  This loss represents the carrying value of the goodwill.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 6     LONG-TERM NOTES PAYABLE

                                                           2000       1999

7% note payable guaranteed jointly by the
Company and John M. Taggart; due in
monthly installments of  $2,902.73,
including interest; beginning January 1st,
1999 for 10 years.  Due to underpayment
of the monthly installment, on
November 30, 2000, the creditor repossessed
all of the equipment and inventory
related to the water filter business.
The remaining balance is due on demand
(See Note 9).                                          $  14,605  $ 231,891

6% convertible note payable for a 24-month
period, callable at borrower option
and convertible into 40,000 shares of common
stock due on April 5th, 2002.                             20,000          0

6% convertible note payable for a 24-month
period, callable at borrower option
and convertible into 20,000 shares of common
stock due on August 23rd, 2002.                           10,000          0

6% convertible note payable for a 24-month
period, callable at borrower option
and convertible into 10,000 shares of common
stock due on November 14, 2002.                            5,000          0

6% note payable for a 24-month period, callable
at borrower option and convertible into 10,000
shares of common stock due on November 13, 2002.           5,000          0
                                                         -------    -------
                                                          54,605    231,891
Less:  current portion                                   (14,605)   (19,419)
                                                         -------    -------
Total long-term notes payable                          $  40,000  $ 212,472
                                                         =======    =======

Interest expense for the years ended December 31, 2000 and 1999, was $ 3,982 and $16,723, respectively.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 7     STOCKHOLDERS' EQUITY

Common Stock
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

On October 25, 2000, the Company issued 2,000 shares of common stock in exchange for consulting services rendered.  The value of $1.00 per share was based on the trading price on the date of the grant.  Accordingly, consulting expenses of $2,000 were charged to operations.

Warrants

At December 31, 2000 and 1999, warrants were as follows:

      Weighted

                                                 Common     Average
                           Number of Warrants    Stock      Exercise Price

Balance at January 1, 1999        710,500                   $    .00
Granted                                 0                        .00
Exercised                         371,750                        .00
Forfeited                         338,750            -           .00
                                 --------       -------
Balance at December 31, 1999            0
                                 ========       =======

Warrants not exercised at December 31, 1999, expired.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 8   INCOME TAXES

The Company has a federal net operating loss carryforward for the years ended
December 31, 2000 and 1999 of $750,468 and $476,825, respectively, through various years to 2020.

Deferred tax assets and liabilities consist of the following:

                                            2000               1999

     Current deferred tax asset     $       10,000     $      20,000
     Valuation allowance                   (10,000)          (20,000)
                                           -------            ------
                                    $            0     $           0
                                           =======            ======

     Non-current tax asset          $      130,000     $      75,000
     Valuation allowance                  (130,000)          (68,289)
                                           -------            ------
                                    $            0     $       6,711
                                           =======            ======

The non-current deferred tax asset results from the net operating loss carryforward, which approximates $274,000 at December 31, 2000, and $256,000 at December 31, 1999.  The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to
offset future taxable income through 2020.   A 100% valuation allowance has
been recorded to offset the net deferred tax asset due to uncertainty of the
Company generating future taxable income.

The Company's income tax expense for the years ended December 31, 2000 and
1999 differed from the statutory federal rate of 20% as follows:

                                            2000               1999

     Statutory rate applied to loss
         before income taxes       $        54,700     $      51,100
     State income taxes, net of
         federal income tax effect           5,200             4,800
     Increase in valuation allowance       (59,900)          (55,900)
     Other                                       0                 0
                                         ---------           -------
     Income Tax Expense            $             0     $           0
                                         =========           =======

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 9     DEBT RESTRUCTURING

On August 19, 1999, the Company renegotiated the $448,000 note payable to an unrelated party that was issued for the acquisition of the assets of a water filter company. The terms of restructure include a transfer of assets
(inventory) in the amount of $124,814, a new note payable in the amount of
$250,000, payable over a ten-year period, and $10,000 cash due upon settlement.  The fair market value of the inventory was based on sales of comparable items to unrelated parties. The Company recognized an extraordinary gain of $63,185 on the restructuring, and an ordinary gain of $54,147 on the asset transfer. Due to underpayment of the monthly installments, on November
30, 2000, the creditor repossessed all of the equipment related to the water filter business, which had cost $68,538, net of accumulated depreciation, as well as raw materials valued at $73,640.  The balance of the note payable is
$14,605.  The fair market value of the equipment and inventory was based on sales of comparable items to unrelated parties.  The Company recognized an extraordinary gain of $76,588 and an ordinary gain of $4,623 on the asset transfer.

NOTE 10     COMMITMENTS

          On July 10, 1998, the Company entered into a lease agreement for warehouse space in North Miami, Florida.  Monthly payments are $1,575 plus tax for a period of two years, ending December 31, 2000.  On December 11, 2000, the Company entered into a new lease agreement for warehouse space in Miami,
Florida.  Monthly payments are $527 plus tax through December 31, 2001.

          Since 1992, the Company has maintained a lease agreement for its main facility, renewable annually.  Monthly rental payments are $700 plus tax.

          Total rental expense for the years ended December 31, 2000 and 1999 was $35,741 and $26,195, respectively.

NOTE 11     GOING CONCERN UNCERTAINTY

These financial statements are presented  assuming the Company will continue as a going concern.  For the years ended December 31, 2000 and 1999, the
Company showed operating losses of $267,049 and $255,668, respectively.  The accompanying financial statements indicate that current liability exceeds current assets by $41,887 for the year ended December 31, 2000.

The Company is in default for payments on a note payable in the amount of
$26,125, including accrued interest, for the year ended December 31, 2000.
This raises substantial doubt about its ability to continue as a going concern.  Management's plan with regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.