Form 10QSB
period 2001-03-31
HAND BRAND DISTRIBUTION INC
filed 2001-06-12
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended: March 31, 2001

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
Yes    X                     No

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   3,288,600 shares of common
stock, as of June 8, 2001.

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

         Sales for the quarter ended March 31, 2001 were $38,884 a 50.7%
decrease from sales for the quarter ender March 31, 2000. Decrease was due to a reduced level of sales activity. This trend is expected to reverse as Hand
Brand implements its direct sales organization during the balance of 2001.

         Cost of goods sold as a percentage of sales was 57% for the quarter ended March 31, 2001 as compared to 35.6% for the quarter ended March 31, 2000 reflecting a greater proportion of sales being from outside vendors which carry a lesser margin.

         Selling, general and administrative expenses were $46,078 for the quarter ended March 31, 2001. This was 118% of sales compared to 118% of sales for the quarter ended March 31, 2000. These figures display the difficulty the company has had in producing growth.  In the present economic environment advertising pricing as well as postage, paper and printing costs have escalated in recent years to such a degree that it is marginally profitable to engage in these expenditures.  The company is producing a profit on its internet business and expects to benefit from the direct selling program that it has developed.  Neither of which bear the aforementioned prohibitive impediments.  Management believes that surviving the transition in marketing avenues is critical to the company's ongoing viability and success.

Liquidity and Capital Resources

    For the three months ending March 31, 2001 the Company's operations have been financed principally from operations and convertible debt financing totaling $4,000. Accounts receivable  increased by by $632 during the period and accounts payable and accrued expenses increased by $18,935.
  Management feels that while the majority of its' start up costs have been incurred further sources of capital will be important in order to pay down current obligations and implement the direct selling program that it has been developing for the past 36 months.  Failure to do so could adversely affect the continuity of operations.  The Company believes that since the Company's activities are being funded via a combination of revenues from operations and debt financing that strict cost control measures as well as rigorous efforts toward revenue generation are in order to weather the current challenges the company is facing in this changing economic environment.

     PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

1.     Exhibits

None.

2.     Reports on Form 8-K

None.

      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAND BRAND DISTRIBUTION, INC.

June 8, 2001             By: s/ John Taggert
                                John Taggert
                                President and Principal Financial Officer

HAND BRAND DISTRIBUTION, INC.
FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001

TABLE OF CONTENTS

                                        Page No.

Balance Sheet (Unaudited)                 3

Statements of Operations (Unaudited)      5

Statement of Changes in
    Stockholders' Equity (Unaudited)      6

Statements of Cash Flows (Unaudited)      7

Notes to Financial Statements             9

HAND BRAND DISTRIBUTION, INC.
BALANCE SHEET
MARCH 31, 2001

Assets

Current assets
Accounts receivable, net                $4,562       3,930
Inventory                               26,750       41,749
                                        ------       ------
Total current assets                    31,312       57,090

Property and equipment, net             42,452       45,026

Other assets
  Deposits                               1,641          651
  Goodwill and trademark, net           76,750       78,615
  Other assets                           1,960        1,960
                                        ------       ------
                                        80,351       81,226
                                        ------       ------
                                      $154,115     $183,342
                                        ======       ======

HAND BRAND DISTRIBUTION, INC.
BALANCE SHEET
MARCH 31, 2001

Liabilities and Stockholders' Equity

Current liabilities
Bank overdraft                            $557
Accounts payable and accrued expenses   50,670      $69,605
Sales tax payable                          400          244
Accrued interest payable                18,599       14,523
Note payable, current portion           14,605       14,605
                                        ------       ------
Total current liabilities               84,831       98,977

Convertible notes payable               44,000       -

Stockholders' equity
  Common stock $.002 par value,
    authorized 12,500,000 shares;
    2,538,600 issued and outstanding     5,077        5,077
  Additional paid in capital           789,873      789,873
  Accumulated deficit                 (769,666)
                                        ------
                                        25,284       44,365
                                        ------       ------
                                      $154,115     $143,342
                                        ======       ======

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF OPERATIONS

                                   Three months ended March 31,
                                        2001          2000

Revenue
  Sales net of returns                 $38,884       $78,947
  Cost of goods sold                    22,547        28,142
                                        ------        ------
Gross profit                            16,337        50,805

Expenses
Sales expenses                           2,970         3,579
   General and administrative expenses  43,108        89,710
   Printing and publications               690         4,989
   Interest expense                        830         3,980
  Depreciation and amortization          4,438         8,418
                                        ------        ------
                                        52,036       110,676
                                        ------        ------
Loss from operations                   (35,699)      (59,871)

Other Income                               552
                                        ------        ------
Net loss                              $(35,147)     $(59,871)
                                        ======        ======
Earning (loss) per share
Net loss per common share               $(0.01)       $(0.02)
                                        ------        ------

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CASH FLOWS

                                                            Three months ended March 31,
                                                            2001               2000

Cash flows from operating activities:
  Net loss                                              $(35,147)           $(59,871)
                                                         -------             -------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                        4,438               8,418
Allowance for doubtful accounts                               -                   -
Compensation in exchange for stock options, warrants          -                   -
      Gain on transfer of asset                               -                   -
      Gain on debt restructure                                -                   -
   (Increase) decrease in accounts receivable               (632)              5,729
(Increase) decrease in prepaid expense                     5,600                  -
      (Increase) decrease in inventories                  14,998               8,444
      (Increase) decrease in other assets                   (990)            (35,915)
      Increase (decrease) in accounts payable
            and accrued liabilities                      (15,323)             17,723
Increase (decrease) in accrued interest payable              621
Prior period adjustments                                  16,067                  -
                                                         -------             -------
      Total adjustments                                   24,779               4,399
                                                         -------             -------
  Net cash used by operating activities                  (10,368)            (55,472)
                                                         -------             -------
Cash flows from investing activities:
  Cash payments for the purchase of property                  -                   -
                                                         -------             -------
  Net cash used by investing activities                       -                   -
                                                         -------             -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      -               46,500
  Proceeds from issuance of convertible notes payable         -                   -
  Principal payment on long-term debt                      4,000              (4,729)
                                                         -------             -------
  Net cash provided by financing activities                4,000              41,771
                                                         -------             -------
Net increase (decrease) in cash and cash equivalents      (6,368)            (13,701)

Cash and cash equivalents, beginning of year               5,811              24,070
                                                         -------             -------
Cash and cash equivalents, end of year                     $(557)            $10,369
                                                         =======             =======

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CASH FLOWS

                                                            Three months ended March 31,
                                                            2001               2000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest expense                                        $621              $3,980
                                                         -------             -------

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2001

                                                                        Additional
                                               Common Stock          Paid in     Accumulated
                                               Shares     Amount     Capital     Deficit     TOTAL

Balance January 1, 2000                      2,524,100     $5,048     $738,202   $(476,825)  $266,425

Private offering on January 27, 2000             9,300         19       46,481                 46,500

Issuance of shares of common stock for cash
on June 5, 2000                                  3,200          6        3,194                  3,200

Issuance of common stock on Oct. 25, 2000
for consulting services rendered.                2,000          4        1,996                  2,000

Net loss 2000                                                                     (273,760)  (273,760)
                                             ---------    -------     ---------  ---------  ---------
Balance December 31, 2000                    2,538,600      5,077       789,873   (750,585)    44,365

Prior period adjustment                                                             16,066     16,066

Net loss March 31, 2001                                                            (35,147)   (35,147)
                                             ---------    -------     ---------  ---------  ---------
Balance March 31, 2001                       2,538,600     $5,077      $789,873  $(769,666)   $25,284
                                             =========    =======     =========  =========  =========
Reconciliation w/transfer agent
Per confirmation                             2,538,600

Difference                                           -

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001

NOTE 1     UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of
Regulation SB.  Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the
Company, refer to the notes to the Company's audited financial statements and form 10-KSB at December 31, 2000.

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
THREE MONTHS ENDED MARCH 31, 2001

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

No reduction for impairment of intangible assets was necessary at March 31,
2001.

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

Advertising
Advertising costs are charged to operations when incurred.  There were no advertising costs during the three months ended March 31, 2001.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001

NOTE 2     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

                  Basic weighted average number
                      of shares outstanding      2,538,600

In connection with the convertible note payable, 88,000 shares of common stock are not included in the computation of dilutive earning per share because the effect is antidilutive (See Note 5).

Credit Risk
There were no balances at March 31, 2001 that exceeded federal insurance limits.

NOTE 3     FIXED ASSETS
Fixed assets at March 31, 2001 consisted of the following:

     Furniture and fixtures          $    57,837
     Computers and software               18,906
     Equipment                             5,414
                                          ------
                                          82,157
     Less accumulated depreciation       (39,705)
                                          ------
               Total                 $    42,452
                                          ======

Depreciation expense for the three months ended March 31, 2001 was $2,573.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001

NOTE 4     INTANGIBLE ASSETS

          At March 31, 2001, intangible assets are summarized by major classification as follows:

     Trademark                    $  12,500
     Goodwill                        99,408
                                    -------
                                    111,908
     Less:
     Accumulated amortization       (35,158)
                                    -------
                                  $  76,750
                                    =======

The goodwill represents the excess of the cost over the fair value of net assets of an acquired business.

Amortization expense for the three months ended March 31, 2001 was $1,865.

NOTE 5     LONG-TERM NOTES PAYABLE

7% note payable guaranteed jointly by the Company and its President; due in monthly installments of  $2,902.73, including interest; beginning January 1st,
1999 for 10 years.  Due to underpayment of the monthly installment, on
November 30, 2000, the creditor repossessed all of the equipment and inventory related to the water filter business.  The remaining balance is in
default as of the date of this report.                                            $  14,605

6% convertible note payable for a 24-month period, callable at borrower option
and convertible into 40,000 shares of common stock due on April 5th, 2002.           20,000

6% convertible note payable for a 24-month period, callable at borrower option and convertible into 20,000 shares of common stock due on August 23rd,
2002.                                                                                10,000

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001

NOTE 5     LONG-TERM NOTES PAYABLE - continued

6% convertible note payable to a related party, for a 24-month period, callable at borrower option and convertible into 10,000 shares of common stock
due on November 14, 2002.                                                          $   5,000

6% convertible note payable to a related party,  for a 24-month period, callable at borrower option and convertible into 8,000 shares of common stock
due on March 12, 2003.                                                                 4,000

6% note payable for a 24-month period, callable at borrower option and convertible into 10,000 shares of common stock due on November 13,
2002.                                                                                  5,000
                                                                                     -------
                                                                                      58,605
Less:  current portion                                                               (14,605)
                                                                                     -------
Total long-term notes payable                                                      $  44,000
                                                                                     =======
Interest expense for the three months ended March 31, 2001 was $621.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001

NOTE 6   INCOME TAXES

The Company has a federal net operating loss carryforward for the three months ended March 31, 2001 of $35,147 through various years to 2021.

Deferred tax assets and liabilities consist of the following:

     Current deferred tax asset     $                0
     Valuation
     allowance                                       0
                                              --------
                                    $                0
                                              ========
     Non-current tax asset          $          157,000
     Valuation allowance                      (157,000)
                                              --------
                                    $                0
                                              ========

The non-current deferred tax asset results from the net operating loss carryforward, which approximates $785,615 at March 31, 2001.  The net operating loss carryforward is available to offset future taxable income
through 2021.   A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

The Company's income tax expense for the three months ended March  31, 2001 differed from the statutory federal rate of 20% as follows:

     Statutory rate applied to loss
         before income taxes        $            6,900
     State income taxes, net of
         federal income tax effect                 100
     Increase in valuation allowance            (7,000)
     Other                                           0
                                               -------
     Income Tax Expense             $                0
                                               =======

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001

NOTE 10     COMMITMENTS

On December 11, 2000, the Company entered into a lease agreement for warehouse space in Miami, Florida.  Monthly payments are $527 plus tax through
December 31, 2001.

Since 1992, the Company has maintained a lease agreement for its main facility, renewable annually.  Monthly rental payments are $700 plus tax.

Total rental expense for the three months ended March 31, 2001 was $4,435.

NOTE 11     GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the three months ended March 31, 2001, the Company
showed operating losses of $35,147.   The accompanying financial statements
indicate that current liability exceeds current assets by $53,519 for the three months ended March 31, 2001.

In addition, the Company is in default for payments on a note payable in the amount of $26,125, including accrued interest, for the three months ended
March 31, 2001.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plan with regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

NOTE 12     PRIOR  PERIOD ADJUSTMENT

For the three months ended March 31, 2001, a change was made to the retained earnings of the Company to correct the amount of legal expenses and miscellaneous expenses reported during 2000.  Accounts payable at December 31,
2000 were overstated, and the 2000 financial statements were restated to reflect this adjustment.  Subsequently, legal expenses were reduced by $9,013, and miscellaneous expenses reduced by $7,054, for a total decrease in retained earnings of $16,067.

NOTE 13     SUBSEQUENT EVENT

On April 17, 2001, the Company obtained additional loans totaling $7,500 at 6%
interest, due on April 17, 2003.  These loans can be converted into 75,000 shares of common stock.