Form 10QSB
period 2001-06-30
HAND BRAND DISTRIBUTION INC
filed 2001-09-05
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended: June 30, 2001

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
Yes    X                     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,788,600 shares of common stock, as of September 4, 2001.

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

HAND BRAND DISTRIBUTION, INC.

September 4, 2001               By:      s/ John Taggart

                                            John Taggart
                                            President and Principal Financial Officer

HAND BRAND DISTRIBUTION, INC.
BALANCE SHEET
JUNE 30, 2001

Assets

Current assets
Accounts receivable, net                               $6,231
Inventory                                              27,742
                                                     --------
Total current assets                                   33,973

Property and equipment, net                            39,879

Other assets
  Deposits                                              1,641
  Goodwill and trademark, net                          74,885
  Other assets                                          2,046
                                                     --------
                                                       78,572
                                                     --------
                                                     $152,424
                                                     ========

HAND BRAND DISTRIBUTION, INC.
BALANCE SHEET
JUNE 30, 2001

Liabilities and Stockholders' Deficit

Current liabilities
Bank overdraft                                         $3,128
Accounts payable and accrued expenses                  64,057
Sales tax payable                                          28
Accrued interest payable                               15,960
Note payable, current portion                          14,605
                                                     --------
Total current liabilities                              97,778

Convertible notes payable                              65,800

Stockholders' deficit
  Common stock $.002 par value, authorized
    12,500,000 shares; 2,788,600 issued and
    outstanding                                         5,577
  Additional paid in capital                          945,623
  Accumulated deficit                                (962,354)
                                                     --------
                                                      (11,154)
                                                     --------
                                                     $152,423
                                                     ========

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF OPERATIONS

                                        Three months ended June 30,      Six months ended June 30,
                                           2001          2000               2001          2000

Revenue
  Sales net of returns                     $30,316      $63,157            $69,200        $142,105
  Cost of goods sold                        10,415       16,919             32,962          45,061
                                           -------      -------           --------         -------
Gross profit                                19,901       46,238             36,238          97,044

Expenses
Sales expenses                               4,317       17,265              7,287          25,311
   General and administrative expenses     202,280       93,600            245,388         178,844
   Printing and publications                   400        4,717              1,090           9,706
   Interest expense                          1,154          256              1,985           4,236
  Depreciation and amortization              4,438        8,568              8,877          16,986
                                           -------      -------           --------         -------
                                           212,589      124,406            264,627         235,083
                                           -------      -------           --------         -------
Loss from operations                      (192,688)     (78,168)          (228,389)       (138,039)

Other income                                     -            -                554               -
                                           -------      -------           --------         -------
Net loss                                 $(192,688)    $(78,168)          (227,835)      $(138,039)
                                           =======      =======           ========         =======
Earning (loss) per share
Net loss per common share                   $(0.07)      $(0.03)             (0.08)         $(0.05)
                                           -------      -------           --------         -------

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CASH FLOWS

                                                                      For the six months ended June 30,
                                                                           2001               2000

Cash flows from operating activities:
  Net loss                                                             $(227,835)           $(138,039)
                                                                         -------              -------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                        8,877               16,986
Compensation in exchange for stock, options, warrants                    156,250                    -
   (Increase) decrease in accounts receivable                             (2,301)               1,633
   (Increase) decrease in prepaid expense                                  5,600                    -
   (Increase) decrease in inventories                                     14,006                8,438
   (Increase) decrease in other assets                                    (1,076)              (2,665)
    Increase (decrease) in accounts payable
     and accrued liabilities                                              (5,762)              31,482
Increase (decrease) in accrued interest payable                            1,436                    -
Prior period adjustments                                                  16,066                    -
                                                                         -------              -------
      Total adjustments                                                  193,096               55,874
                                                                         -------              -------
  Net cash used by operating activities                                  (34,739)             (82,165)
                                                                         -------              -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                       -               49,700
  Proceeds from issuance of convertible notes payable                     25,800               20,000
  Principal payment on long-term debt                                     (4,729)
                                                                         -------              -------
  Net cash provided by financing activities                               25,800               64,971

Net increase (decrease) in cash and cash equivalents                      (8,939)             (17,194)

Cash and cash equivalents, beginning of year                               5,811               24,070
                                                                         -------              -------
Cash and cash equivalents, end of year                                   $(3,128)              $6,876
                                                                         =======              =======

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CASH FLOWS

                                                                      For the six months ended June 30,
                                                                           2001               2000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest expense                                                        $626               $4,236
                                                                         -------              -------

Stockholders' deficit note:
On January 11, 2001, the company issued 250,000 shares of common stock in exchange for legal services valued at the trading price on the date of the grant.

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2001

                                                                           Additional
                                                        Common Stock       Paid in     Accumulated
                                                     Shares     Amount     Capital     Deficit          TOTAL

Balance January 1, 2000                             2,524,100   $5,048     $738,202    $(476,825)      $266,425

Private offering on January 27, 2000                    9,300       19       46,481                      46,500

Issuance of shares of common stock for cash
on June 5, 2000                                         3,200        6        3,194                       3,200

Issuance of common stock on Oct. 25, 2000
for consulting services rendered                        2,000        4        1,996                       2,000

Net loss 2000                                                                           (273,760)      (273,760)
                                                      -------  -------      -------     --------        -------
Balance December 31, 2000                           2,538,600    5,077      789,873     (750,585)        44,365

Prior period adjustment                                                                   16,066         16,066

Issuance of common stock on Jan 11, 2001
for legal services rendered                           250,000      500      155,750                     156,250

Net loss June 30, 2001                                                                  (227,835)      (227,835)
                                                      -------  -------      -------     --------        -------
Balance June 30, 2001                               2,788,600   $5,577     $945,623    $(962,354)      $(11,154)
                                                      =======  =======      =======     ========        =======

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

         Sales for the quarter ended June 30, 2001 were $30,361 a 56.1%
decrease from sales for the quarter ended June 30, 2000.  Decrease was due to a reduced level of sales activity. This trend is expected to reverse as Hand
Brand implements its direct sales organization during the balance of 2001.

         Cost of goods sold as a percentage of sales was 34.3% for the quarter ended June 30, 2001 as compared to 26.7% for the quarter ended June 30, 2000 reflecting a greater proportion of sales being from outside vendors which carry a lesser margin.

         Selling, general and administrative expenses were $206,597 for the quarter ended June 30, 2001. This figure represents the difficulty the company has had in generating growth.  In the present economic environment advertising pricing as well as postage, paper and printing costs have escalated in recent years to such a degree that it is marginally profitable to engage in these
expenditures.  In addition consumer spending is decreasing.   The company is
producing a profit on its internet business and expects to benefit from the direct selling program that it has developed.  Neither of which bear the aforementioned prohibitive impediments.  Management believes that surviving the transition in marketing avenues is critical to the company's ongoing viability and success.

Liquidity and Capital Resources

    For the three months ending June 30, 2001 the Company's operations have been financed principally from operations and convertible debt financing totaling $16,000 for the quarter. Accounts recievable  increased by $1669 during the period and accounts payable and accrued expenses increased by
$13,387.
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