Form 10QSB
period 2001-09-30
HAND BRAND DISTRIBUTION INC
filed 2001-12-17
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.20549

FORM 1O-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2001

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
                         Yes    X                     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,788,600 shares of common stock, as of November 30, 2001

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

         We generate revenues from two sources: Subscription revenue from the publication Family Health News comprises 1.4% of our revenue and the sale of products comprise 98.6% of our revenue. All products are purchased from other manufacturers. We seek distributor pricing from our vendors that is typically
42% of the manufacturers suggested retail price. This enables us to have sufficient margin after selling costs to make a profit.

         Sales for the quarter ended September 30, 2001 were $30,361 a 50.1%
decrease from sales for the quarter ended September 30, 2000.  Decrease was due to a reduced level of sales activity. This trend is expected to reverse as Hand
Brand implements its direct sales organization during the balance of 2001.

         Cost of goods sold as a percentage of sales was 42.6% for the quarter ended September 30, 2001 as compared to 36.4% for the quarter ended September 30, 2000 reflecting a greater proportion of sales being from outside vendors which carry a lesser margin.

         Selling, general and administrative expenses were $67,963 for the quarter ended September 30, 2001. This figure represents the difficulty the company has had in generating growth.  In the present economic environment advertising pricing as well as postage, paper and printing costs have escalated in recent years to such a degree that it is marginally profitable to engage in these
expenditures.  In addition consumer spending is decreasing.   The company is
producing a profit on its internet business and expects to benefit from the direct selling program that it has developed.  Neither of which bear the aforementioned prohibitive impediments.  Management believes that surviving the transition in marketing avenues is critical to the company's ongoing viability and success.

Liquidity and Capital Resources

    For the three months ending September 30, 2001 the Company's operations have been financed principally from operations and convertible debt financing totaling $2,800 for the quarter. Accounts recievable  increased by $1669 during the period and accounts payable and accrued expenses increased by
$13,387.

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

     None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HAND BRAND DISTRIBUTION, INC.

  December 14, 2001           s/ John Taggart
                                 John Taggart
                                 President and Principal Financial Officer

HAND BRAND DISTRIBUTION, INC.
BALANCE SHEET (Unaudited)
SEPTEMBER 30, 2001

Assets

Current assets
Cash                                    $                  928
Accounts receivable, net                                 4,655
Inventory                                               27,868
                                                      --------
Total current assets                    $               33,451

Property and equipment, net                             37,306

Other assets
  Deposits                                               1,641
  Goodwill and trademark, net                           73,020
  Other assets                                           2,046
                                                      --------
                                                        76,707
                                                      --------
                                        $              147,464
                                                      ========

HAND BRAND DISTRIBUTION, INC.
BALANCE SHEET (Unaudited)
SEPTEMBER 30, 2001

Liabilities and Stockholders' Deficit

Current liabilities
Bank overdraft                          $                2,517
Accounts payable and accrued expenses                   73,617
Accrued interest payable                                16,786
Note payable, current portion                           14,605
                                                      --------
Total current liabilities               $              107,525

Long term liabilities
Convertible notes payable - related party               15,300
Convertible notes payable                               63,500
                                                      --------
                                                        78,800
                                                      --------
                                                       186,325

Stockholders' deficit
  Common stock $.002 par value, authorized
    12,500,000 shares; 2,788,600 issued and
    outstanding                                          5,577
  Additional paid in capital                           945,623
  Accumulated deficit
Beginning, January 1, 2000                            (750,585)
Prior period adjustment                                 16,066
                                                      --------
Accumulated deficit adjusted                          (734,519)
Net loss                                                   554
                                                      --------
                                                      (733,965)
                                                      --------
                                                       217,235
                                                      --------
                                             $         403,560
                                                      ========

The accompanying notes to financial statements are an integral part of these statements.

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF OPERATIONS (Unaudited)

                                        Three months ended September 30,           Nine months ended September 30,
                                             2001          2000                           2001          2000

Revenue
  Sales, net of returns                $    25,270      $       46,234                            $     188,338
  Cost of goods sold                         7,334              23,612                                   68,673
                                          --------            --------                                ---------
Gross profit                                17,936              22,622                                  119,665

Expenses
Sales expenses                               3,158               5,756                                   31,067
General and administrative expenses         67,963              10,848                                  173,905
Professional fees                            6,283              14,587                                   30,376
Printing and publications                        -               4,862                                   14,567
Interest expense                             1,217               8,777                                   13,013
Depreciation and amortization                4,438               8,780                                   25,765
                                          --------            --------                                ---------
                                            83,059              53,610                                  288,693

Loss from operations                       (65,123)            (30,988)                                (169,028)

Other income                                     -                   -                     554                -
                                          --------            --------               ---------       ----------
Net loss                               $   (65,123)      $     (30,988)                    554     $   (169,028)
                                          ========            ========
Earning (loss) per share
Net loss per common share              $     (0.02)      $       (0.01)
                                          ========            ========

The accompanying notes to financial statements are an integral part of these statements.

HAND BRAND DISTRIBUTION, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 For the nine months ended September 30,
                                                                           2001          2000

Cash flows from operating activities:
  Net loss                                                             $        554     $     (169,028)
                                                                          ---------          ---------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                               -             25,765
Compensation in exchange for stock, options and warrants                    156,250                  -
   (Increase) decrease in accounts receivable                                  (725)            (4,413)
(Increase) decrease in prepaid expense                                        5,514                  -
      (Increase) decrease in inventories                                     13,881              8,438
      (Increase) decrease in other assets                                      (990)              (746)
      Increase (decrease) in accounts payable
            and accrued liabilities                                           3,768             34,006
Increase (decrease) in accrued interest payable                               2,263              8,600
Prior period adjustments                                                     16,066                  -
                                                                          ---------          ---------
      Total adjustments                                                     196,027             71,650
                                                                          ---------          ---------
Net cash used in operating activities                                       196,581            (97,378)
                                                                          ---------          ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                          -             49,700
  Proceeds from issuance of convertible notes payable                        38,800             20,000
  Principal payment on long-term debt                                         5,271
                                                                          ---------          ---------
Net cash provided by financing activities                                    38,800             74,971
                                                                          ---------          ---------
Net decrease in cash and cash equivalents                                   235,381            (22,407)

Cash and cash equivalents, beginning of year                                  5,811             24,070
                                                                          ---------          ---------
Cash and cash equivalents, end of year                               $      241,192     $        1,663
                                                                          =========          =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest expense                                                 $          938     $        4,411
                                                                          ---------          ---------

Stockholders' deficit note:
On January 11, 2001, the company issued 250,000 shares of common stock in exchange for legal services valued at the trading price on the date of the grant.

The accompanying notes to financial statements are an integral part of these statements.

HAND BRAND DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2001

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

Inventory
The inventory of the Company is recorded at the lower of cost or market
(average cost method) and includes nutritional supplements, cleaning and hygiene products, and raw materials.

Accounts Receivable
The Company considers accounts receivable to be fully collectible.
Accordingly, no allowance for doubtful accounts is required.  If amounts become uncollectible, they will be charged to operations when that determination is made.

Property and Equipment and Depreciation
Property and equipment are stated at cost.  Depreciation is computed by using the straight-line method based over the assets estimated useful lives ranging from 5 to 10 years.

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

No reduction for impairment of intangible assets was necessary at September
30, 2001.

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
Advertising costs during the nine months ended September 30, 2001 were $721.

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

Basic weighted and dilutive average number of shares outstanding is as follows:

                  Basic weighted average number
                      of shares outstanding      2,778,527

In connection with the convertible note payable, 248,000 shares of common stock are not included in the computation of dilutive earnings per share because the effect is antidilutive (See Notes 5 and 6).

Credit Risk
Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to ($2,454)
at September 30, 2001, which was insured for up to $100,000 per financial institution by the U.S. Federal Deposit Insurance Corporation (FDIC).

NOTE 3     FIXED ASSETS

          Fixed assets at September 30, 2001 consisted of the following:

     Furniture and fixtures            $    57,837
     Computers and software                 18,906
     Equipment                               5,414
                                           -------
                                            82,157
     Less accumulated depreciation         (44,851)
                                           -------
     Total                             $    37,306
                                           =======

          Depreciation expense for the nine months ended September 30, 2001 was $7,720.

NOTE 4     INTANGIBLE ASSETS

          At September 30, 2001, intangible assets are summarized by major classification as follows:

     Trademark                        $    12,500
     Goodwill                              99,408
                                          -------
                                          111,908
     Less:
     Accumulated amortization             (38,888)
                                          -------
                                      $    73,020
                                          =======

          The goodwill represents the excess of the cost over the fair value of net assets of an acquired business.
Amortization expense for the nine months ended September 30, 2001 was $5,595.

NOTE 5     NOTES PAYABLE - RELATED PARTY

At September 30, 2001, the Company had notes payable to a stockholder consisting of the following:

6% convertible note payable to a stockholder,
for a 24-month period, callable
at the borrower's option and convertible
into 10,000 shares of common stock
due on November 14, 2002.                              $   5,000

6% convertible note payable to a stockholder,
for a 24-month period, callable
at the borrower's option and convertible
into 8,000 shares of common stock due
on March 12, 2003.                                         4,000

6% convertible note payable to a stockholder,
for a 24-month period, callable
at the borrower's option and convertible into
30,000 shares of common stock
due on April 17, 2003.                                     3,000

6% convertible note payable to a stockholder,
for a 24-month period, callable
at the borrower's option and convertible into
56,000 shares of common stock
due on May 24, 2003.                                       2,800

6% convertible note payable to a stockholder,
for a 24-month period, callable
at the borrower's option and convertible into
5,000 shares of common stock due
on September 25, 2003.                               $       500
                                                       ---------
                                                          15,300
Less:  current portion                                         0
                                                       ---------
Total long-term notes payable                        $    15,300
                                                       =========

Interest expense for the nine months ended September 30, 2001 was $475.

Minimum future notes payable to related party are as follows:

     2002                                            $     5,000
     2003                                                 10,300
     2004 and thereafter                                       0
                                                       ---------
                                                     $    15,300
                                                       =========
NOTE      6     LONG-TERM NOTES PAYABLE

At September 30, 2001, long-term notes payable to a stockholder consisted of the following:

7% note payable guaranteed jointly by the
Company and its President; due in
monthly installments of $2,902.73, including
interest; beginning January 1st,
1999 for 10 years.  Due to underpayment of
the monthly installment, on
November 30, 2000, the creditor repossessed all
of the equipment and inventory
related to the water filter business.  The
remaining balance is in default as
of the date of this report.                          $   14,605

6% convertible note payable for a 24-month period,
callable at the borrower's option and convertible
into 40,000 shares of common stock due on
April 5th, 2002.                                         20,000

6% convertible note payable for a 24- month period,
callable at the borrower's option and convertible
into 20,000 shares of common stock due on
August 23rd, 2002.                                   $   10,000

6% convertible note payable for a 24- month period,
callable at the borrower's option and convertible
into 10,000 shares of common stock due on
November 13, 2002.                                        5,000

6% convertible note payable for a 24- month period,
callable at the borrower's option and convertible
into 45,000 shares of common stock due on
April 17, 2003.                                           4,500

6% convertible note payable for a 24- month period,
callable at the borrower's option and convertible
into 2,000 shares of common stock due on
June 2, 2003.                                             2,000

6% convertible note payable for a 24- month period,
callable at the borrower's option and convertible
into 3,000 shares of common stock due on
June 4, 2003.                                             3,000

6% convertible note payable for a 24- month period,
callable at the borrower's option and convertible
into 1,000 shares of common stock due on
June 6, 2003.                                             1,000

6% convertible note payable for a 24- month period,
callable at the borrower's option and convertible
into 5,000 shares of common stock due on
June 7, 2003.                                             5,000

6% convertible note payable for a 24- month period,
callable at the borrower's option and convertible
into 3,000 shares of common stock due on
July 18, 2003.                                            3,000

6% convertible note payable for a 24- month period,
callable at the borrower's option and convertible
into 10,000 shares of common stock due on
August 31, 2003.                                      $  10,000
                                                       --------
                                                         78,105
Less:  current portion                                  (14,605)
                                                       --------
Total long-term notes payable                         $  63,500
                                                       ========

Interest expense for the nine months ended September 30, 2001 was $1,788.

Minimum future long-term notes payable are as follows:

     2002     $   35,000
     2003     28,500
     2004 and thereafter                 0
               $  63,500

NOTE 7       INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at September 30,
2001 of $1,012,000, subject to annual limitations prescribed by the Internal
Revenue Code, which is available to offset future taxable income through
2021.     A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.  The net operating loss carryforward approximates $255,542 at
September 30, 2001, and $734,519 at December 31, 2000.

Deferred tax assets consist of the following:

     Current taxes                         $             0
     Deferred taxes                                202,000
     Valuation allowance                          (202,000)
                                                  --------
                                                         0
                                                  ========

The Company's income tax expense for the nine months ended September 30, 2001 differed from the statutory federal rate of 20% as follows:

     Statutory rate applied to loss
      before income taxes                  $        51,000
     State income taxes, net of
      federal income tax effect                      5,000
     Increase in valuation allowance               (56,000)
     Other                                               0
                                                  --------
     Income Tax Expense                    $             0
                                                  ========

NOTE 8     STOCKHOLDERS' DEFICIT

On January 11, 2001, the Company issued 250,000 shares of common stock in exchange for legal services rendered.  The value of $0.625 per share was the trading price on the date of the grant; accordingly, legal expenses of
$156,200 were charged to operations.

NOTE 9     PRIOR  PERIOD ADJUSTMENT

During the three months ended March 31, 2001, a change was made to the retained earnings of the Company to correct the amount of legal expenses and miscellaneous expenses reported during 2000.  Accounts payable at December 31,
2000 were overstated, and the 2000 financial statements were restated to reflect this adjustment.  Subsequently, legal expenses were reduced by $9,013, and miscellaneous expenses reduced by $7,054, for a total decrease in retained earnings of $16,067.

NOTE 10     COMMITMENTS

          On December 11, 2000, the Company entered into a lease agreement for warehouse space in Miami, Florida.  Monthly payments are $527 through December
31, 2001.

          Since 1992, the Company has maintained a lease agreement for its main facility, renewable annually.  Monthly rental payments are $700 plus tax.

          Total rental expense for the nine months ended September 30, 2001 was $14,492.

NOTE 11     GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the nine months ended September 30, 2001, the Company
showed operating losses of $255,542.   The accompanying financial statements
indicate that current liability exceeds current assets by $74,074 for the nine months ended September 30, 2001.

In addition, the Company is in default for payments on a note payable in the amount of $27,949, including accrued interest.  These factors raise substantial doubt about its ability to continue as a going concern.
Management's plan with regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.