Form 10KSB
period 2001-12-31
HAND BRAND DISTRIBUTION INC
filed 2002-06-04
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
                          Commission File No. 000-27237

                          Hand Brand Distribution, Inc.
                 (Name of Small Business Issuer in Its Charter)

                    Florida                                 66-0622463
        (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                Identification Number)

    900 Broadway, Suite 1002, New York, NY                     10003
   (Address of principal executive offices)                 (Zip Code)

                                 (212) 982-6400
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 per share

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes |_|   No |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year: $112,522

State the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of May 24, 2002 was $943,356.65.

State the number of shares outstanding as of the issuer's common stock as of May 24, 2002 was 664,299.


                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format: Yes |_|    No  |X|

                    FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-KSB, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results,
performance  or  achievements   expressed  or  implied  by  the  forward-looking
statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project". This report contains forward-looking statements that address, among other things,

          o our financing plans,
          o regulatory environments in which we operate or plan to operate, and
          o trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

Factors,  risks,  and  uncertainties  that could cause actual  results to differ
materially   from   those  in  the   forward-looking   statements   ("Cautionary
Statements") include, among others,

          o our ability to raise capital,
          o our ability to execute our business strategy in a very competitive environment,
          o our degree of financial leverage,
          o risks associated with our acquiring and integrating companies into our own,
          o risks relating to rapidly developing technology,
          o regulatory considerations;
          o risks related to international  economies,
          o risks related to market acceptance and demand for our products and services,
          o the impact of competitive services and pricing, and
          o other risks referenced from time to time in our SEC filings.

All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

                                     PART I

Item 1.  Description of Business
-------  -----------------------

Hand Brand Distribution, Inc. (the "Company" or "Hand Brand") is a Florida corporation organized in 1995. Our Common Stock currently trades on the "pink sheets" under the symbol HBDI.OB, but is anticipated to resume trading in the near future on the Over-the-Counter Bulletin Board ("OTC"). Sometime thereafter, the Company will begin trading under the new symbol GETH.OB. Our Executive offices are located at 900 Broadway, Suite 1002, New York, NY 10003 and our telephone number is 212-982-6400.

Through our subsidiary companies, Family Health News, Inc. ("FHNI") and GeneThera, Inc. ("GeneThera"), we are currently involved in the agriculture, veterinary and health care industries. FHNI publishes a quarterly international magazine, Family Health News ("FHNews"), that contains articles on health, nutrition, lifestyle and innovative health products and therapies. FHNI also distributes a select line of products related to these topics. GeneThera develops molecular assays for the detection of food contaminating pathogens, veterinary diseases, and genetically modified organisms.

FAMILY HEALTH NEWS, INC.

In October 1996, we acquired FHNI (formerly known as The Family News, Inc.), which publishes FHNews. FHNews is a subscription-based newsletter and digest, published quarterly since 1990, that focuses on health, nutrition, and alternative medical therapies. FHNI also distributes a small line of products, including dietary supplements and health and nutrition related equipment, books and tapes. The Company pays a nominal royalty to the author of the books. The Company has entered into a Stock Purchase Agreement to sell FHNI (the "FHNI Stock Sale") to John Taggert, a former officer and director of the Company. The FHNI Stock Sale is being presented for stockholder approval at a Special Meeting of Shareholders of the Company to be held on or about July 25, 2002.

Product Selection and Supply
----------------------------

FHNI seeks to identify products that represent effective science-based formulas and technologies. However, as with most vitamins, herbals and nutritional supplements, such products do not undergo the vigorous scientific validation of safety and effectiveness and pre-market approval by the United States Food and Drug Administration ("FDA") required of pharmaceutical products. All products are manufactured by established manufacturers, including Baywood Pharmaceuticals, Enguard Health Products, Proper Nutrition, Inc., Neutraceutics, Lentek and Martek. These products are standard formulations and are generally sold under the brand name of the manufacturer, but some are labeled under the Company name.

FHNI does not have any long term supply contracts with the manufacturers of our products. We believe that virtually all of the products we offer are available from several sources and have not experienced any inability to obtain products in the past.

FHNI depends upon the manufacturers of our products to conduct adequate quality control and compliance with applicable manufacturing and labeling regulations. FHNI does not undertake independent quality testing of our products after they are received from the manufacturer. Each manufacturer provides FHNI with certificates of insurance evidencing their policies of general and product liability coverage in amounts that conform to industry standards.

Distribution
------------

FHNI distributes its products through a sales force comprised of six to twelve independent distributors. The sales force is recruited primarily though our catalog and through FHNews' web site. The primary channels of distribution for our products are: (i) mass market retailers, which include drug stores, supermarkets, mass merchandisers and discount stores; (ii) health food stores;
(iii) direct sales organizations; (iv) mail order; and (v) the Internet. The Company does not rely on any one customer or a few major customers.

Competition
-----------

Our market is highly competitive. We believe the narrow focus of our product line and the information that we provide to our customers through FHNews and our World Wide Web site avoid the confusion of the typical retail location, which carries a vast selection of products, but generally offers little information on the products.

We compete against a variety of retail organizations including supermarkets, drug stores, chain stores and bookstores that carry competing products. There are also competing mail order and Internet retailers that carry competing products. These competitors compete on the basis of selection, price, physical location and personal service availability at some locations. Most of these competitors have vastly greater resources than the Company.

Government Regulation
---------------------

The manufacturing, processing, formulation, packaging, labeling and advertising of certain of our products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which the Company's products are sold. In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals, herbs, food, non-prescription and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as CGMPs, and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of vitamins, non-prescription drugs, cosmetics and foods.

The Dietary Supplement Health and Education Act of 1994 (the "DSHEA") was enacted on October 25, 1994. The DSHEA amends the Federal Food Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. The DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Under the DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

The DSHEA provides for specific nutritional labeling requirements for dietary supplements and the FDA's final regulations require that all dietary supplements be labeled in compliance with the regulations. The DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The FDA issued a final regulation, "Regulations on Statements Made For Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body." The regulations establish criteria for determining when a statement is a claim to diagnose, came, mitigate, treat or prevent disease thereby making the product an unapproved new drug.

Final labeling regulations may require expanded or different labeling for the vitamin and nutritional supplement products sold by the Company. Final manufacturing rules for dietary supplements will require at least some of the quality control provisions contained in the manufacturing rules for drugs. We cannot determine what effect such regulations, when fully implemented, will have on our business in the future. We believe that the most likely effects of any such regulations would be the recall, reformulation or discontinuance of certain products, additional record keeping, warnings, notification procedures and expanded documentation of the properties and manufacturing processes of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including, warning letters, fines, product recalls and seizures.

On November 18, 1998, the FTC issued its "Dietary Supplements: An Advertising Guide for Industry." Such guide provides an application of FTC law to dietary supplement advertising and includes examples of how principles of advertisement interpretation and substantiation apply in the context of dietary supplement advertising. Such Guide provides additional explanation but does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company believes that its current advertising is in compliance with the requirements of such Guide, although no assurances can be given in this regard

Product Liability Insurance
---------------------------

FHNI, like other distributors and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. Because FHNI does not manufacture its ingestible products, FHNI does not currently have product liability insurance for these products. FHNI requires that each of our suppliers provide the Company with certificates of insurance evidencing policies of product liability insurance that are adequate in scope and amount based upon industry standards. Nevertheless, such policies of insurance do not extend such coverage to the Company and the Company's agreements with such suppliers do not provide indemnification by the suppliers of any losses incurred by the Company arising out of any product liability claims.

GENETHERA, INC.

On February 25, 2002, the Company closed on the acquisition of 92.9% of the issued and outstanding shares of capital stock of GeneThera, which resulted in GeneThera becoming a subsidiary of the Company. We anticipate that we will acquire an additional 6.3% of the outstanding GeneThera common stock in the future. Pursuant to the stock purchase agreements with the former shareholders of GeneThera (the "Former GTI Shareholders"), the Company agreed to issue an aggregate of 8,305,950 shares of its shares of Common Stock to these shareholders. At the time of the closing of the acquisition of GeneThera, the Company did not have sufficient authorized shares of Common Stock to issue such shares. Consequently, under Florida Law, the issuance of such authorized shares would be void. In May 2002, the Former GTI Shareholders holding approximately 94% of the 92.9% of shares of GeneThera common stock acquired by the Company agreed to accept shares of the Company's Common Stock promptly following the effectiveness of the approval by the Company's shareholders either to (i) increase the number of authorized shares of Common Stock ("Proposal 1"); or (ii) reincorporate in Delaware with a sufficient number of authorized shares ("Proposal 2") in complete satisfaction of the Company's obligation to them to issue and deliver shares of its Common Stock (the "May Amendments"). The Company intends to enter into similar agreements with the remaining Former GTI Shareholders, but there can be no assurance that it will be successful in doing so. Pursuant to the May Amendments, the Company agreed with the Former GTI Shareholders that if it does not receive approval by December 31, 2002 to increase its authorized capital pursuant to either Proposal 1 or, at the Company's option, Proposal 2, then such Former GTI Shareholders may at any time thereafter elect to forego their rights to receive shares of the Common Stock of the Company and have their shares of GeneThera returned to them. In such an event, the Company's ownership interest in GeneThera would be reduced or eliminated by any Former GTI Shareholders making such election. Such a result would likely have a material adverse effect on the Company and, when combined with the planned FHNI Stock Sale, could leave the Company with no operating business or planned business operations.

GeneThera is a molecular diagnostic company that has created a technology platform to develop and commercialize genomic assays with applications in the agriculture, veterinary, and medical industries. "Assays" are testing methods that diagnose particular diseases primarily from blood or feces samples. Specifically these assays can be used to diagnose, treat, and manage cancerous and infectious diseases, primarily in animals; and detect and quantify food-borne pathogens, and detect and quantify genetically modified organisms in crops and processed food products.

GeneThera recently completed the first phase of research on Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) platform technology. F-PRC is a combination of chemical processes and specialized equipment that permit the analysis of genetic materials relating to specific disease states. The addition of a specific enzyme known as a polymerase to a genetic sample causes the selected material to duplicate itself into sufficient volume to allow rapid, accurate and actionable decisions. The addition of flourogenic materials to the process produces light from the subject material. It also allows specifically designed laser guided computer programs to produce real time data on both the presence and volume of targeted materials. GeneThera is currently focusing on the agricultural and veterinary applications of this technology.

This F-PCR platform is flexible. GeneThera designs assays including proprietary chemical compounds and processes that can provide the foundation for patentable market applications. GeneThera intends to file patent applications to protect its assay designs. There can be no assurances, however, that such applications will result in the awarding of patents.

Previous diagnostic technologies, such as antibody detection and even standard polymerase chain reaction (PCR) methods, have been limited to disease detection. GeneThera 's application of F-PCR is expected to go beyond detection and allow for the precise quantification of viral, bacterial, and cancerous nucleic acids levels.

Development Process
-------------------

The development process of such assays has six primary phases. These are: (i) the identification of the disease condition targeted and the valuation of the target market's size, penetration requirements and profit potential; (ii) the design of the assay by defining the indicators of the presence of disease and establishing internal controls; (iii) the establishment of baseline performance criteria; (iv) the defining of the assay efficacy outcomes; (v) the validation of the assay; and (vi) small scale commercialization. Assuming that an assay is validated in accordance with the original assay design, the entire scientific process for the development of such an assay through to its commercial application is approximately one year. At present, the Company is in the process of establishing baseline performance criteria (phase 3) for the assays for Chronic Wasting Disease and E.coli. For all other targeted diseases, the Company is either in the market valuation stage or in the process of designing the assay. It is estimated that it will require outside capital of between four and five million dollars over the next two years to complete the commercialization of GeneThera's integrated assays and tests.


Business Model
--------------

GeneThera's business model has four features:

         1.   Staged Market Penetration
              -------------------------

         We believe that our technology platform has many potential commercially marketable applications. We have selected the non-human testing market as our initial focus, specifically, the beef industry. The non-human testing markets do not require lengthy approval or certification processes. Over the next year, the Company intends to introduce a number of individual assays for commercial use. These assays include:

                  o the detection of Mad Cow Disease and Chronic Wasting Disease in live animals
                  o   the detection of Johne's Disease in all ruminants
                  o   the detection of Foot and Mouth Disease
                  o   the detection of a certain type of E.coli in beef

         2.   Standardization with Operational Flexibility
              --------------------------------------------

         We intend to develop a modularized approach to each assay such that each assay will be standardized around a specific set of equipment using consistent laboratory procedures. This will allow for placement of individual modularized laboratories in any geographic location including existing independent labs or on-site with the end-user.
         GeneThera intends to own and operate the on-site laboratories. GeneThera's personnel will be responsible for sample collection and processing according to GeneThera's specifications.

         3.   High Throughput
              ---------------

         We believe that our planned modularized laboratory approach will provide high volume throughput necessary for effective and cost-efficient commercial operations. High volume testing is extremely important to the agriculture and food processing industries due to their large volume of production.

         We have two distinct techniques for processing this large quantity of assays. The first is to conduct assays for the detection of food contaminating organisms both in meat products and in meat processing plants. An example of this would be E.coli assay in ground beef at a meat processor's facility. The second will be conducted concurrently in the lab using a single blood or feces sample from live animals.

         4.   Collection of Data
              ------------------

         The hardware and software platform upon which GeneThera's assays are built are anticipated to allow for the continual collection, analysis and management of assay results over time. With the data available from this system, animal owners, feedlot managers, food producers, and veterinarians will be able to build a comprehensive inventory of an animal's health.

Competition
-----------

Competition for GeneThera's assays comes primarily from small commercial veterinary diagnostic labs in the E.coli and processed food product area and University or government based Microbiology programs, such as the Colorado State or the USDA lab in Ames, Iowa that employ laboratory based neurological tissue culture processes in the area of Mad Cow or Chronic Wasting diseases. These processes take significantly longer than the processes being developed by GeneThera and require extraction of tissue or fluids not easily performed in the field.

Distribution
------------

On September 24, 2001, GeneThera entered into an exclusive licensing agreement with Micro Beef Technologies, Inc. to distribute and sub-license the Modular Unit Workstations and Tests (including materials and supplies) created by GeneThera. Micro Beef Technologies, Inc. provides rapid technology commercialization services, supply chain integration programs to the food producing animal industry and has an established sales and distribution system. This agreement calls for, among other things, Micro Beef to make its best efforts to pursue and implement marketing, sales and distribution of the mutually agreed marketing plan; provide a sales force sufficient to implement the marketing plan; and develop and provide the materials, staff, advertising and necessary support to implement the marketing plan.

Primary Supplier
----------------

GeneThera's molecular assays are built on Applied BioSystems, Inc.'s proprietary system of hardware, software and disposable agents ("the System"). GeneThera has rights as sublessee of the system, which is subject to a capital lease. While there are other suppliers of equipment and software that could support the GeneThera technology, GeneThera believes that ABI's system is superior and that ABI is a stable company capable of providing the resources necessary to sustain GeneThera's business plan.

When a System is purchased from ABI, the purchaser receives a perpetual license to use the equipment, software and consumables. These licenses are specific to the individual machine and are not currently transferable to a sub-licensor of GeneThera's technology, but GeneThera's business model (which contemplates the use of modular workstation units operated by GeneThera) does not contemplate a sublicensing of the technology.

Government Regulations
----------------------

GeneThera's current set of assays will come under the jurisdiction of the Food Safety and Inspection Service of the United States Department of Agriculture (the "USDA"). The USDA's mission is to enhance the quality of life for the American people by supporting production of agriculture and ensuring a safe, affordable, nutritious and accessible food supply. The Food Safety and Inspection Service (the "FSIS"), ensures that the nation's commercial supply of meat, poultry and egg products is safe, wholesome and correctly labeled and packaged. The FSIS sets standards for food safety and inspects meat, poultry and egg products produced domestically and imported. The Service inspects animals and birds at slaughter and processed products at various stages of the production process and analyzes product for microbiological and chemical adulterants. FSIS also informs the public about meat, poultry and egg product safety issues.

FSIS works with the Research, Education and Economics mission area of the USDA on food safety research issues and the Animal and Plant Health Inspection Service on instances where animal diseases impact the food safety. FSIS also facilitates the management of US activities pertaining to the Codex Alimentarius Commission, an international organization created by the United Nations to promote the health and economic interests of consumers while encouraging fair international trade in food. FAS supports FSIS in food discussions in the food export market.

FSIS was established by the Secretary of Agriculture in 1981, pursuant to legislative authority contained in 5 U.S.C. 301 which permits the Secretary to issue regulations governing the USDA. Its work is carried out under the authority of the Federal Meat Inspection Act, the Poultry Products Act and the Egg Products Inspection Act. (www.fsis.usda.gov).

As GeneThera enters the validation phase for each of the assays under development, a simultaneous review of outcomes and efficacy will be coordinated with the USDA. When GeneThera has completed development of an assay or vaccine, it presents the test and product to the USDA for validation. The USDA will either select an independent laboratory to reproduce and confirm the results or use a blind blood test program. In the event a blind test is done, samples coded by the USDA will be given to GeneThera, who will verify the results and forward them to the USDA for re-verification. The validation process will generally take between 2 and 4 months, assuming the successful validation of the original assay design. In the event that the Company cannot validate the original assay design, then the process would be delayed as the Company redesigns the assay until it achieves a successful validation of such design.

EMPLOYEES

As of May 24, 2002, the Company had a total of six (6) full-time employees and one (1) consultant who devotes substantial effort on the Company's behalf. None of the employees of the Company are represented by a collective bargaining unit.

RISK FACTORS

We encounter various risks related to our business and our industry. These include the following risks.

Development Stage Company
-------------------------

We have a history of losses and may never become profitable. Our primary subsidiary, GeneThera, Inc., is a development stage company. As such, GeneThera, Inc. will continue to incur high research and development expenses and will not generate revenues until it successfully develops and markets assays. There can be no assurance that the Company will become profitable.

Government Regulation
---------------------

The Company is subject to or affected by laws and regulations that govern, among other things: (i) nutritional supplements; and (ii) testing of animals for the presence of certain diseases. The failure to comply with these laws and regulations, or to obtain applicable governmental approvals, could result in the imposition of penalties, cause delays in, or make impossible, the marketing of our products and services.

Item 2.  Description of Property
-------  -----------------------

FHNI currently leases 1,200 square feet of office space on a month-to-month basis in Miami Shores, Florida at $745.50. Our total rent expense for the year ended December 31, 2001 was $17,256.

GeneThera 's executive offices are located in Golden, Colorado. They occupy this facility under a lease, which terminates in December 31, 2005, with an option to extend the lease for an additional five years. GeneThera considers the current space adequate. Annual lease costs were $45,150 in 2001 and will rise to $63,337.00 in 2005.

Item 3.  Legal Proceedings
-------  -----------------

None

Item 4.  Submission of Matters to a Vote of Securities Holders
-------  -----------------------------------------------------

None

                                     PART II

Item 5.  Market Price of and Dividends on the Registrant's Common Equity and
-------  -------------------------------------------------------------------
         other Shareholder Matters.
         --------------------------

The Company Common Stock currently trades on the "pink sheets" under the symbol HBDI.OB, but is expected to resume trading on the OTC within the next several weeks. Sometime thereafter, the Company will begin trading under the new symbol GETH.OB. The following sets forth the range of high and low bid quotations for the periods indicated as reported by Bloomberg L.P. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions. The following numbers have been adjusted to reflect an eight for one reverse stock split in January 2002.

Quarter Ended                             High bid            Low bid
-------------                             --------            -------

March 31, 2000                             46.00               9.00
June 30, 2000                              22.00               4.50
September 30, 2000                         22.00               5.25
December 31, 2000                          18.00               5.25
March 31, 2001                              5.25               1.75
June 30, 2001                               5.68               1.52
September 30, 2001                          3.52               1.60
December 31, 2001                           3.2                1.12


There are no restrictions on the payment of dividends. We have paid no dividends to date and none are anticipated. As of May 24, 2002, there were approximately 425 holders of record of the Company Common Stock.

At various times prior to December 31, 2001, the former President of the Company, John Taggart, made loans to the Company in the aggregate principal amount of $15,300, which amount remained outstanding on December 31, 2001. The loans were evidenced by convertible promissory notes which convert into shares of Common Stock.

At various times prior to December 31, 2001, various third parties made loans to the Company in the aggregate principal amount of $69,500, which amount remained outstanding on December 31, 2001. The loans were evidenced by convertible promissory notes which convert into shares of Common Stock.

On January 11, 2001 the Company issued 31,248 shares (after giving effect to the reverse stock split) of Common Stock in exchange for legal serves provided by the Company's then-legal counsel.

Since January 15, 2002, the Company issued convertible promissory notes in the aggregate principal amount of Three Hundred Eighty Seven Thousand Six Hundred Dollars ($387,600) to a limited number of holders. In May, 2002, Three Hundred Fifteen Thousand Seven Hundred Dollars ($315,700) of principal under the notes converted to Common Stock at the rate of one share for each dollar of outstanding principal and accrued but unpaid interest. The Company has subscriptions for the issuance to some of the original holders of additional notes in the aggregate principal amount of One Hundred Thousand Dollars ($100,000) upon the satisfaction of certain conditions. The notes bear interest at the rate of 6% per year through the maturity date, which is January 15, 2005. The notes automatically convert into Common Stock at any time the price of the shares on an exchange close above Three Dollars ($3.00) per share for twenty
(20) consecutive trading days. In the absence of such event, each holder may elect to convert all, or a portion of the principal outstanding on his or her note. The conversion rate is one share for each dollar of outstanding principal and accrued but unpaid interest.

As part of its acquisition of GeneThera on February 25, 2002, discussed in greater detail in response to Item 1 herein, the Company will issue to the Former GTI Shareholders, in the aggregate, 8,305,950 shares of its Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

FHNI DISCUSSION AND ANALYSIS

FHNI generates revenues from two sources: (i) subscription revenue from the publication of FHNews comprises 1.4% of FHNI's revenues; and (ii) revenue from the sale of products comprises 98.6% of FHNI's revenues.

FHNI has had a long history of losses and flat to negative growth in revenues. In light of the Company's belief that the GeneThera business holds greater promise for long-term growth and value, the Company's Board of Directors will submit to the Company's shareholders for approval a proposal to enter into the FHNI Stock Sale. The FHNI Stock Sale, which is proposed on terms and conditions based upon an arm's length transaction, will reduce the Company's overall debt and permit the Company to focus its resources on the GeneThera business.

RESULTS OF OPERATIONS

Based upon the Company's planned divestiture of FHNI and the recent acquisition of GeneThera, the following discussion of FHNI's operations is not anticipated to be indicative of future operating results.

Sales for the year ended December 31, 2001 were $112,522, a 53% decrease over sales for the year ended December 31, 2000. The decrease was due to Hand Brand focusing on the pre-launch development of our direct selling program at the expense of our normal sales and marketing.

Cost of goods sold as a percentage of sales was relatively stable over the last fiscal year. Selling, general and administrative expenses decreased to $134,500 for the year ended December 31, 2001. This decrease was due primarily to lowered sales and marketing expenses, including direct selling, wholesale direct and mail campaigns.

The increase in professional fees, approximately $150,000 higher for the fiscal year ended December 31, 2001 over the prior fiscal year, is attributable to the issuance of Common Stock to the Company's prior legal counsel in lieu of the payment of legal fees.

Total assets at December 31, 2001 dropped by approximately $86,000. Approximately half of the decrease is attributable to the write-down of goodwill due to the Company's continuing losses, working capital deficiency and prior default on a note payable.

Current liabilities as of December 31, 2001 increased by approximately $84,000. This increase reflects the issuance of additional convertible notes payable to fund operations and the stretching of accounts payable to compensate for cash flow problems.

GENETHERA PLAN OF OPERATION

Background
----------

GeneThera is a development stage company (as such term is defined by the Securities and Exchange Commission ("SEC") and Generally Accepted Accounting Principles) and has had negligible revenues from operations in the last two years. As a development stage company, its research and development expenditures cannot be capitalized. Upon the divestiture of FHNI, the Company, itself, will be reclassified as a development stage company.

GeneThera plans to develop proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Mad Cow Disease, Foot and Mouth Disease, E.coli and Chronic Wasting Disease are in development.

Development Process
-------------------

The development process of such assays has six primary phases. These are: (i) the identification of the disease condition targeted and the valuation of the target market's size, penetration requirements and profit potential; (ii) the design of the assay by defining the indicators of the presence of disease and establishing internal controls; (iii) the establishment of baseline performance criteria; (iv) the defining of the assay efficacy outcomes; (v) the validation of the assay; and (vi) small scale commercialization. Assuming that an assay is validated in accordance with the original assay design, the entire scientific process for the development of such an assay through to its commercial application is approximately one year. At present, the Company is in the process of establishing baseline performance criteria (phase 3) for the assays for Chronic Wasting Disease and E.coli. For all other targeted diseases, the Company is either in the market valuation stage or in the process of designing the assay.

Business Model
--------------

GeneThera's business model has four features. First, we believe that our focus, the non-human testing market, has great profit potential without a lengthy approval or certification processes. Over the next year, the Company intends to introduce a number of individual assays for the detection of Mad Cow Disease and Chronic Wasting Disease in live animals, the detection of Johne's Disease in all ruminants, the detection of Foot and Mouth Disease and the detection of a certain type of E-coli in beef. Second, we intend to develop a modularized approach to each assay such that each assay will be standardized around a specific set of equipment using consistent laboratory procedures. This will allow for placement of individual modularized laboratories in any geographic location including existing independent labs or on-site with the end-user. Third, we believe that our planned modularized laboratory approach will provide the high volume throughput necessary for effective and cost-efficient commercial operations. Finally, GeneThera's hardware and software platform will allow for the continual collection, analysis and management of assay results over time. With the data available from this system, animal owners, feedlot managers, food producers, and veterinarians will have a comprehensive inventory of the animal's health.

 LIQUIDITY AND CAPITAL RESOURCES

Hand Brand had a cash balance of $458 as of December 31, 2001. With the acquisition of GeneThera, it is estimated that it will require outside capital of between four and five million dollars over the next two years to complete the commercialization of GeneThera's integrated assays and tests. The Company is seeking to address its capital needs in several ways discussed below. In the event that we are unable to satisfy the conditions for use of the PELC Facility, described below, or obtain additional financing for operations, we may be forced to curtail our operations. Nevertheless, at the present time, and without drawing funds from the PELC Facility, we believe we have adequate working capital for at least another ninety (90) days.

Convertible Notes
-----------------

To relieve its cash flow crisis, since January 15, 2002, the Company issued convertible promissory notes in the aggregate principal amount of Three Hundred Eighty Seven Thousand Six Hundred Dollars ($387,600) to a limited number of holders. In May, 2002, Three Hundred Fifteen Thousand Seven Hundred Dollars ($315,700) of principal under the notes converted to Common Stock at the rate of one share for each dollar of outstanding principal and accrued but unpaid interest. The Company has subscriptions for the issuance to some of the original holders of additional notes in the aggregate principal amount of One Hundred Thousand Dollars ($100,000) upon the satisfaction of certain conditions. The notes bear interest at the rate of 6% per year through the maturity date, which is January 15, 2005. The notes automatically convert into Common Stock at any time the price of the shares on an exchange close above Three Dollars ($3.00) per share for twenty (20) consecutive trading days. In the absence of such event, each holder may elect to convert all, or a portion of the principal outstanding on his or her note. The conversion rate is one share for each dollar of outstanding principal and accrued but unpaid interest.

Private Equity Line of Credit
-----------------------------

In order to provide a source of future capital for ongoing research and development of the Company's products and general working capital, on January 16, 2002, the Company and Prima Capital Growth Fund LLC (the "Investor") entered into the Private Equity Line of Credit Agreement (the "PELC Agreement"), a Registration Rights Agreement and Warrants to purchase up to 600,000 shares of the Company's Common Stock at $1.00 per share. Under the PELC Agreement, the Company may issue and sell, from time to time, shares of its Common Stock for cash consideration up to an aggregate of $30 million (the "PELC Facility"). The Company intends to use the PELC Facility to make investments in GeneThera from time to time, consistent with approved budgets and the attainment of planned milestones, to fund continuing operations.

There are many conditions that must be satisfied before the Company can avail itself of the PELC Facility. Pursuant to the requirements of the PELC Agreement, the Company must file a registration statement on Form SB-2 (the "Registration Statement") with the SEC in order to permit the Investor to resell to the public any shares that it acquires pursuant to the PELC Agreement. Commencing as of the effective date of the Registration Statement, and continuing for 36 months thereafter, the Company may from time to time at our sole discretion, and subject to certain restrictions set forth in the PELC Agreement, sell ("Put") shares of our Common Stock to the Investor at an initial purchase price equal to 87.5% of the daily volume weighted average of the price of the Common Stock for each day during the specified purchase period. A Put can be made after 10 trading days have elapsed from the date of the delivery of the last Put notice in amounts ranging from a minimum of $100,000 to a maximum of an amount equal to the 15% of the average daily prices for each of the twenty trading days immediately preceding the day the put notice has been sent by the Company to the Investor ("Put Date") multiplied by the reported daily trading volume of the Common Stock on the OTC for the 20 trading days immediately preceding the Put Date.

The maximum Put amount may be increased, and the discount to the daily volume weighted average price of the Company's Common Stock may be decreased, if the trading volume of the Common Stock exceeds certain minimum thresholds prior to the delivery of the Put notice. Other conditions to the Company's ability to Put shares of its Common Stock, and the Investor's obligation to purchase the shares include: (i) the continued effectiveness of the Registration Statement, (ii) the Company's performance and compliance with all obligations under the PELC
Agreement and the Registration Rights Agreement, (iii) no statute, rule, regulation, executive order, decree, ruling or injunction shall be in effect which prohibits or directly and adversely affects any of the transactions contemplated by the PELC Agreement, (iv) at the time of a Put, there shall have been no material adverse change in the Company's business, operations, properties, prospectus or financial conditions for the 30 days preceding the delivery date of a Put Notice, (v) the Company's Common Stock shall not have been delisted from the market on which it is then trading nor suspended from trading, and (vi) a supplement to the prospectus included in the Registration Statement, if required, shall have been filed with the SEC and sufficient copies thereof delivered to the Investor on the first trading day immediately following the delivery of the Put notice.

Pursuant to the PELC Agreement, the Company was required to pay a commitment fee of $300,000 and to file a Registration Statement relating to shares that may be Put under the PELC Facility. Until the Registration Statement becomes effective and the Company elects to Put shares to the Investor under the PELC Facility, Hand Brand has limited cash resources with which to operate. On March 4, 2002, the Investor agreed to amend the PELC Agreement to permit the payment of the commitment fee upon the earlier to occur of (i) the Company receiving $800,000 of equity financing prior to the filing of the Registration Statement; or (ii) September 15, 2002. The amendment also provided the Investor with the right, but not the obligation, to convert all or any portion of the commitment fee to shares of Common Stock based upon a value of $1.00 per share.

Item 7.  Financial Statements
-------  --------------------

The following consolidated financial statements of the Company and report of independent certified public accountants required by this item are filed herewith in this Form 10-KSB.

                          HAND BRAND DISTRIBUTION, INC.
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                          INDEX TO FINANCIAL STATEMENTS



Hand Brand Distribution, Inc.                                                                 PAGE
                                                                                              ----

Independent Auditors' Report..............................................................     12

Balance Sheets as of December 31, 2001 and 2000...........................................     13

Statements of Operations for the years ended December 31, 2001 and 2000 ..................     15

Statements of Changes In Stockholders' Equity (Deficit) for the years ended
   December 31, 2001 and  2000............................................................     16

Statements of Cash Flows for the years ended December 31, 2001 and 2000...................     17

Notes to Financial Statements.............................................................     19


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Hand Brand Distribution, Inc.
Miami, Florida

We have audited the accompanying balance sheets of Hand Brand Distribution, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Hand Brand Distribution, Inc. as of December 31, 2001 and 2000, the results of its operations, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company's working capital deficiency, recurring losses from operations, and defaults under the Company's note payable agreement raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SEWELL AND COMPANY, PA


Hollywood, Florida
March 23, 2002

                         HAND BRAND DISTRIBUTION, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                     2001                2000
                                                   ---------          ----------

                                         Assets
Current assets
     Cash                                          $     458         $    6,235
     Accounts receivable, net                          4,087              3,930
     Inventory                                        20,287             41,749
     Other current assets                               --                5,600
                                                   ----------        ----------

Total current assets                                  24,832             57,514

Property and equipment, net                           34,733             45,026

Other assets
     Deposits                                            651                651
     Goodwill and trademark, net                      35,577             78,615
     Other assets                                      2,046              1,960
                                                   ---------          ---------
                                                      38,274             81,226
                                                   ---------          ---------
                                                   $  97,839          $ 183,766
                                                   =========          =========

                         HAND BRAND DISTRIBUTION, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                                      2001               2000
                                                   ----------         ----------

                  Liabilities and Stockholders'
                  Equity (Deficit)

Current liabilities
  Bank overdraft                                   $     939         $      424
  Accounts payable and accrued expenses               83,763             53,781
  Accrued interest payable                            18,214             14,523
  Deferred income                                     10,172               -
  Notes payable                                       14,605
  Current portion, convertible notes
    payable - related party                            5,000
  Current portion, convertible notes payable         35,000             14,605
                                                   ----------         ---------

Total current liabilities                            167,693             83,333

Long term, convertible notes payable -
related party                                         10,300              5,000

Long term, convertible notes payable                  34,500             35,000

Stockholders' equity (deficit)
  Common stock $.001 per value authorized
    1,562,500 shares; issued and outstanding;
    348,588, and 317,340 shares                          349                318
  Additional paid in capital                       1,001,051            834,032
  Accumulated deficit                             (1,116,054)          (773,917)
                                                   ---------          ---------

\                                                   (114,654)            60,433
                                                   ---------          ---------

                                                   $  97,839          $ 183,766
                                                   ---------          ---------

                         HAND BRAND DISTRIBUTION, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      2001              2000
                                                   ----------         ----------
Income
     Sales net of returns                          $112,522          $ 231,053
     Cost of sales                                   65,511            131,767
                                                   ----------         ----------
Gross profit                                         47,011             99,286
     Expenses
     Sales expenses                                  11,774             35,860
     General and administrative expenses            122,828            218,524
     Printing and publications                        1,090             15,547
     Interest expense                                15,906             58,777
     Professional fees                              182,214             32,058
     Bad debt expenses                                2,006                 --
     Gain (loss) on transfer of assets                   --              4,624
     Impairment of long-lived assets                 35,577             70,291
     Depreciation and amortization                   17,753             37,285
                                                   ----------         ----------
                                                    389,148            472,966
                                                   ----------         ----------
Loss before extraordinary items                    (342,137)          (373,680)
Extraordinary items
     Gain on debt restructure (net of taxes)            --              76,588
                                                   ----------         ----------
Net loss                                          $(342,137)         $(297,092)
                                                   ==========        ===========
Earnings (loss) per share
     Loss per common share before
       extraordinary items                        $   (0.98)         $   (1.18)
     Extraordinary items                                --                0.24
                                                   ----------         ----------
     Net loss per common share                    $   (0.98)         $   (0.94)

                         HAND BRAND DISTRIBUTION, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                  Common Stock         Additional
                                                                        Paid in          Accumulated
                                                Shares       Amount     Capital           Deficit        Total
                                               -------      -------    ----------      --------------    -------

Balance December 31, 1999                      315,524     $   316     $ 742,934       $  (476,825)    $ 266,425

Private offering on January 27, 2000             1,166           1        46,499                          46,500

Issuance of shares of common stock
     for cash on June 5, 2000                      400           1         3,199                           3,200

Issuance of common stock on Oct. 25,
     2000 for consulting services rendered         250          --         2,000                           2,000

Beneficial conversion feature on notes
     payable                                                              39,400                          39,400

Net loss 2000, as restated (See Note 12)                                                  (297,092)     (297,092)

                                               -------      -------    ---------        -----------     ----------
Balance December 31, 2000                      317,338         318       834,032          (773,917)       60,433


Issuance of common stock on Jan. 11,
     2001 for legal services rendered           31,250          31       156,219                         156,250

Beneficial conversion feature on notes
     payable                                                              10,800                          10,800

Net loss 2001                                                                             (342,137)     (342,137)
                                              --------     --------  -----------       ------------    -----------

Balance December 31, 2001                      348,588     $   349   $ 1,001,051       $(1,116,054)    $(114,654)
                                              ========     ========  ===========       ============    ==========

                       See notes to financial statements.

                         HAND BRAND DISTRIBUTION, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                          2001            2000
                                                      ---------         --------
Cash flows from operating activities:
     Net loss                                        $(342,137)       $(297,092)
                                                      ---------         --------
     Adjustments to reconcile net loss
       to net cash provided by operating
       activities
       Depreciation and amortization                    17,753           37,285
       Bad debt expenses                                 2,006              --
       Stock based compensation                        156,250            2,000
       Gain on transfer of asset                           --             4,623
       Gain on debt restructure                            --           (76,588)
       Impairment of long lived assets                  35,577              --
       Beneficial conversion feature                    10,800           39,400
       (Increase) decrease in amounts receivable        (2,162)           8,044
       (Increase) decrease in inventories               21,463          119,378
       (Increase) decrease in other assets               5,514            8,086
       Increase (decrease) in accounts payable
           and accrued liabilities                      29,557           35,525
       Increase (decrease) in deferred income           10,172              --
       Increase (decrease) in accrued interest
         payable                                         3,691           14,523
                                                      ---------         --------

       Total adjustments                               290,621          192,276
                                                      ---------         --------

   Net cash used in operating activities               (51,516)        (104,816)
                                                      ---------         --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                  --            49,700
   Bank overdraft                                          939              424
   Proceeds from issuance of convertible
       notes payable                                    44,800           40,000
   Principal payment on long-term debt                     --            (3,143)
                                                      ---------         --------

Net cash provided by financing activities               45,739           86,981
                                                      ---------        ---------
Net increase (decrease) in cash and cash
  equivalents                                           (5,777)         (17,835)
Cash and cash equivalents, beginning of year             6,235           24,070
                                                      ---------         --------
Cash and cash equivalents, end of year                     458            6,235
                                                      =========        =========

                          HAND BRAND DISTRIBUTION, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                         2001             2000
                                                       ---------        --------
Supplemental disclosures of cash flow information:
Cash paid during the period for:

     Interest expenses                                 $  1,415        $  4,854
                                                       --------         --------


Stockholders' equity note:

On October 25, 2000, the Company issued 250 shares of common stock in exchange for consulting services valued at the trading price on the date of the grant.

On January 11, 2001, the Company issued 31,248 shares of common stock in exchange for legal services valued at the trading price on the date of the grant.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hand Brand Distribution, Inc. ("the Company") was incorporated in November 1995, under the laws of the State of Florida for the purpose of developing and marketing nutritional supplements, cleaning and hygiene products. It also publishes a news catalog to market its products.

Accounting Estimates
--------------------
The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the period presented. Actual results could differ from these estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all cash and cash equivalents highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory
---------
The inventory of the Company is recorded at the lower of cost or market (average cost method) and includes nutritional supplements, and cleaning and hygiene products.

Accounts Receivable
-------------------
Accounts receivable are stated at the face amount net of allowance for doubtful accounts. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. A provision for doubtful accounts has been established to reflect an allowance for uncollectible amounts. Bad debt allowance for the years ended December 31, 2001 and 2000 was $2,649 and $643, respectively.

Property and Equipment and Depreciation
---------------------------------------
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives ranging from 5 to 10 years.

Amortization
------------
Amortization   of   trademarks   and  goodwill  is   determined   utilizing  the
straight-line method based generally on the estimated useful lives of the intangibles as follows:

         Trademarks                                                   15 years
         Goodwill                                                     15 years

Long Lived Assets
-----------------
The Company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue Recognition
-------------------
The Company's products are manufactured to specific customer orders, and revenues are recognized when the products are shipped. Revenue is reduced for estimated customer returns and allowances.

The Company publishes a catalog of its products for mail order marketing, which includes articles on the health benefits of its product. Subscriptions are for two-year periods, and revenue is recorded as a liability and recognized over the subscription period. The amount of the subscription revenue was not material in any year.

Advertising
-----------
Advertising costs are charged to operations when incurred. There were no advertising costs during 2001, and 2000.

Stock Options
-------------
The Company elected to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations, and accounts for stock options and warrants issued to non-employees in accordance with SFAS 123.

Accounting Pronouncements
-------------------------
Statement No. 141 Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142 Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounting Pronouncements - continued
-------------------------
In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 will not have a material effect on the Company's financial position, results of operations or liquidity.

Basic Earnings (Loss) per Share
-------------------------------
Basic  earnings  (loss) per share for each year is computed  by dividing  income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:

                                                         2001             2000
                                                        ------          --------
         Basic weighted and dilutive average
           number of shares outstanding                 347,646          316,875

In connection with the convertible notes payable, 31,375 shares of common stock, after stock split, may be issued. At December 31, 2001 and 2000, no common stock equivalent was used, since the effect was anti-dilutive to compute dilutive earnings per share due to the net loss of the Company. (See Notes 7 & 8)

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 2   CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to ($939) at December 31, 2001, and two financial institutions totaling $5,811 at December 31, 2000, which was insured for up to $100,000 per financial institution by the U.S. Federal Deposit Insurance Corporation (FDIC).


NOTE 3   INVENTORIES

At December 31, 2001 and 2000, inventories, stated at the lower of cost or market (average cost method) consisted of the following:

                                                     2001                2000
                                                   -------             --------

         Finished goods                          $  20,287           $  41,749


NOTE 4   PROPERTY AND EQUIPMENT

Fixed assets at December 31, 2001 and 2000 consisted of the following:

                                                  2001          2000
                                                --------      --------

         Furniture and fixtures                 $ 57,837      $ 57,837
         Computers and software                   18,906        18,906
         Equipment                                 5,414         5,414
                                                --------      --------

                                                  82,157        82,157
         Less accumulated depreciation           (47,424)      (37,131)
                                                --------      --------

         Total                                  $ 34,733      $ 45,026
                                                ========      ========


Depreciation expense for the years ended December 31, 2001 and 2000 was $10,293 and $22,436, respectively. Equipment in the amount of $68,538, net of accumulated depreciation of $44,127, was returned as payment of note payable on November 30, 2000. (See Note 11)

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 5   INTANGIBLE ASSETS

At December 31, 2001 and 2000, intangible assets are summarized by major classification as follows:

                                               2001            2000
                                            ---------        ---------

         Trademark                          $   9,231        $  12,500
         Goodwill                              67,100           99,408
                                            ---------        ---------
                                               76,331          111,908
         Less:
            Accumulated
            amortization                      (40,754)         (33,293)
                                            ---------        ---------

                                            $  35,577        $  78,615
                                            =========        =========



The goodwill represents the excess of the cost over the fair value of net assets of an acquired business.

Amortization expense for the years ended December 31, 2001 and 2000 was $7,460, and $14,849, respectively.

At December 31, 2001, the Company recognized an estimated asset impairment of $35,577. At December 31, 2000, the Company recognized an asset impairment of $70,291, net of accumulated depreciation of $24,840. (See Note 6)


NOTE 6   ASSET IMPAIRMENT LOSS

In accordance with SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed, the Company recorded an impairment loss on the long-lived assets of its Lifetime business. Due to the Company's continuing losses from operations, working capital deficiency, and default on a note payable, on December 31, 2001, the Company recognizes an estimated asset impairment loss of $35,577. This loss represents 50% of the net carrying value of the trademark and goodwill. At December 31, 2000, due to underpayment of the note payable, the creditor repossessed all of the equipment and inventory related to its water filter business, (See Note 11). Accordingly, on December 31, 2000, the Company recognized an asset impairment loss of $70,291. This loss represents the carrying value of the goodwill related to those assets repossessed. (See Note 5)

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 7   NOTES PAYABLE

At December 31, 2001 and 2000, notes payable consisted of the following:

                                                         2001            2000
                                                      ---------       ---------
7% note  payable  guaranteed  jointly  by the
Company  and its  President;  due in  monthly
installments    of    $2,902.73,    including
interest;  beginning January 1st, 1999 for 10
years.  Due to  underpayment  of the  monthly
installment,   on  November  30,  2000,   the
creditor repossessed all of the equipment and
inventory   related   to  the  water   filter
business.  The  remaining  balance  is due on
demand. (See Note 11)                                 $  14,605       $  14,605

Less current portion                                    (14,605)        (14,605)
                                                      ---------       ---------

Total long-term notes payable                         $       0       $       0
                                                      =========       =========

NOTE 8   CONVERTIBLE NOTES PAYABLE
                                                         2001           2000
                                                      ---------       ---------
Related Party
-------------
Note payable to stockholder  with interest at
6%,  due  November  13,  2002;   callable  at
borrower's  option and convertible into 1,250
shares of common stock. On November 13, 2000,
the  Company   recorded  the  excess  of  the
aggregate fair value of the  instrument  with
beneficial  conversion  features at $4,700 as
interest expense. As of the date of the audit
report,  the option to convert into shares of
common stock was not exercised.                       $   5,000       $   5,000

Note payable to stockholder  with interest at
6%,   due  March  12,   2003;   callable   at
borrower's  option and convertible into 1,000
shares of common stock. As of the date of the
audit  report,  the  option to  convert  into
shares of common stock was not exercised.                 4,000               0

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 8   CONVERTIBLE NOTES PAYABLE - CONTINUED

                                                         2001           2000
                                                      ---------       ---------

Related Party
-------------
Note payable to stockholder  with interest at
6%  due  April  17,  2003;  callable  at  the
borrower's  option and convertible into 3,750
shares of common  stock.  On April 17,  2001,
the  Company   recorded  the  excess  of  the
aggregate fair value of the  instrument  with
beneficial  conversion  features at $3,000 as
interest expense. As of the date of the audit
report,  the option to convert into shares of
common stock was not exercised.                       $   3,000       $       0
                                                      ---------       ---------
Note payable to stockholder  with interest at
6%  due  May  24,   2003;   callable  at  the
borrower's  option and convertible into 7,000
shares of common stock.  On May 24, 2001, the
Company  recorded the excess of the aggregate
fair value of the instrument  with beneficial
conversion  features  at $2,800  as  interest
expense.  As of the date of the audit report,
the option to convert  into  shares of common
stock was not exercised.                                  2,800               0

Note payable to stockholder  with interest at
6%  due  June  25,  2003;   callable  at  the
borrower's  option and  convertible  into 625
shares of common stock. On June 25, 2001, the
Company  recorded the excess of the aggregate
fair value of the instrument  with beneficial
conversion   features  at  $500  as  interest
expense. As of the date of the audit report, the option to convert into shares of common stock was not exercised.

                                                            500               0
                                                      ---------       ---------

                                                         15,300           5,000
Less current portion                                     (5,000)              0
                                                      ---------       ---------

Total long-term convertible notes payable -
related party                                         $  10,300       $   5,000
                                                      =========       =========


Interest expense for the years ended December 31, 2001 and 2000, was $7,032 and $4,740, respectively.

Minimum future notes payable to related party are as follows:

                  2002                                               $    5,000
                  2003                                                   10,300
                  2004 and thereafter                                         0
                                                                     ----------
                                                                      $  15,300
                                                                      =========

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 8   CONVERTIBLE NOTES PAYABLE  - CONTINUED

                                                         2001           2000
                                                      ---------       ---------
Unrelated Parties
-----------------
Note payable  with  interest at 6% due May 5,
2002;  callable at the borrower's  option and
convertible   into  5,000  shares  of  common
stock. On April 5, 2000, the Company recorded
the excess of the aggregate fair value of the
instrument   with    beneficial    conversion
features at $20,000 as interest  expense.  As
of the date of the audit  report,  the option
to convert  into  shares of common  stock was
not exercised.                                       $   20,000       $  20,000


Note payable  with  interest at 6% due August
23, 2002;  callable at the borrower's  option
and  convertible  into 2,500 shares of common
stock.   On  August  23,  2000,  the  Company
recorded  the  excess of the  aggregate  fair
value  of  the  instrument   with  beneficial
conversion  features  at $10,000 as  interest
expense.  As of the date of the audit report,
the option to convert  into  shares of common
stock was not exercised.                                 10,000          10,000

Note payable with interest at 6% due November
13, 2002;  callable at the borrower's  option
and  convertible  into 1,250 shares of common
stock.  On  November  13,  2000,  the Company
recorded  the  excess of the  aggregate  fair
value  of  the  instrument   with  beneficial
conversion  features  at $4,700  as  interest
expense.  As of the date of the audit report,
the option to convert  into  shares of common
stock was not exercised.                                  5,000           5,000


Note  payable  with  interest at 6% due April
17, 2003;  callable at the borrower's  option
and  convertible  into 5,625 shares of common
stock.   On  April  17,  2001,   the  Company
recorded  the  excess of the  aggregate  fair
value  of  the  instrument   with  beneficial
conversion  features  at $4,500  as  interest
expense.  As of the date of the audit report,
the option to convert  into  shares of common
stock was not exercised.                                  4,500               0

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 8   CONVERTIBLE NOTES PAYABLE  - CONTINUED

                                                         2001            2000
                                                      ---------       ---------
Unrelated Parties
-----------------
Note payable with  interest at 6% due June 2,
2003;  callable at the borrower's  option and
convertible  into 250 shares of common stock.
As of the  date  of  the  audit  report,  the
option to convert into shares of common stock
was not exercised.                                   $    2,000       $       0

Note payable with  interest at 6% due June 4,
2003;  callable at the borrower's  option and
convertible  into 375 shares of common stock.
As of the  date  of  the  audit  report,  the
option to convert into shares of common stock
was not exercised.                                        3,000               0

Note payable with  interest at 6% due June 6,
2003;  callable at the borrower's  option and
convertible  into 125 shares of common stock.
As of the  date  of  the  audit  report,  the
option to convert into shares of common stock
was not exercised.                                        1,000               0

Note payable with  interest at 6% due June 7,
2003;  callable at the borrower's  option and
convertible  into 625 shares of common stock.
As of the  date  of  the  audit  report,  the
option to convert into shares of common stock
was not exercised.                                        5,000               0

Note payable with interest at 6% due June 18,
2003;  callable at the borrower's  option and
convertible  into 375 shares of common stock.
As of the  date  of  the  audit  report,  the
option to convert into shares of common stock
was not exercised.                                        3,000               0

Note payable  with  interest at 6% due August
31, 2003;  callable at the borrower's  option
and  convertible  into 1,250 shares of common
stock.  As of the date of the  audit  report,
the option to convert  into  shares of common
stock was not exercised.                                 10,000               0

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 8   CONVERTIBLE NOTES PAYABLE  - CONTINUED

                                                         2001            2000
                                                      ---------       ---------

Note payable with interest at 6% due December
18, 2003;  callable at the borrower's  option
and  convertible  into 375  shares  of common
stock.  As of the date of the  audit  report,
the option to convert  into  shares of common
stock was not exercised.                                  6,000               0
                                                      ---------       ---------

                                                         69,500          35,000
Less:  current portion                                  (35,000)              0
                                                      ---------       ---------

Total long-term convertible notes payable             $  34,500       $  35,000
                                                      =========       =========

Interest expense for the years ended December 31, 2001 and 2000, was $7,459 and $49,183, respectively.

Minimum future long-term notes payable are as follows:

                  2002                                               $   49,605
                  2003                                                   34,500
                  2004 and thereafter                                         0
                                                                     ----------

                                                                      $  84,105
                                                                      =========

NOTE 9   STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock
------------
On January 27, 2000, the Company issued 1,166 (as restated) shares of common stock at a price of $5.00 per share in connection with a private placement for a total amount of $46,500 in cash.

On June 5, 2000 the Company issued 400 (as restated) shares of common stock at a price of $1.00 per share for a total of $3,200 in cash.

On October 25, 2000, the Company issued 250 (as restated) shares of common stock in exchange for consulting services rendered. The value of $1.00 per share was based on the closing price on the date of the grant. Accordingly, consulting expenses of $2,000 were charged to operations.

On January 11, 2001, the Company issued 31,248 (as restated) shares of common stock in exchange for legal services rendered. The value of $0.625 per share was the closing price on the date of the grant; accordingly, legal expenses of $156,200 were charged to operations.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 10  INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2001 and 2000 of $1,123,657 and $750,470, respectively, subject to annual limitations prescribed by the Internal Revenue Code, which is available to offset future taxable income through 2021. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

Deferred taxes consist of the following:
                                                    2001         2000
                                                 ---------    ---------

           Current  taxes                        $       0    $       0

           Deferred tax assets:
               Net operating loss carryforward     230,000      156,000
           Less valuation allowance               (230,000)    (156,000)
                                                 ---------    ---------

         Net deferred tax assets                 $       0    $       0
                                                 =========    =========



The Company's tax expense differs from the "expected" tax expense for the years ended December 31, (computed by applying the Federal Corporation tax rate of 15% to loss before taxes), as follows:

                                                    2001        2000
                                                  --------    --------
         Statutory rate applied to loss before
           income taxes                           $ 56,000    $ 51,600
         State income taxes, net of federal
           income tax effect                        18,000      14,600
         Changes in valuation allowance            (74,000)    (66,200)
                                                  --------    --------

                                                  $      0    $      0
                                                  ========    ========

NOTE 11  REPOSSESSION

Due to underpayment of the monthly installments to unrelated party, on November 30, 2000, the creditor repossessed all of the equipment related to the water filter business, with a book value of $68,538, net of accumulated depreciation, with a market value of $60,000; as well as raw materials with a market value of $77,554 (cost $73,640). The balance of the note payable prior to the repossession was $228,747. The remaining balance of the note payable is $14,605. The fair market value of the equipment and inventory was based on sales of comparable items to unrelated parties at December 31, 2000. The Company recognized an extraordinary gain of $76,588 and an ordinary loss of $4,624 on the asset transfer.

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 12  PRIOR  PERIOD ADJUSTMENT

During the three months ended March 31, 2001, a change was made to the retained earnings of the Company to correct the amount of legal, interest and miscellaneous expenses reported during 2000. Accounts payable at December 31, 2000 were overstated, and paid-in capital understated. The 2000 financial statements were restated to reflect this adjustment. Subsequently, legal expenses were reduced by $9,013, interest expense was increased by $39,400, and miscellaneous expenses reduced by $7,054, for a total increase in retained earnings of $23,333.

NOTE 13  COMMITMENTS

On December 11, 2000, the Company entered into a new lease agreement for warehouse space in Miami, Florida. Monthly payments were $527 plus 6.5% sales tax through December 31, 2001. The lease was not renewed at December 31, 2001.

Since 1992, the Company has maintained a lease agreement for its main facility, renewable annually. Monthly rental payments are $700 plus 6.5% sales tax.

Total rental expense for the years ended December 31, 2001 and 2000 was $17,256 and $35,741, respectively.

NOTE 14  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2001 and 2000, the Company showed operating losses of $342,137 and $373,680, respectively. The accompanying financial statements indicate that current liability exceeds current assets by $142,861 and $25,819 for the years ended December 31, 2001 and 2000.

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

                          HAND BRAND DISTRIBUTION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 15  SUBSEQUENT EVENTS

On January 11, 2002, the board of directors voted to amend the Articles of Incorporation to authorize a 1:8 reverse stock split in its authorized, issued and outstanding shares of common stock. No fractional shares will be issued upon the reverse stock split, nor is cash intended to be distributed. Instead, any fractional share resulting from the reverse stock split will be rounded up to the nearest whole share. For financial statement presentation, the split has been retroactively applied for all periods presented.

On January 14, 2002, the board of directors voted as follows:

         a) To obtain a private equity line of credit for up to $30,000,000, in exchange for common stock and warrants, subject to stockholder approval and based upon the following terms:

                  o The purchase price for the common stock will be 87.5% of the market price determined by the weighted average market price for the purchase of the shares of common stock.

                  o The Company shall register the resale of the common stock to be acquired and the 600,000 warrants to be issued, pursuant to a registration statement to be filed with the Securities and Exchange Commission.

                  o 600,000 warrants to purchase common stock with an exercise price of $1.00 per share that will expire five years from the issue date.

                  o Commission fee of $300,000 payable on or before the earlier of:

                           i. Receipt of $800,000 in equity capital by the company, or

                           ii.      September 15, 2002

         b) To sell the assets of the Family Health News, subject to stockholder approval;

         c) To enter into convertible note agreements for up to $500,000, having a term expiring on January 15, 2005, an interest rate of 6% and a default rate of interest of 12%.

On January 23, 2002, the Company entered into stock purchase agreements with ten stockholders of GeneThera, Inc. to acquire approximately 92% of its outstanding stock in exchange for the Company's common stock. These agreements closed on February 25, 2002. For accounting purposes, the Company expects to account for the acquisition as a capital transaction and as a recapitalization of GeneThera, Inc. GeneThera, Inc. is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms, and in the future to develop recombinant DNA vaccines.

On February 25, 2002, the principal officer of the Company advised the board of directors of his resignation, effective immediately.

Item 8.  Changes in and Disagreements with Accountants on Accounting's
-------  -------------------------------------------------------------
         Disclosure
         ----------

None

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

DIRECTORS AND OFFICERS

Below are the names and biographies of our Executive Officers, Directors and Nominees for Directors as of May 24, 2002:

Name                             Age   Position
----                             ---   --------
Nicolas Wollner                  49    President and Director
Antonio Milici, M.D., PhD        46    Chairman of the Board of Directors,
                                       Chief Scientific Officer
Henry J. Boucher, Jr.            54    Director


NICOLAS WOLLNER has served as the Interim President and Director of the Company since January 2002. His term as a director expires at the next annual meeting. He has also served as President and CEO of 1919, LLC a brand identity, strategy and communications company since its founding in April 2001. 1919's various divisions offer strategic consultation through execution of complete marketing and shareholder communication programs. 1919 has offices in New York, Los Angeles and Salt Lake City. From June 1990 to March 2001, Mr. Wollner was CEO and president of Crossroads Films, one of the largest TV commercial production companies in the nation with offices in New York, Los Angeles and Chicago. He has served as Chairman of the Board of the Association of Independent Commercial Producers from 1994-1995 and Chairman of the AICP show at MoMA in 1998. Mr. Wollner was honored by Mayor Giuliani with the City's Crystal Apple Award for his contributions and commitment to business in New York City.

ANTONIO MILICI, M.D., PHD. Dr. Milici has served as the Company's Chairman and Chief Science Officer and as a Director since January 2002. His term as a Director expires at the next annual meeting. He also served as the Chief Executive Officer and Chief Science Officer of GeneThera since October 1998. From 1995 to August 1998, Dr. Milici was President and Chief Executive Officer of Genetrans, Inc., a molecular diagnostic company located in Atlanta, Georgia. Dr. Milici received his M.D. degree in Medicine and Surgery from the University of Rome, Italy in 1979. After graduating from medical school, he moved to Stanford University where he worked on his Ph.D. degree research. He received his Ph.D. degree in Experimental Hematology from the University of Rome, Italy in 1983. He was a post-doctoral fellow at both The University of Texas and Stanford University. He has published over 30 articles and abstracts.

HENRY J. BOUCHER, JR. has served as a Director of the Company since January 2002. His term as a Director expires at the next annual meeting. He received his M.S. in economics from South Dakota State University in 1972. From 1992 to June 1998, he was a Vice President of Mercer Management Consulting, a subsidiary of Marsh and McLennan, an insurance brokerage firm. Prior to joining Mercer, Mr. Boucher was a partner with the accounting firm of Coopers and Lybrand (now PriceWaterhouse Coopers). Mr. Boucher was an Arthur Andersen consulting partner from June 1998 until he joined Business Edge Solutions in July of 1999, where he was a Vice President of Insurance Industry Sales. Since January 2001, Mr. Boucher has been a principal of Mentus Consulting LLC.

It is the Board's intent to increase the size of the Board of Directors in the near future and to create an Audit Committee and a Compensation Committee comprised of certain members of the Board. Each Director is elected at the Company's Annual Meeting of Shareholders and holds office until the next Annual Meeting of Shareholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than three or more than seven Directors. Currently, we have three Director positions. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next Annual Meeting of Shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any Executive Officers or Directors of the Company. The officers of the Company devote full time to the business of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Executive Officers, Directors and 10% Shareholders to file reports regarding initial ownership and changes in ownership with the SEC. Executive Officers, Directors, and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our Executive Officers, Directors and 10% shareholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership. Based upon this information, all required forms have been filed for the fiscal year ended December 31, 2001.

Item 10.  Compensation of Directors and Executive Officers
--------  ------------------------------------------------

The following table sets forth certain summary information for the fiscal year ended December 31, 2001 concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2001. John Taggart was the only executive officer during the fiscal year ended December 31, 2001.

SUMMARY COMPENSATION TABLE

                                                                                              Long-Term Compensation
                                                                                    ----------------------------------------------
                                              Annual Compensation                          Awards                Payouts
                                    ------------------------------------------      -------------------   ------------------------

                                                                                    Restricted
                                                                   Other Annual       Stock                 LTP
                                                         Bonus     Compensation       Awards    Options   Payouts      All Other
   Name/Principal Position           Year       Salary     ($)          ($)            ($)       /SARs      ($)       Compensation
   -----------------------           ----       ------     ---          ---            ---       -----      ---       ------------
John Taggart, Chairman,              2001       $28,000    -0-          -0-            -0-        -0-       -0-           -0-
President and Chief Executive        2000       $28,000    -0-          -0-            -0-        -0-       -0-           -0-
Officer(1)                           1999       $28,000    -0-          -0-            -0-        -0-       -0-           -0-


1 Mr. Taggart served as our Chief Executive Officer for the past three years. He resigned as an officer and director on February 25, 2002.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

During the fiscal year ended December 31, 2001, no options were granted to the Executive Officer.

OPTION EXERCISES AND YEAR END VALUES

No options were exercised in the fiscal year ended December 31, 2001 by the Executive Officer who owns no options.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company entered into an employment agreement with Tony Milici, M.D., Ph.D, to serve as the Chief Executive Officer of GeneThera and Chairman of the Board of Directors and Chief Scientific Officer of the Company through December 10, 2006. In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annum plus bonuses as may be determined by the Board of Directors in its sole discretion. As part of his Employment Agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company of all his interests in any idea, concept, technique, invention or written work.

Effective February 25, 2002, the Company entered into an employment agreement with Nicolas Wollner to act as interim President of the Company. Mr. Wollner will receive $3,000.00 per month as base salary and options to purchase 50,000 shares of the Company's Common Stock at $3.50 per share, exercisable commencing on January 1, 2003, until February 24, 2007. The options do not vest until December 31, 2002 and are subject to the terms and conditions of the Stock Incentive Plan of the Company. As part of his Employment Agreement, Mr. Wollner is subject to non-disclosure and non-competition obligations and has transferred to the Company of all his interests in any idea, concept, technique, invention or written work.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
--------  ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

The following table shows, as of May 24, 2002, the Common Stock owned beneficially by (i) each of our Executive Officers, (ii) each of our current Directors, (iii) all Executive Officers and Directors as a group, (iv) each person known by us to be the beneficial owner of more than five percent of our Common Stock, and (v) on a pro forma basis to give effect to the Company's commitment to issue approximately 8,305,950 shares of its Common Stock to the Former GTI Shareholders, in connection with the acquisition of GeneThera.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you beneficially own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have the right to acquire it within 60 days (or share the power to vote the stock, or sell it). Except as disclosed in the footnotes below, each of the Executive Officers and Directors listed have sole voting and investment power over his shares. As of May 24, 2002, there were 664,299 shares of Common Stock issued and outstanding and approximately 425 holders of record.



                                                          Shares
                                                       Beneficially                    Percent of
     Name(1)                  Current Title               Owned                           Class
-------------------------     ---------------     ---------------------------     ---------------------------
                                                   Actual        Proforma(2)       Actual        Proforma(2)
                                                   ------        --------          ------        ---------
Nicolas Wollner               President/             0            440,000(3)           0            4.6%
                              Director

Antonio Milici, M.D.          Chairman/              0           4,815,000(4)          0           50.5%
                              Director/Chief
                              Scientific
                              Officer

Henry J. Boucher, Jr.         Director               0           2,477,500(5)          0           25.9%

John M. Taggart(6)                                107,000         107,000            16.2           1.2%

Vantage Holdings I, LLC                              0           1,073,148(7)           0          11.3%

Madison 2B Holdings LLC(8)                        255,700         255,700            38.5           2.8%

All Current Officers,                                0           5,415,000              0          56.8%
Directors as a Group
(three persons)


1 Unless otherwise specifically noted below, all addresses are care of the Company at 900 Broadway, Suite 1002, New York, New York 10003.

2 Based on 9,526,449 shares outstanding following the effectiveness of the Company shareholders approving an amendment to the Articles of Incorporation to increase the number of authorized shares ("Proposal 1") and/or approving the reincorporation of the Company in Delaware with such increased number of authorized shares ("Proposal 2"). At such time, the Company will issue an additional 8,305,950 shares to the Former GTI Shareholders.

3 Represents shares to be issued upon the effective time of Proposal 1 and or Proposal 2 and options to purchase 50,000 shares pursuant to the terms of his employment agreement with the Company.

4 Represents shares to be issued upon the effective time of Proposal 1 and or Proposal 2. The shares to be held by Dr. Milici are subject to an irrevocable proxy that expires January 24, 2005 granted to Mr. Boucher (except as to the election of directors, on which Dr. Milici has the right to vote 50% of his shares). In addition, such shares are subject to a lock up agreement whereby Dr. Milici may not transfer his shares until January 23, 2005 without the approval of Vantage Holdings I, LLC. Also, such shares include 180,000 shares owned by his wife for which he disclaims beneficial ownership.

5 Represents shares to be issued upon the effective time of Proposal 1 and or Proposal 2. Also includes options to purchase up to 40,000 shares of Common Stock at the fair market value on the date of grant as consideration for his role as a Non-Employee Director pursuant to the 2002 Hand Brand Stock Incentive Plan. Also includes 2,317,500 shares of Common Stock owned by Antonio Milici, M.D., which Mr. Boucher has the right to vote pursuant to an irrevocable proxy that expires January 24, 2005.

6 Mr. Taggart resigned as an officer and director of the Company on February 25, 2002. Mr. Taggart's address is 6293 S.W. 32nd St., Miami, Florida 33130.

7 The address for Vantage is 6535 Parkview Drive, Suite F, Boca Raton, Florida 33433. The share figure includes 25,000 shares to be acquired by Vantage from Hand Brand stockholders by July 14, 2002 pursuant to executed stock purchase agreements. Additionally, shareholders owning an aggregate of 5,940,000 shares of Company Common Stock have entered into lock-up agreements whereby they have agreed not to transfer their respective shares until January 23, 2005, without the prior approval of Vantage. Such 5,940,000 shares are not included in the number of shares reflecting Vantage's pro forma beneficial ownership.

8 The address for Madison 2B Holdings LLC is 11575 Heron Bay Blvd., Coral Springs, Florida 33076.

Item 12.  Certain Relationships and Related Party Transactions
--------  ----------------------------------------------------

At various times prior to December 31, 2001, the former President of the Company, John Taggart, made loans to the Company in the aggregate principal amount of $15,300, which amount remained outstanding on December 31, 2001. The loans were evidenced by convertible promissory notes which convert into shares of Common Stock.

Our Board of Directors recommends and considers it to be in our best interest to enter into the FHNI Stock Sale with John Taggart, our former President and a former Director. FHNI has had a long history of losses, flat to negative growth in revenues. Our Board believes that the terms and conditions of the sale of FHNI are favorable and have been negotiated on terms based on an arm's length transaction. The Board also believes that there are no potential purchasers for FHNI other than Mr. Taggart. The sale will allow the Company's management to focus on the biotech business of GeneThera, while reducing our overall debt. The Board believes the GeneThera business holds more promise for long-term growth and value than FHNI and wishes to devote the Company's resources to the development of GeneThera's business.

Under the terms of the Stock Purchase Agreement with FHNI and Mr. Taggart, FHNI will be acquiring the stock of FHNI without any representations as to its underlying assets and business (which is on an "AS IS, WHERE IS" basis). In exchange, Mr. Taggart and FHNI will assume all of the liabilities of FHNI and the Company (approximately $150,000 as of January 23, 2002), with the exception of convertible notes issued by the Company in the aggregate principal amount of $100,000 and liabilities of our subsidiary GeneThera, which will remain with the Company. The Company will also contribute $50,000 towards the liabilities assumed by FHNI and Mr. Taggart.

The FHNI Stock Sale was unanimously approved by our Board of Directors on January 25, 2002. Mr. Taggart did not participate in the discussions or voting by the Board as to the sale of FHNI.

Item 13.  Exhibits and Reports on Form 8-K
--------  --------------------------------

(a)      FINANCIAL STATEMENTS

         Reference is made to the financial statements listed on the Index to Financial Statements set forth on Page 11 of this Form 10-KSB.

(b)      EXHIBITS

         3.1.1    Articles of Incorporation filed November 8, 1995

         3.1.2 Amendment to the Articles of Incorporation filed on February 4, 1999 to effectuate a 1 for 2 reverse stock split

         3.1.3 Amendment to the Articles of Incorporation filed January 15, 2002 to effectuate a 1 for 8 reverse stock split (1)

         3.2      Bylaws

         4.1.1 Private Equity Line of Credit Agreement between the Company and the Investor dated January 16, 2002 (2)

         4.1.2 Registration Rights Agreement between the Company and the Investor dated January 16, 2002 (2)

         4.1.3 Warrant Agreement with respect to the shares underlying the Private Equity Line of Credit Agreement (2)

         4.1.4 Amendment to Private Equity Line of Credit Agreement between the Company and the Investor dated March 4, 2002 (3)

         4.2 Registration Rights Agreement between the Company and Vantage dated January 23, 2002 (2)

         4.3 Form of Convertible Notes bearing interest at the rate of 6% and maturing on January 15, 2005.

         10.1 FHNI Stock Sale Agreement between the Company, FHNI and John Taggart, as amended (3)

         10.2.1 Form of Common Stock Purchase Agreement among the Company and various original holders of the common stock of GeneThera, Inc. (2)

         10.2.2 Form of Letter Agreement between the Company and various original holders of the common stock of GeneThera, Inc.

         10.3 License Agreement between the Company and Micro Beef Technologies, Inc. dated September 24, 2001.

         10.4 Employment Agreement between Antonio Milici, M.D. and the Company dated January 23, 2002.

         10.5 Employment Agreement between Nicolas Wollner and the Company dated February 25, 2002 (2)

         21. List of registrant's subsidiaries, the state of incorporation of each and the names under which such subsidiaries do business.

-----------------

         (1) Incorporated by reference from an Exhibit to the Current Report on Form 8-K, as filed with the SEC on January 17, 2002.

         (2) Incorporated by reference from an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on March 4, 2002.

         (3)      Incorporated  by  reference  from an Exhibit to the  Company's
                  Schedule 14-C Preliminary Information Statement, as filed with the SEC on May 23, 2002.

(c)      REPORTS ON FORM 8-K

         None were filed during the period September 1, 2001 through December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAND BRAND DISTRIBUTION, INC.


By: _____________________________

Date:  June __, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/                                                  Date:  __________, 2002
---------------------------------
President (Principal Executive Officer
and Principal Financial Officer)
and Director


/s/                                                  Date: __________, 2002
---------------------------------
___________________, Director



/s/                                                  Date: __________, 2002
---------------------------------
___________________, Director