Form 10KSB/A
period 2001-12-31
HAND BRAND DISTRIBUTION INC
filed 2002-06-05
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                 FORM 10-KSB/A-1
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 per share

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                        Yes [_]           No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State the issuer's revenues for its most recent fiscal year: $112,522.

State the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of May 24, 2002 was $943,356.65.

State the number of shares outstanding as of the issuer's common stock as of May 24, 2002 was 664,299.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---


                                EXPLANATORY NOTE

This amendment is being filed in order to include the conformed signatures which were omitted from the signature page to the 10-KSB filed on behalf of Hand Brand Distribution, Inc. on June 4, 2002.


                           SIGNATURES (To Form 10-KSB)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HAND BRAND DISTRIBUTION, INC.


By: /s/ Nicolas Wollner                               Date: June 3, 2002
    ----------------------------------
    Nicolas Wollner, President
    (Principal Executive Officer and
    Principal Financial Officer) and
    Director

     Pursuant to the requirements of the Securities Exchange Act or 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Nicolas Wollner                                   Date: June 3, 2002
--------------------------------------
Nicolas Wollner, President,
(Principal Executive Officer and
Principal Financial Officer) and Director


/s/ Henry J. Boucher, Jr.                             Date: June 3, 2002
--------------------------------------
Henry J. Boucher, Jr., Director


--------------------------------------                Date:
Tony Milici, M.D., Director

                         SIGNATURES (To Form 10-KSB/A-1)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 4, 2002                           HAND BRAND DISTRIBUTION, INC.


                                       By: /s/ Nicolas Wollner
                                           -------------------------------------
                                           Nicolas Wollner, President
                                           (Principal Executive Officer and
                                           Principal Financial Officer)