Form 10QSB
period 2002-03-31
HAND BRAND DISTRIBUTION INC
filed 2002-06-14
CIK 1017110

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -------------------------


                                   FORM 10-QSB

[x] Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                            -------------------------


                         Commission file number 0-27237

                          HAND BRAND DISTRIBUTION, INC.
        (Exact name of small business issuer as specified in its charter)


                    FLORIDA                          66-0622463
             (State of Incorporation)            (IRS Employer ID No.)


                  900 BROADWAY, SUITE 1002, NEW YORK, NY 10003
                    (Address of principal executive offices)

                                 (212) 228-7556
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Common Stock, par value $.001 per share, 664,299 outstanding as of June 10, 2002

    Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                        HAND BRAND, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX
                                                                                                        Page Number
                                                                                                        -----------
PART I.   FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.............................................................         3

                  CONSOLIDATED BALANCE SHEET (UNAUDITED) - MARCH 31, 2002 .........................         3

                  CONSOLIDATED  STATEMENTS OF OPERATIONS (UNAUDITED) - THREE
                     MONTHS ENDED MARCH 31, 2002 AND 2001..........................................         4

                  CONSOLIDATED  STATEMENTS  OF CHANGES IN STOCKHOLDERS' DEFICIT
                     (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2002 AND 2001......................         5

                  CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE
                    MONTHS ENDED MARCH 31, 2002 AND 2001...........................................         8

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................         10

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................         19

PART II.   OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS................................................................         25

ITEM 2.           CHANGES IN SECURITIES............................................................         25

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES..................................................         26

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................         26

ITEM 5.           OTHER INFORMATION................................................................         26

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.................................................         26

SIGNATURE

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2002



                                     Assets

Current assets
  Cash                                                              $    24,944
  Accounts receivable, net                                                3,634
  Inventory                                                              14,875
                                                                    -----------
Total current assets                                                     43,453

Property and equipment, net                                             106,645

Other assets
  Deposits                                                                5,929
  Goodwill and trademark, net                                            34,665
  Deferred cost                                                         300,000
  Other assets                                                           32,067
                                                                    -----------
                                                                        372,661
                                                                    -----------

                                                                    $   522,759
                                                                    ===========

                      Liabilities and Stockholders' Deficit

Current liabilities
  Bank overdraft                                                          2,882
  Accounts payable                                                      420,544
  Accrued expenses                                                      132,968
  Deferred income                                                         8,865
  Loan payable                                                           50,000
  Note payable                                                           35,279
                                                                    -----------
Total current liabilities                                               650,538

Long term convertible notes payable - related party                      12,000
Long term convertible notes payable                                     177,310

Minority interest in consolidated subsidiary                            254,560

Stockholders' deficit
  Common stock $.001 par value, authorized 1,562,500 shares;
    issued 8,654,538 shares; and outstanding 348,588 shares              17,309
  Additional paid in capital                                          1,790,353
  Accumulated deficit                                                (2,379,310)
                                                                    -----------
                                                                       (571,648)
                                                                    -----------

                                                                    $   522,759
                                                                    ===========

                       See notes to financial statements.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                          2002         2001
                                                       ---------    ---------

Income
  Sales net of returns                                   $  18,223    $      --
  Research fees                                              5,000       31,346
                                                         ---------    ---------
                                                            23,223       31,346
  Cost of sales                                             (7,085)          --
                                                         ---------    ---------

Gross profit                                                16,138       31,346
                                                         ---------    ---------
Expenses
  General and administrative expenses                       46,320       23,542
  Sales expenses                                             5,031           --
  Lab expenses                                               2,814       10,565
  Insurance                                                  3,032        2,731
  Consulting                                                20,684       41,237
  Professional fees                                         50,000           --
  Salaries                                                  94,168       48,750
  Lease expense                                             57,067       17,036
  Depreciation and amortization                              8,186        4,453
                                                         ---------    ---------

                                                           287,302      148,314
                                                         ---------    ---------

Loss from operations                                      (271,164)    (116,968)

Other income (expenses)
  Other income                                                 304       13,342
  Interest expense                                         (15,163)        (609)
                                                         ---------    ---------

Net loss from operations                                  (286,023)    (104,235)

Minority interest in loss of consolidated subsidiary        17,840           --
                                                         ---------    ---------

Net loss                                                 $(268,183)   $(104,235)
                                                         =========    =========

Loss per common share                                    $   (0.04)   $   (0.41)


                       See notes to financial statements.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002


                                                                  COMMON STOCK             PAID IN       ACCUMULATED
                                                              SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                                                            -----------    -----------    -----------    -----------    -----------
Issuance of common stock to founders for consulting
  services rendered at an aggregate of $36,000                1,260,000    $     2,520    $    33,480    $        --    $    36,000

Issuance of common stock in exchange for equipment
  supplies and cash                                             300,000            600         99,400             --        100,000

Issuance of common stock according to a contract for
  computer services and financing                               180,000            360         59,640             --         60,000

Issuance of common stock in exchange for cash                    15,000             30          4,970             --          5,000

Issuance of common stock in exchange for leased
  equipment of which the Company will retain ownership
  at the end of the lease                                       211,200            422         69,978             --         70,400

Net loss 1999                                                        --             --             --       (154,750)      (154,750)
                                                            -----------    -----------    -----------    -----------    -----------

Balance December 31, 1999                                     1,966,200          3,932        267,468       (154,750)       116,650

Issuance of common stock in exchange for consulting
  services rendered                                              75,000            150         24,850             --         25,000
                                                            -----------    -----------    -----------    -----------    -----------

                              sub-total                       2,041,200    $     4,082    $   292,318    $  (154,750)   $   141,650

                       See notes to financial statements.



                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



                                                                  COMMON STOCK             PAID IN       ACCUMULATED
                                                              SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                                                            -----------    -----------    -----------    -----------    -----------
                              sub-total                       2,041,200    $     4,082    $   292,318    $  (154,750)   $   141,650

Issuance of common stock in exchange for an agreement
  for management and financing for $80,000                      600,000          1,200        198,800             --        200,000

Issuance of common stock in exchange for a consulting
  agreement                                                      30,000             60         11,940             --         12,000

Net loss 2000                                                        --             --             --       (386,659)      (386,659)
                                                            -----------    -----------    -----------    -----------    -----------

Balance December 31, 2000                                     2,671,200          5,342        503,058       (541,409)       (33,009)

Issuance of common stock to an officer in lieu of salary      3,375,000          6,750        233,250             --        240,000

Issuance of common stock to an employee in lieu of salary       180,000            360         59,640             --         60,000

Issuance of common stock to an employee in lieu of salary        45,000             90         14,910             --         15,000

Issuance of common stock in exchange for an agreement
  for management and financing for $25,000                      180,000            360         59,640             --         60,000

Issuance of common stock in exchange for consulting
  services                                                      300,000            600         99,400             --        100,000

Net loss 2001                                                        --             --             --       (453,664)      (453,664)
                                                            -----------    -----------    -----------    -----------    -----------

Balance December 31, 2001                                     6,751,200    $    13,502    $   969,898    $  (995,073)   $   (11,673)


                       See notes to financial statements.



                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



                                                                  COMMON STOCK             PAID IN       ACCUMULATED
                                                              SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                                                            -----------    -----------    -----------    -----------    -----------
                              sub-total                       6,751,200    $    13,502    $   969,898    $  (995,073)   $   (11,673)

Issuance of common stock in exchange for cash                 2,365,950          4,732         78,530             --         83,262

Recapitalization  on February 25, 2002                          348,588            697      1,000,703     (1,116,054)      (114,654)

Minority interest                                              (811,200)        (1,622)      (270,778)            --       (272,400)

Beneficial conversion feature on notes payable                       --             --         12,000             --         12,000

Net loss March 31, 2002                                              --             --             --       (268,183)      (268,183)
                                                            -----------    -----------    -----------    -----------    -----------

Balance March 31, 2002                                        8,654,538    $    17,309    $ 1,790,353    $(2,379,310)   $  (571,648)
                                                            ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements.

             HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                    THREE MONTHS ENDED MARCH 31,
                                                         2002          2001
                                                       ---------    ---------

Cash flows from operating activities:
  Net loss                                             $(268,183)   $(104,235)
                                                       ---------    ---------

  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                          8,186        4,453
    Compensation in exchange for common stock                 --       73,223
    (Increase) decrease in accounts receivable            (3,634)          --
    (Increase) decrease in inventory                     (14,875)          --
    (Increase) decrease in prepaid expenses                   --      (90,000)
    (Increase) decrease in other assets                 (257,446)      (8,987)
    Increase (decrease) in accounts payable
      and accrued liabilities                            391,350      119,409
    Increase (decrease) in deferred income                 8,864           --
                                                       ---------    ---------

    Total adjustments                                    132,445       98,098
                                                       ---------    ---------

  Net cash used in operating activities                 (135,737)      (6,137)
                                                       ---------    ---------

Cash flows from financing activities:
  Bank overdraft                                           2,882          209
  Proceeds from issuance of common stock                  83,262
  Proceeds from loans payable                             70,910        5,000
                                                       ---------    ---------

  Net cash provided by financing activities              157,054        5,209
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents      21,317         (929)

Cash and cash equivalents, beginning of year               1,148          947
                                                       ---------    ---------

Cash and cash equivalents, end of year                 $  22,465    $      18
                                                       =========    =========


Supplemental disclosures of cash flow information:
a) Cash paid during the period for:
    Interest expense                                   $   1,315    $      --
                                                       ---------    ---------


                       See notes to financial statements.

             HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


b) Stockholders' equity (deficit) note:

On January 10, 2002, 788,650 shares of common stock valued at $0.105 per share were issued to an unrelated party for $83,262 in cash.

On January 11, 2002, the board of directors voted to amend the Articles of Incorporation to authorize a 1:8 reverse stock split of its authorized, issued and outstanding shares of common stock. No fractional shares were issued upon the reverse stock split, nor was cash distributed. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.

On February 25, 2002, the Company acquired GeneThera, Inc. The acquisition of GeneThera, Inc. by the Company has been treated as an acquisition of the Company by GeneThera, Inc., and a recapitalization of GeneThera, Inc. A total of 8,305,950 shares of common stock of the Company equivalent to 91% of GeneThera, Inc. will be issued as a result of the transaction. The Company expects to issue 811,200 shares of common stock during the second quarter.


                       See notes to financial statements.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2001.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2001, which are included in Form 10- KSB.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of operating results to be expected for a full year.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company. Statement No.133 as amended by Statement No. 137 and 138, Accounting for Derivative Instruments and Hedging Activities established accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 141, Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED

The Company believes that the implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations, or liquidity. Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 144 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, The Family Health News, Inc. and GeneThera, Inc. All significant inter-company balances and transactions have been eliminated.

NOTE 2   BASIC EARNINGS (LOSS) PER SHARE

Basic  earnings  (loss) per share for each year is computed  by dividing  income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at March 31, 2002 is as follows:

                  Basic weighted and dilutive average
                   number of shares outstanding                    8,174,755

The above calculation reflects the issuance of 8,305,950 shares of the Company's common stock as of February 25, 2002, in connection with the acquisition. (See Notes 14 and 16).

In connection with the convertible notes payable, 189,310 shares of common stock, may be issued. At March 31, 2002, no common stock equivalent was used, since the effect was anti-dilutive to compute dilutive earnings per share due to the net loss of the Company.

NOTE 3   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $24,944 at March 31, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 4   PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2002 consisted of the following:

                                                                  Amortization
                                                                 Period in Years

             Computer                             $     9,700           5
             Furniture and fixtures                    57,837        5-10
             Computers and software                    18,906           5
             Equipment                                  5,414          10
             Laboratory equipment                     117,486           5
                                                  -----------
                                                      209,343
             Less accumulated depreciation           (102,698)
                                                  -----------
                                                  $   106,645
                                                  ===========

On February 25, 2002, through the acquisition of GeneThera, the Company acquired computers, laboratory equipment, furniture and fixtures totaling $75,786. (See
Note 13)

Depreciation expense for the three months ended March 31, 2002 was $7,274.

NOTE 5   LOAN PAYABLE

At March 31, 2002, loan payable consisted of the following

Loan  payable  to a  unrelated  party  with no  specified  rate of  interest;  due on
demand.                                                                                          $  50,000

NOTE 6   NOTES PAYABLE

At March 31, 2002, notes payable consisted of the following:

Note payable with an interest  rate of 7% per annum,  payable in 5 payments of $1,500 and a lump sum  payment on  December 1, 2001,  guaranteed  jointly by the  GeneThera,
Inc.  and  its   President.   As  of  the  balance   sheet  date,   the  note  is  in
default.                                                                                            21,938

Note payable with an interest rate of 14% per annum,  payable  principal and interest on  August  31,  2001,  unsecured.  As of the  balance  sheet  date,  the  note is in
default.                                                                                            13,341
                                                                                                 ---------
                                                                                                    35,279
Less current portion                                                                               (35,279)
                                                                                                 ---------

Total long-term notes payable                                                                    $       0
                                                                                                 =========

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 7   CONVERTIBLE NOTES PAYABLE

At March 31, 2002, convertible notes payable consisted of the following:

Related Party
-------------
Note payable to  stockholder  with interest at 6% due February 20, 2004;  callable at the  borrower's  option  and  convertible  into  12,000  shares of common  stock.  On
February 25, 2002,  the Company  recorded the excess of the  aggregate  fair value of the note with beneficial  conversion  features,  at $12,000 as interest  expense.  As of the balance  sheet  date,  the option to convert  into shares of common  stock was
not exercised.                                                                                   $  12,000

Less current portion                                                                                    (0)
                                                                                                 ---------
Total long-term convertible notes payable - related party                                        $  12,000
                                                                                                 =========

Interest expense for the three months ended March 31, 2002 was $12,077.

Unrelated Parties
-----------------
On February 25, 2002, the following notes were renegotiated:

         o Convertible notes amounting to $84,800, with conversion rights into 31,375 shares of common stock,

         o        Note payable in the amount of $14,605, due on demand, and

         o        Note payable in the amount of $58,910, due on demand

These notes, plus accrued interest  totaling $18,995,  were converted into a new note
payable  not  to  exceed  $500,000,   with  interest  at  6%  due  January  5,  2005;
convertible  into  shares  of  common  stock  at a price  of $1.00  per  share.  Upon conversion  of the note,  all  remaining  interest  shall be paid in common  stock at
$1.00 per share.  As of the balance sheet date,  the option to convert into shares of
common stock was not exercised.                                                                  $ 177,310

Less:  current portion                                                                                  (0)
                                                                                                 ---------

Total long-term convertible notes payable                                                        $ 177,310
                                                                                                 =========

Interest expense for the three months ended March 31, 2002 was $1,772.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002


NOTE 8   EQUITY LINE OF CREDIT

On January 16, 2002, the Company entered into an agreement to obtain a private equity line of credit for up to $30,000,000, in exchange for common stock and warrants, for a period of 36 months, approved by the board of directors and based upon the following terms:

         o The purchase price for the common stock will be 87.5% of the market price determined by the weighted average market price computed for the 20 trading days following the request for the sale of the shares of common stock.

         o The Company shall register the resale of the common stock to be acquired and the 600,000 warrants to be issued, and the underlying shares of common stock pursuant to a registration statement to be filed with the Securities and Exchange Commission.

         o 600,000 warrants to purchase common stock with an exercise price of $1.00 per share that will expire five years from the issue date.

The Company agreed to pay a commission fee of $300,000, with rights to convert into shares of common stock at $1 per share on or before September 15, 2002, payable on or before the earlier of:

                  i. Receipt of $800,000 in equity capital by the company, or

                  ii.      September 15, 2002

The Company recorded the commission fee of $300,000 as Deferred cost to be amortized over a period of 36 months. As of the date of the balance sheet, the option to convert into shares of common stock was not exercised.

NOTE 9   STOCKHOLDERS' DEFICIT

Common Stock
------------
On March 5, 1999, the Company issued 420,000 shares of common stock valued at $36,000 according to an employment agreement, approved by the board of directors, to a founder for services rendered during 1999. Accordingly, consultant expense of $36,000 was charged to operations.

On March 5, 1999, 100,000 shares of common stock were issued in exchange for used equipment with a fair market value of $34,586, supplies, and other items totaling $25,414, and $40,000 in cash to an unrelated party. Accordingly, lab equipment was recorded at $34,586, supplies at $21,414, and glassware at $4,000, the market value for these items.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 9   STOCKHOLDERS' DEFICIT - CONTINUED

On April 1, 1999, according to a contract agreement to provide computer services, the Company issued 60,000 shares of common stock valued at $60,000, in exchange for computer & consulting services in the amount of $55,000, and $5,000 in cash. Accordingly, consultant expense of $55,000 was charged to operations.

On April 1, 1999, 5,000 shares of common stock valued at $1.00 per share were issued to an unrelated party for cash.

On August 3, 1999, according to a contract agreement, the Company issued 70,400 shares of common stock valued at $70,400, in exchange for leased equipment with an estimated fair market value of $70,400, of which the Company will retain ownership at the end of the lease. Accordingly, the Company recorded the equipment at $70,400.

On January 1, 2000, 25,000 shares of common stock valued at $1.00 per share were issued in exchange for services rendered. Accordingly, consultant expense of $25,000 was charged to operations.

On April 10, 2000, according to a contract agreement to provide management services, the Company issued 200,000 shares of common stock valued at $200,000, in exchange for management services in the amount of $120,000, and $80,000 in cash. Accordingly, consultant expense of $120,000 was charged to operations.

On May 15, 2000, according to a contract agreement to provide consulting services, the Company issued 10,000 shares of common stock valued at $12,000. Accordingly, consultant expense of $12,000 was charged to operations.

On February 15, 2001, the Company issued 1,125,000 shares of common stock valued at $240,000 according to an employment agreement, approved by the board of directors, to an officer in lieu of salary for services rendered during 2000 & 2001. Accordingly, salary expense of $120,000 was charged to operations at December 31, 2001 and $120,000 in 2000.

On February 15, 2001, the board of directors of the Company approved the issuance of 60,000 shares of common stock valued at $60,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $60,000 was charged to operations.

On February 15, 2001, the board of directors of the Company approved the issuance of 15,000 shares of common stock valued at $15,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $15,000 was charged to operations.

On October 1, 2001, according to a contract agreement to provide management services, the Company issued 60,000 shares of common stock valued at $60,000, in exchange for management services in the amount of $35,000, and $25,000 in cash. Accordingly, consultant expense of $35,000 was charged to operations.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 9   STOCKHOLDERS' DEFICIT - CONTINUED

On October 1, 2001, according to a contract agreement to provide consulting services, the Company issued 100,000 shares of common stock valued at $100,000. Accordingly, consultant expense of $100,000 was charged to operations.

On January 10, 2002, 788,650 shares of common stock valued at $0.105 per share were issued to an unrelated party for $83,262 in cash.

On January 11, 2002, the board of directors voted to amend the Articles of Incorporation to authorize a 1:8 reverse stock split of its authorized, issued and outstanding shares of common stock. No fractional shares were issued upon the reverse stock split, nor was cash distributed. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.

On February 25, 2002, the Company acquired GeneThera, Inc. The acquisition of GeneThera, Inc. by the Company has been treated as an acquisition of the Company by GeneThera, Inc., and a recapitalization of GeneThera, Inc. A total of 8,305,950 shares of common stock of the Company equivalent to 91% of GeneThera, Inc. were issued as a result of the transaction, subject to stockholders' approval on or before December 31, 2002 (See Notes 14 and 16). The Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year.

NOTE 10  INCOME TAXES

At March 31, 2002, the Company had useable net operating loss carryforwards of approximately $2,111,127 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $419,000 at March 31, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will be realized due to uncertainty of the Company's ability to generate future taxable income. The deferred tax asset was adjusted based on estimated use of net operating losses through December 31, 2001 to $160,000.

NOTE 11  LEASES

The Company has a lease agreement for its Florida facility, with monthly payments of $700 plus tax, renewable annually.

The Company leases office space and vehicles under non-cancelable operating leases for its Colorado facility, which have initial terms in excess of one year.

Total lease expense for the three months ended March 31, 2002 was $57,067, of which $21,289 was rental expense.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 12  COMMITMENTS

On January 14, 2002, the board of directors voted to sell the stock of the Family Health News, Inc., subject to stockholder approval.

NOTE 13  EMPLOYMENT AGREEMENTS

On January 23, 2002, the president and CEO of the GeneThera, Inc. entered into an employment agreement with Hand Brand Distribution, Inc. and its successors for a five-year period, to be effective February 25, 2002 and expiring January 24, 2007, payable $12,000 per month. The compensation committee of the board of directors will determine salary increases at the end of each year. A bonus of $18,000 was paid upon signing of the agreement. If the Company's net income is $2,000,000 or more, a bonus of two times the monthly salary will be paid to the president and CEO of GeneThera. A covenant not to compete during the term of the agreement and for a period of 24 months thereafter is included.

On February 25, 2002, the Company entered into an employment agreement with its president for one year for a total of $3,000 a month, and an additional option to purchase 50,000 shares of the Company at an option price of $3.50 per share with an exercise period from January 31, 2002 to February 24, 2007. The option becomes vested on December 31, 2002 and is subject to the terms and conditions of the Stock Incentive Plan.

NOTE 14  ACQUISITION

On January 23, 2002, the Company entered into stock purchase agreements with ten stockholders of GeneThera, Inc. to acquire approximately 91% of its outstanding stock in exchange for the Company's common stock. These agreements closed on February 25, 2002. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of GeneThera, Inc. The financial statements became those of GeneThera, Inc., with adjustments to reflect the changes in equity structure. The operations are those of GeneThera, Inc. for all periods presented, and those of Hand Brand Distribution, Inc. from the recapitalization date. The assets of Hand Brand Distribution, Inc. and GeneThera, Inc. are at historical cost as of March 31, 2002. GeneThera, Inc. was incorporated on October 5, 1998. The value of the net assets of Hand Brand Distribution, Inc. at the time of the acquisition is the same as the historical negative book value of ($114,654). For the recapitalization, equity accounts of GeneThera, Inc. have been restated, based on the ratio of exchange of 3 (three) shares of the Company for 1 (one) share of GeneThera, Inc. The Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year. Currently, the authorized shares are 1,562,500. The board of directors has approved an increase in the number of authorized shares of common stock from 1,562,500 shares to 100,000,000 shares, subject to stockholder approval. (See Note 16)

GeneThera,  Inc. is a biotechnology  company that develops  molecular assays for
the  detection  of  food  contaminating   pathogens,   veterinary  diseases  and
genetically modified organisms.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 15  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the three months ended March 31, 2002, the Company showed operating losses of $268,183. The accompanying financial statements indicate that current liability exceeds current assets by $607,085 for the three months ended March 31, 2002.

In addition, the Company is in default for payments on a note payable in the amount of $35,279, including accrued interest. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

NOTE 16  SUBSEQUENT EVENT

At the time of the closing of the acquisition of GeneThera, Inc., the Company did not have sufficient authorized shares of common stock to issue such shares. Consequently, under Florida law, the issuance of such shares would be void. In May 2002, substantially all of the former stockholders of GeneThera, Inc. agreed to accept shares of the Company's common stock immediately upon stockholders' approval to increase the number of authorized shares of common stock. If approval is not received by December 31, 2002, former GeneThera stockholders may elect to forego their rights to receive shares of the Company's common stock, and have their shares of GeneThera returned to them.

In May 2002, the note payable increased and the Company converted a portion of the note into 315,700 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

On February 25, 2002, Hand Brand Distribution, Inc. (the "Company") acquired approximately 91% of the issued and outstanding shares of capital stock of GeneThera, Inc., a Colorado corporation ("GeneThera"), which resulted in GeneThera becoming a subsidiary of the Company. Since the acquisition of GeneThera is treated as a recapitalization of GeneThera, in accordance with generally accepted accounting principles, the financial statements included with this Report present the results of GeneThera for all periods and those of the combined Company only since February 25, 2002. Furthermore, with the sale of the Company's only other operating subsidiary, Family Health News, Inc. ("FHNI"), which sale (the "FHNI Stock Sale") will close as soon as practicable following stockholder approval, a comparison of the Company's results for the quarter ended March 31, 2002 against the same period last year is not anticipated to be indicative of future operating results.

Revenues for the three-month period ended March 31, 2002 were $23,223 compared to $31,346 for the same period last year. The decrease is attributable to a reduced research fees.

General and administrative expenses doubled for the current period as compared to the prior period. The increase is primarily attributable to the consolidation of GeneThera's expenses with those of FHNI and at the parent level, which amounted to approximately $18,000.

Personnel and professional expenses (consulting and professional fees and salaries) grew by 85% from approximately $90,000 to approximately $165,000. Most of this increase relates to the development of the Company's management team following the acquisition, as well as legal fees incurred as part of such acquisition.

Lease expenses increased from approximately $17,000 to approximately $57,000. The increase reflects the inclusion of offices for each of the subsidiaries and new equipment for GeneThera that is subject to equipment leases. In addition, GeneThera relocated to larger offices to accommodate its anticipated growth.

Total assets of the Company at March 31, 2002 were $520,280. Of this amount, $300,000 relates to the deferral of a commitment fee on a $30,000,000 private equity line of credit discussed in greater detail below.

Total current liabilities at March 31, 2002 were $648,059. Of this amount, almost half ($300,000) relates to the commitment fee due for the $30,000,000 private equity line of credit. Approximately $35,000 relates to notes that are in default.

GENETHERA PLAN OF OPERATION

Background
----------

GeneThera is a development stage company and has had negligible revenues from operations in the last two years. As a development stage company, its research and development expenditures cannot be capitalized. Upon the divestiture of FHNI, the Company, itself, will be reclassified as a development stage company.

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

Business Model
--------------

GeneThera's business model has four features. First, we believe that our focus, the non-human testing market, has great profit potential without a lengthy approval or certification processes. Over the next year, the Company intends to introduce a number of individual assays for the detection of Mad Cow Disease and Chronic Wasting Disease in live animals, the detection of Johne's Disease in all ruminants, the detection of Foot and Mouth Disease and the detection of a certain type of E.coli in beef. Second, we intend to develop a modularized approach to each assay such that each assay will be standardized around a specific set of equipment using consistent laboratory procedures. This will allow for placement of individual modularized laboratories in any geographic location including existing independent labs or on-site with the end-user. Third, we believe that our planned modularized laboratory approach will provide the high volume throughput necessary for effective and cost-efficient commercial operations. Finally, GeneThera's hardware and software platform will allow for the continual collection, analysis and management of assay results over time. With the data available from this system, animal owners, feedlot managers, food producers, and veterinarians will have a comprehensive inventory of the animal's health.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $22,465 as of March 31, 2002. With the acquisition of GeneThera, it is estimated that it will require outside capital of between four and five million dollars over the next two years to complete the commercialization of GeneThera's integrated assays and tests. The Company is seeking to address its capital needs in several ways discussed below. In the event that we are unable to satisfy the conditions for use of the PELC Facility, defined below, or obtain additional financing for operations, we may be forced to curtail our operations. Nevertheless, at the present time, and without drawing funds from the PELC Facility and assuming continued forbearance by two creditors of GeneThera on defaulted notes in the approximate amount of $35,000, we believe we have adequate working capital for at least another ninety (90) days. However, our financial statements for the three-month period ended March 31, 2002 contain a going concern qualification expressing doubt regarding our ability to continue operating.

Convertible Notes
-----------------

To satisfy its immediate cash flow requirements, since January 15, 2002, the Company issued convertible promissory notes in the aggregate principal amount of Three Hundred Eighty Seven Thousand Six Hundred Dollars ($387,600) to a limited number of holders. Of this amount, approximately $177,000 was used to repay pre-existing notes that were in default, plus accrued but unpaid interest on such notes. In May, 2002, Three Hundred Fifteen Thousand Seven Hundred Dollars ($315,700) of principal and accrued interest under the notes were converted into Common Stock at the rate of one share for each dollar of outstanding principal and accrued but unpaid interest. The Company has subscriptions for the issuance to some of the original holders of additional notes in the aggregate principal amount of One Hundred Thousand Dollars ($100,000) upon the satisfaction of certain conditions. The notes bear interest at the rate of 6% per annum, payable annually, through the maturity date, which is January 15, 2005. Any principal outstanding after such maturity date shall accrue interest at the rate of 12% per annum. The notes automatically convert into Common Stock at any time the price of the shares close above Three Dollars ($3.00) per share for twenty (20) consecutive trading days on any Principal Market. Principal Markets are defined as the Nasdaq National Market, the Nasdaq Small-Cap Market, the Over-the-Counter Bulletin Board, the American Stock Exchange or the New York Stock Exchange. In the absence of such event, each holder may elect to convert all, or a portion of the principal outstanding, plus any accrued and unpaid interest, on the note of such holder. The conversion rate is one share for each dollar of outstanding principal and accrued but unpaid interest.

Private Equity Line of Credit
-----------------------------

In order to provide a source of future capital for ongoing research and development of the Company's products and general working capital, on January 16, 2002, the Company and Prima Capital Growth Fund LLC (the "Investor") entered into the Private Equity Line of Credit Agreement (the "PELC Agreement") and a Registration Rights Agreement and the Company granted warrants to the Investor to purchase up to 600,000 shares of the Company's Common Stock at $1.00 per share until January 16, 2007. Under the PELC Agreement, the Company, at its sole election, may issue and sell to the Investor, from time to time, shares of its Common Stock for cash consideration up to an aggregate of $30 million (the "PELC Facility"). The Company intends to use the PELC Facility to fund operations and to make investments, among other things, in GeneThera from time to time, consistent with approved budgets and the attainment of milestones established by the Board of Directors.

There are many conditions that must be satisfied before the Company can avail itself of the PELC Facility. Pursuant to the terms of the PELC Agreement and the Registration Rights Agreement, the Company must file a registration statement on Form SB-2 (the "Registration Statement") with the SEC in order to permit the Investor to resell to the public any shares that it acquires pursuant to the PELC Agreement. Commencing as of the effective date of the Registration Statement, and continuing for 36 months thereafter, the Company may from time to time at its sole discretion, and subject to certain restrictions set forth in the PELC Agreement, sell ("Put") shares of its Common Stock to the Investor at an initial purchase price equal to 87.5% of the daily volume weighted average of the price of the Common Stock for each day during the specified purchase period. A Put notice may be delivered 10 trading days after the closing of the immediately preceding Put, in amounts ranging from a minimum of $100,000 to a maximum of an amount equal to 15% of the average daily prices for each of the twenty trading days immediately preceding the day the Put notice has been sent by the Company to the Investor ("Put Date") multiplied by the reported daily trading volume of the Common Stock on a Principal Market for the 20 trading days immediately preceding the Put Date.

The maximum Put amount may be increased, and the discount to the daily volume weighted average price of the Company's Common Stock may be decreased, if the trading volume of the Common Stock exceeds certain minimum thresholds prior to the delivery of the Put notice. Other conditions to the Company's ability to Put shares of its Common Stock, and the Investor's obligation to purchase the shares include: (i) the continued effectiveness of the Registration Statement, (ii) the performance and compliance by the Company with all obligations under the PELC Agreement and the Registration Rights Agreement, (iii) no statute, rule, regulation, executive order, decree, ruling or injunction shall be in effect which prohibits or directly and adversely affects any of the transactions contemplated by the PELC Agreement, (iv) at the time of a Put, there shall have been no material adverse change in the Company's business, operations, properties, prospectus or financial conditions for the 30 days preceding the delivery date of a Put Notice, (v) the Company's Common Stock shall not have been delisted from the market on which it is then trading nor suspended from trading, and (vi) a supplement to the prospectus included in the Registration Statement, if required, shall have been filed with the SEC and sufficient copies thereof delivered to the Investor on the first trading day immediately following the delivery of the Put notice.

Pursuant to the PELC Agreement, the Company is required to pay a commitment fee of $300,000 plus legal fees, which amount to approximately $30,000, and to file a Registration Statement relating to shares that may be Put under the PELC Facility. Until the Registration Statement becomes effective and the Company elects to Put shares to the Investor under the PELC Facility, Hand Brand has limited cash resources with which to operate. On March 4, 2002, the Investor agreed to amend the PELC Agreement to permit the payment of the commitment fee upon the earlier to occur of (i) the Company receiving $800,000 of equity financing prior to the filing of the Registration Statement; or (ii) November 30, 2002. The amendment also provided the Investor with the right, but not the obligation, to convert all or any portion of the commitment fee to shares of Common Stock based upon a value of $1.00 per share.

FORWARD LOOKING INFORMATION

In the discussion above (and elsewhere in this report) regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company's strategic plans and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may,"
"will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project". This report contains forward-looking statements that address, among other things,

o        our financing plans,
o        regulatory environments in which we operate or plan to operate, and
o        trends affecting our financial condition or results of operations,  the
         impact  of  competition,   the  start-up  of  certain   operations  and
         acquisition opportunities.

Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation:

o The Company's ability to raise capital and to meet its obligations as they come due,
o The Company's ability to execute its business strategy in a competitive environment,
o        The Company's degree of financial leverage,
o        Risks associated with acquisitions and the integration thereof,
o        Risks associated with development stage companies,
o        Regulatory considerations,
o        The impact of competitive services and pricing,
o        The Company's ability to protect proprietary information and processes,
         including   without  limiting  the  assays  under  development  by  its subsidiary, GeneThera,
o        The Company's ability to retain key personnel, and
o Other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

On February 25, 2002, the Company acquired approximately 91% of the issued and outstanding shares of common stock of GeneThera, which resulted in GeneThera becoming a subsidiary of the Company. Pursuant to the stock purchase agreements with the former shareholders of GeneThera (the "Former GTI Shareholders"), the Company agreed to issue an aggregate of 8,305,950 shares of its shares of Common Stock to these shareholders. At the time of the closing of the acquisition of GeneThera, the Company did not have sufficient authorized shares of Common Stock to issue such shares. Consequently, under Florida Law, the issuance of such shares would be void. In May 2002, substantially all of the Former GTI Shareholders holding the approximately 91% of shares of GeneThera common stock acquired by the Company agreed to accept shares of the Company's Common Stock promptly following the effectiveness of the approval by the Company's shareholders to increase the number of authorized shares of Common Stock (the "May Amendments"). The Company intends to enter into similar agreements with the remaining Former GTI Shareholders, but there can be no assurance that it will be successful in doing so. Pursuant to the May Amendments, the Company agreed with the Former GTI Shareholders that if it does not receive approval by December 31, 2002 to increase its authorized capital, then such Former GTI Shareholders may at any time thereafter elect to forego their rights to receive shares of the Common Stock of the Company and have their shares of GeneThera returned to them. In such an event, the Company's ownership interest in GeneThera would be reduced or eliminated by any Former GTI Shareholders making such election. Such a result would likely have a material adverse effect on the Company and, when combined with the planned FHNI Stock Sale, could leave the Company with no operating business or planned business operations. We anticipate that we will acquire approximately an additional 6% of the outstanding GeneThera common stock in the near future in exchange for the issuance of (or undertaking to issue) approximately an additional 556,200 shares (based upon a three for one exchange ration) of the Company's Common Stock.

During the three month period ended March 31, 2002, the Company issued to a limited number of holders convertible promissory notes in the aggregate principal amount of One Hundred Seventy Seven Thousand Three Hundred Ten Dollars ($177,310) that was used to repay pre-existing notes that were in default, plus accrued but unpaid interest. Thereafter, the Company issued additional convertible promissory notes in the aggregate principal amount of approximately Two Hundred Ten Thousand Dollars ($210,000) for general working capital purposes. In May, 2002, Three Hundred Fifteen Thousand Seven Hundred Dollars ($315,700) of principal and accrued interest under some of the notes were converted into Common Stock at the rate of one share for each dollar of outstanding principal and accrued but unpaid interest.

Also during the quarter ended March 31, 2002, in conjunction with the PELC Agreement, the Company granted to the Investor warrants to purchase up to 600,000 shares of the Company's Common Stock at $1.00 per share until January 16, 2007.

Each of the foregoing issuances of securities was exempt from registration pursuant to Section 4(2) of the Securities Action of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default on two unsecured notes in the aggregate principal amount of approximately $35,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

                  4.1.1 PELC Agreement between the Company and the Investor dated January 16, 2002 (1)

                  4.1.2 Registration Rights Agreement between the Company and the Investor dated January 16, 2002 (1)

                  4.1.3    Warrant   Agreement   with   respect  to  the  shares
                           underlying the PELC Facility Agreement (1)

                  4.1.4 Amendment to PELC Agreement between the Company and the Investor dated March 4, 2002 (2)

                  4.2 Registration Rights Agreement between the Company and Vantage Holdings I, LLC dated January 23, 2002 (1)

                  4.3 Form of Convertible Notes bearing interest at the rate of 6% per annum and maturing on January 15, 2005
                           (3)

                  4.4. Amendment #2 to PELC Agreement between the Company and the Investor dated June 1, 2002

                  10.1 FHNI Stock Sale Agreement between the Company, FHNI and John Taggart, as amended (2)

                  10.2.1 Form of Common Stock Purchase Agreement among the Company and various original holders of the common stock of GeneThera, (1)

                  10.2.2 Form of Letter Agreement between the Company and various original holders of the common stock of GeneThera agreeing to certain terms until the Company obtains approval to increase the number of authorized shares and issue to them shares of Common Stock (3)

                  10.3 Employment Agreement between Antonio Milici M.D. and the Company dated January 23, 2002 (3)

                  10.4 Employment Agreement between Nicolas Wollner and the Company dated February 25, 2002 (1)

----------

(1) Incorporated by reference from an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on March 4, 2002.

(2) Incorporated by reference from an Exhibit to the Company's Schedule 14-C Preliminary Information Statement, as filed with the SEC on May 23, 2002.

(3) Incorporated by reference from an Exhibit to the Company's Current Report on Form 10-KSB, as filed with the SEC on June 4, 2002.

(b)      REPORTS ON FORM 8-K

         1. Form 8-K filed on January 17, 2002 and dated January 14, 2002, relating to an amendment to the Company's Articles of Incorporation to effectuate an eight for one reverse stock split.

         2. Form 8-K filed May 4, 2002 and dated January 14, 2002 relating to the acquisition of GeneThera. On June 14, 2002, the Company filed an 8-K/A to such 8-K attaching the audited financial statements of GeneThera for the fiscal year ended December 31, 2001 and pro forma consolidated financial information.

SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HAND BRAND DISTRIBUTION, INC.


Dated:  June 14, 2002                       By: /s/    Nicolas Wollner
        -------------                           ----------------------
                                                Nicolas Wollner
                                                President