Form 10QSB
period 2002-06-30
HAND BRAND DISTRIBUTION INC
filed 2002-08-19
CIK 1017110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

       [x] Quarterly Report Under to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Common Stock, par value $.001 per share, 664,299 outstanding as of August 10,
2002

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                        HAND BRAND, INC. AND SUBSIDIARIES
                                   FORM 10-QSB


                                      INDEX
                                                                                                        Page Number

PART I.          Financial Information............................................................          3

Item 1.                  Financial Statements.....................................................          3

                         Consolidated Balance Sheet (Unaudited) - June 30, 2002...................          3

                         Consolidated Statements of Operations (Unaudited) - Six
                             Months ended June 30, 2002 and 2001..................................          4

                         Consolidated Statements of Changes in Stockholders' (Deficit)
                             (Unaudited) - Six Months ended June 30, 2002
                             and 2001.............................................................          5

                         Consolidated Statements of Cash Flows (Unaudited) - Six
                             Months ended June 31, 2002 and 2001..................................          6

                         Notes to Consolidated Financial Statements                                         7 - 18

Item 2.                  Management's Discussion and Analysis or Plan of Operation................         19

Part II.                 Other Information                                                                 27

Item 1.                  Legal Proceedings........................................................         27

Item 2.                  Changes In Securities....................................................         27

Item 3.                  Defaults Upon Senior Securities..........................................         28

Item 4.                  Submission of Matters to a Vote of Security Holders......................         28

Item 5.                  Other Information........................................................         28

Item 6.                  Exhibits and Reports on Form 8-K                                                  28

                 Signature                                                                                 29

ITEM 1. FINANCIAL STATEMENTS

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2002



                                     Assets

Current assets
  Cash                                                              $     4,497
  Accounts receivable, net                                                5,517
  Inventory                                                               7,200
                                                                    -----------
Total current assets                                                     17,214

Property and equipment, net                                             227,537

Other assets
  Deposits                                                                5,929
  Goodwill and trademark, net                                            33,754
  Deferred cost                                                         275,000
  Other assets                                                           35,273
                                                                    -----------
                                                                        349,956
                                                                    -----------

                                                                    $   594,707
                                                                    ===========

                      Liabilities and Stockholders' Deficit

Current liabilities
  Bank overdraft                                                         15,324
  Accounts payable                                                      424,994
  Accrued expenses                                                      291,513
  Deferred income                                                         5,899
  Loan payable                                                           50,000
  Notes payable                                                         134,279
                                                                    -----------
Total current liabilities                                               922,009

Long term notes payable                                                  28,000
Long term convertible notes payable                                      75,600

Minority interest in consolidated subsidiary                            236,516

Stockholders' deficit
  Common stock $.001 par value, authorized 3,125,000 shares;
    issued 17,940,476 shares; and outstanding 1,328,576 shares           17,940
  Additional paid in capital                                          2,093,422
  Accumulated deficit                                                (2,778,780)
                                                                    -----------
                                                                       (667,418)
                                                                    -----------

                                                                    $   594,707
                                                                    ===========

                       See notes to financial statements.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                               2002            2001             2002              2001
                                                            ---------        ---------        ---------        ---------
Income
  Sales net of returns                                      $  16,818        $      --        $  40,041        $      --
  Research fees                                                 5,000           31,346            5,000           62,691
                                                            ---------        ---------        ---------        ---------
                                                               21,818           31,346           45,041           62,691
  Cost of sales                                                (9,865)              --          (16,950)              --
                                                            ---------        ---------        ---------        ---------

  Gross profit                                                 11,953           31,346           28,091           62,691
                                                            ---------        ---------        ---------        ---------

Expenses
  General and administrative expenses                          55,442           25,832          102,262           51,664
  Sales expenses                                                7,168               --           12,199               --
  Lab expenses                                                    275           10,646            2,588           21,291
  Insurance                                                     1,473               --            4,504               --
  Consulting                                                       --           47,936           20,684           95,872
  Professional fees                                           182,619               --          232,619               --
  Salaries                                                     74,220           49,094          168,389           98,189
  Lease expense                                                 2,120           17,036           59,187           34,072
  Depreciation and amortization                                11,553            6,000           19,740           10,453
                                                            ---------        ---------        ---------        ---------

                                                              334,870          156,544          622,172          311,541
                                                            ---------        ---------        ---------        ---------

Loss from operations                                         (322,917)        (125,198)        (594,081)        (248,850)

Other income (expenses)
  Other income                                                     --           13,341              305           26,682
  Other expenses                                               (2,296)              --           (2,297)          (2,296)
  Litigation expense                                          (75,475)              --          (75,476)         (75,475)
  Interest expense                                            (28,826)            (609)         (31,990)          (1,218)
                                                            ---------        ---------        ---------        ---------

Net loss from operations                                     (429,514)        (112,466)        (703,537)        (223,386)

Minority interest in loss of consolidated subsidiary           35,884               --           35,884               --
                                                            ---------        ---------        ---------        ---------

Net loss                                                    $(393,630)       $(112,466)       $(667,653)       $(223,386)
                                                            =========        =========        =========        =========


Loss per common share                                       $   (0.02)       $   (0.03)       $   (0.04)       $   (0.06)


                       See notes to financial statements.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

                                                                 COMMON STOCK               PAID IN           ACCUMULATED
                                                              SHARES         AMOUNT         CAPITAL       DEFICIT          TOTAL
                                                            -----------------------------------------------------------------------
Issuance of common stock to founders for consulting
  services rendered at an aggregate of $36,000                1,260,000    $     2,520    $    33,480    $        --    $    36,000

Issuance of common stock in exchange for equipment
  supplies and cash                                             300,000            600         99,400             --        100,000

Issuance of common stock according to a contract for
  computer services and financing                               180,000            360         59,640             --         60,000

Issuance of common stock in exchange for cash                    15,000             30          4,970             --          5,000

Issuance of common stock in exchange for leased
  equipment of which the Company will retain ownership
  at the end of the lease                                       211,200            422         69,978             --         70,400

Net loss 1999                                                        --             --             --       (154,750)      (154,750)
                                                            -----------------------------------------------------------------------


Balance December 31, 1999                                     1,966,200          3,932        267,468       (154,750)       116,650

Issuance of common stock in exchange for consulting
  services rendered                                              75,000            150         24,850             --         25,000

Issuance of common stock in exchange for an agreement
  for management and financing for $80,000                      600,000          1,200        198,800             --        200,000

Issuance of common stock in exchange for a consulting
  agreement                                                      30,000             60         11,940             --         12,000

Net loss 2000                                                        --             --             --       (386,659)      (386,659)
                                                            -----------------------------------------------------------------------

Balance December 31, 2000                                     2,671,200          5,342        503,058       (541,409)       (33,009)

Issuance of common stock to an officer in lieu of salary      3,375,000          6,750        233,250             --        240,000

Issuance of common stock to an employee in lieu of salary       180,000            360         59,640             --         60,000

Issuance of common stock to an employee in lieu of salary        45,000             90         14,910             --         15,000

Issuance of common stock in exchange for an agreement
  for management and financing for $25,000                      180,000            360         59,640             --         60,000

Issuance of common stock in exchange for consulting
  services                                                      300,000            600         99,400             --        100,000

Net loss 2001                                                        --             --             --       (453,664)      (453,664)
                                                            -----------------------------------------------------------------------

Balance December 31, 2001                                     6,751,200    $    13,502    $   969,898    $  (995,073)   $   (11,673)

Issuance of common stock in exchange for cash                 2,365,950          4,732         78,530             --         83,262

Recapitalization on February 25, 2002                           348,588            697      1,000,703     (1,116,054)      (114,654)

Minority interest                                              (811,200)        (1,622)      (270,778)            --       (272,400)

Issuance of shares of common stock in connection
  with convertible notes payable                                315,700            631        315,069             --        315,700

Forward Stock split 2:1                                       8,970,238             --             --             --             --

Net loss June 30, 2002                                               --             --             --       (667,653)      (667,655)
                                                            -----------------------------------------------------------------------

Balance June 30, 2002                                        17,940,476    $    17,940    $ 2,093,422    $(2,778,780)   $  (667,418)
                                                            =======================================================================


                       See notes to financial statements.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                          SIX MONTHS ENDED JUNE 30,
                                                             2002           2001
                                                          ---------       ---------
Cash flows from operating activities:
  Net loss                                                $(667,653)     $(223,386)
                                                          ---------      ---------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
Depreciation and amortization                                19,740         10,453
Compensation in exchange for common stock                        --        157,500
(Increase) decrease in accounts receivable                   (5,517)            --
(Increase) decrease in inventory                             (7,200)            --
(Increase) decrease in prepaid expenses                          --         60,000
(Increase) decrease in other assets                        (319,849)       (17,513)
Increase (decrease) in accounts payable
and accrued liabilities                                     696,967         17,603
Increase (decrease) in deferred income                        5,899             --
                                                          ---------      ---------

      Total adjustments                                     390,040        228,043
                                                          ---------      ---------

  Net cash provided by (used in) operating activities      (277,613)         4,657
                                                          ---------      ---------

Cash flows from investing activities:
  Cash payments for the purchase of lab equipment           (11,534)            --
                                                          ---------      ---------

  Net cash used in investing activities                     (11,534)            --
                                                          ---------      ---------

Cash flows from financing activities:
Bank overdraft                                               15,324             --
Principal payment on note payable                             9,000             --
Proceeds from issuance of common stock                       83,262             --
Proceeds from loans payable                                 184,910          5,000
                                                          ---------      ---------

  Net cash provided by financing activities                 292,496          5,000
                                                          ---------      ---------

Net increase (decrease) in cash and cash equivalents          3,349          9,657

Cash and cash equivalents, beginning of year                  1,148            947
                                                          ---------      ---------

Cash and cash equivalents, end of year                    $   4,497      $  10,604
                                                          =========      =========

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                                          SIX MONTHS ENDED JUNE 30,
                                                             2002           2001
                                                          ---------       ---------

Supplemental disclosures of cash flow information:
a) Cash paid during the period for:
    Interest expense                                      $   1,666      $      --
                                                          ---------      ---------


b) Stockholders' equity (deficit) note:

On January 10, 2002, 788,650 shares of common stock valued at $0.105 per share were issued to an unrelated party for $83,262 in cash.

On February 25, 2002, the Company acquired GeneThera, Inc. The acquisition of GeneThera, Inc. by the Company has been treated as an acquisition of the Company by GeneThera, Inc., and a recapitalization of GeneThera, Inc. A total of 16,611,900 (after forward stock split) shares of common stock of the Company equivalent to 91% of GeneThera, Inc. will be issued as a result of the transaction. The Company expects to issue the remaining 811,200 shares of common stock.

                       See notes to financial statements.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002



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

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2001, which are included in Form 10-KSB.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of operating results to be expected for a full year.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company. Statement No.133 as amended by Statement No. 137 and 138, Accounting for Derivative Instruments and Hedging Activities established accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 141, Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 1            UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED

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

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002


NOTE 2            BASIC EARNINGS (LOSS) PER SHARE - CONTINUED

Basic weighted average number of shares outstanding at June 30, 2002 is as follows:

             Basic weighted and dilutive average
                number of shares outstanding                         17,030,688

The above calculation reflects the issuance of 16,611,900 shares (after 2:1 forward stock split) of the Company's common stock as of February 25, 2002 in connection with the acquisition (See Notes 9, 14 & 17).

In connection with the convertible notes payable, 151,200 shares (after 2:1 forward stock split) of common stock, may be issued. At June 30, 2002, no common stock equivalent was used, since the effect was anti-dilutive to compute dilutive earnings per share due to the net loss of the Company.


NOTE 3            CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $4,497 at June 30, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.


NOTE 4            PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 consisted of the following:
                                                                  Amortization
                                                                 Period in Years
                                                                 ---------------

4                 Computer                           $     9,700           5
                  Furniture and fixtures                  57,837        5-10
                  Computers and software                  18,906           5
                  Equipment                                5,414          10

              b)  Laboratory equipment                   249,020           5
                                                     -----------
                                                         340,877
                  Less accumulated depreciation         (113,340)
                                                     -----------
                                                     $   227,537
                                                     ===========

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 4            PROPERTY AND EQUIPMENT  - CONTINUED

On February 25, 2002, through the acquisition of GeneThera, the Company acquired computers, laboratory equipment, furniture and fixtures totaling $75,786. (See
Note 14)

On June 25, 2002, GeneThera signed a promissory note to purchase laboratory equipment, as follows (See Note 6):

                  ABI 6700 Nucleic acid workstation                                $    73,470
                  ABI 7700 Real time sequence detectors & accessories                   46,530
                                                                                   -----------

                  Total purchase price                                             $   120,000
                                                                                   ===========

Depreciation expense for the six months ended June 30, 2002 was $17,916.


NOTE 5            LOAN PAYABLE

At June 30, 2002, loan payable consisted of the following:

Loan payable to a unrelated party with no specified rate of interest; due on
demand.                                                                            $    50,000
                                                                                   ===========

NOTE 6            NOTES PAYABLE

At June 30, 2002, notes payable consisted of the following:
Note payable with an interest rate of 7% per annum, payable in 5 payments of
$1,500 and a lump sum payment on December 1, 2001, guaranteed jointly by
GeneThera, Inc. and its President. As of the balance sheet date, the note is in
default.                                                                           $    21,938

Note payable with an interest rate of 14% per annum, payable principal and interest on August 31, 2001, unsecured. As of the balance sheet date, the note
is in default.                                                                          13,341

Note payable to stockholder with interest at 6% due February 20, 2004; callable
at the borrower's option.                                                               12,000


                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 6            NOTES PAYABLE  - CONTINUED

Note payable to stockholder with interest at 6% due May 22, 2004; callable at the
borrower's option.                                                                       4,000

Note payable with no interest rate, payable $9,000 per month beginning July 2,
2002, due August 2, 2003; secured by equipment. (See Note 4)                           111,000
                                                                                   -----------

                                                                                       162,279
Less current portion                                                                  (134,279)
                                                                                   -----------

Total long-term notes payable                                                      $    28,000
                                                                                   ===========


NOTE 7            CONVERTIBLE NOTES PAYABLE

Unrelated Parties
-----------------
On February 25, 2002, the following notes were renegotiated:

     o Convertible notes amounting to $84,800, with conversion rights into 1,375 shares of common stock,

     o    Note payable in the amount of $14,605, due on demand, and

     o    Note payable in the amount of $58,900, due on demand

On April 22, 2002, the following notes were renegotiated:

     o    Note payable in the amount of $14,000, due on demand

On May 10, 2002, the following notes were renegotiated:

     o    Note payable in the amount of $200,000, due on demand

These notes, plus accrued interest totaling $18,995, were converted into a new note payable not to exceed $500,000, with interest at 6% due January 5, 2005; convertible into shares of common stock at a price of $1.00 per share, subject to adjustment. Upon conversion of the note, all remaining interest shall be paid in common stock at $1.00 per share. As of the balance

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 7            CONVERTIBLE NOTES PAYABLE - CONTINUED

sheet date, the option to convert $315,700 into 315,700 shares of common stock
was exercised.                                                         $  75,600

Less:  current portion                                                       (0)
                                                                      ---------


Total long-term convertible notes payable                             $  75,600
                                                                      =========

Interest expense for the six months ended June 30, 2002 was $3,019.


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

The Company agreed to pay a commission fee of $300,000, with rights to convert into shares of common stock at $1 per share on or before September 15, 2002, payable on or before the earlier of:

          i.   Receipt of $800,000 in equity capital by the company, or

          ii.  September 15, 2002

The Company recorded the commission fee of $300,000 as deferred cost to be amortized over a period of 36 months. At June 30, 2002 the Company amortized $25,000 as interest expense. As

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 8            EQUITY LINE OF CREDIT - CONTINUED

of the date of the balance sheet, the option to convert into shares of common stock was not exercised.

NOTE 9            STOCKHOLDERS' DEFICIT

Common Stock
------------
On March 5, 1999, the Company issued 1,260,000 shares (after recapitalization - See Note 14) of common stock valued at $36,000 according to an employment agreement, approved by the board of directors, to a founder for services rendered during 1999. Accordingly, consultant expense of $36,000 was charged to operations.

On March 5, 1999, 300,000 shares (after recapitalization - See Note 14) of common stock were issued in exchange for used equipment with a fair market value of $34,586, supplies, and other items totaling $25,414, and $40,000 in cash to an unrelated party. Accordingly, lab equipment was recorded at $34,586, supplies at $21,414, and glassware at $4,000, the market value for these items.

On April 1, 1999, according to a contract agreement to provide computer services, the Company issued 180,000 shares of (after recapitalization - See
Note 14) common stock valued at $60,000, in exchange for computer & consulting services in the amount of $55,000, and $5,000 in cash. Accordingly, consultant expense of $55,000 was charged to operations.

On April 1, 1999, 15,000 shares of (after recapitalization - See Note 14) common stock valued at $1.00 per share were issued to an unrelated party for cash.

On August 3, 1999, according to a contract agreement, the Company issued 211,200 shares of (after recapitalization - See Note 14) common stock valued at $70,400, in exchange for leased equipment with an estimated fair market value of $70,400, of which the Company will retain ownership at the end of the lease. Accordingly, the Company recorded the equipment at $70,400.

On January 1, 2000, 75,000 shares (after recapitalization - See Note 14) of common stock valued at $1.00 per share were issued in exchange for services rendered. Accordingly, consultant expense of $25,000 was charged to operations.

On April 10, 2000, according to a contract agreement to provide management services, the Company issued 600,000 shares of (after recapitalization - See
Note 14) common stock valued at $200,000, in exchange for management services in the amount of $120,000, and $80,000 in cash. Accordingly, consultant expense of $120,000 was charged to operations.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 9            STOCKHOLDERS' DEFICIT - CONTINUED

On May 15, 2000, according to a contract agreement to provide consulting services, the Company issued 30,000 shares of (after recapitalization - See Note
14) common stock valued at $12,000. Accordingly, consultant expense of $12,000 was charged to operations.

On February 15, 2001, the Company issued 3,375,000 shares of (after recapitalization - See Note 14) common stock valued at $240,000 according to an employment agreement, approved by the board of directors, to an officer in lieu of salary for services rendered during 2000 & 2001. Accordingly, salary expense of $120,000 was charged to operations at December 31, 2001 and $120,000 in 2000.

On February 15, 2001, the board of directors of the Company approved the issuance of 180,000 shares of (after recapitalization - See Note 14) common stock valued at $60,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $60,000 was charged to operations.

On February 15, 2001, the board of directors of the Company approved the issuance of 45,000 shares of (after recapitalization - See Note 14) common stock valued at $15,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $15,000 was charged to operations.

On October 1, 2001, according to a contract agreement to provide management services, the Company issued 180,000 shares of (after recapitalization - See
Note 14) common stock valued at $60,000, in exchange for management services in the amount of $35,000, and $25,000 in cash. Accordingly, consultant expense of $35,000 was charged to operations.

On October 1, 2001, according to a contract agreement to provide consulting services, the Company issued 300,000 shares (after recapitalization - See Note
14) of common stock valued at $100,000. Accordingly, consultant expense of $100,000 was charged to operations.

On January 10, 2002, 2,365,950 shares (after recapitalization - See Note 14) of common stock valued at $0.105 per share were issued to an unrelated party for $83,262 in cash.

On February 25, 2002, the Company acquired GeneThera, Inc. The acquisition of GeneThera, Inc. by the Company has been treated as an acquisition of the Company by GeneThera, Inc., and

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002


NOTE 9            STOCKHOLDERS' DEFICIT - CONTINUED

a recapitalization of GeneThera, Inc. A total of 16,611,900 shares (after recapitalization - See Note 14) of common stock of the Company equivalent to 91% of GeneThera, Inc. will be issued as a result of the transaction, subject to stockholders' approval on or before December 31, 2002 (See Notes 14 & 16). In addition, the Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year.

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

In May 2002, certain holders exercised their option to convert $315,700 in convertible notes payable into 315,700 shares of common stock at $1 per share.

NOTE 10           INCOME TAXES

At June 30, 2002, the Company had useable net operating loss carryforwards of approximately $2,111,127 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $419,000 at June 30, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will not be realized due to uncertainty of the Company's ability to generate future taxable income. The deferred tax asset was adjusted based on estimated use of net operating losses through December 31, 2001 to $160,000.

NOTE 11           LEASES

The Company has a lease agreement for its Florida facility, with monthly payments of $700 plus tax, renewable annually.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 11           LEASES - CONTINUED

The Company leases office space and vehicles under non-cancelable operating leases for its Colorado facility, which have initial terms in excess of one year.

Total lease expense for the six months ended June 30, 2002 was $59,187, of which $40,127 was rental expense.

NOTE 12           COMMITMENTS

On January 14, 2002, the board of directors voted to sell the stock of The Family Health News, Inc., subject to stockholder approval.

NOTE 13           EMPLOYMENT AGREEMENTS

On January 23, 2002, the president and CEO of GeneThera, Inc. entered into an employment agreement with Hand Brand Distribution, Inc. and its successors for a five-year period, to be effective February 25, 2002 and expiring January 24, 2007, payable at $12,000 per month. The compensation committee of the board of directors will determine salary increases at the end of each year. A bonus of $18,000 was paid upon signing of the agreement. If the Company's net income is $2,000,000 or more, a bonus of two times the monthly salary will be paid to the president and CEO of GeneThera. A covenant not to compete during the term of the agreement and for a period of 24 months thereafter is included.

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

NOTE 14           ACQUISITION

On January 23, 2002, the Company entered into stock purchase agreements with ten stockholders of GeneThera, Inc. to acquire approximately 91% of its outstanding stock in exchange for the Company's common stock. These agreements closed on February 25, 2002. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of GeneThera, Inc. The financial statements became those of GeneThera, Inc., with adjustments to reflect the changes in equity structure. The operations are those of GeneThera, Inc. for all

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 14           ACQUISITION - CONTINUED

periods presented, and those of Hand Brand Distribution, Inc. from the recapitalization date. The assets of Hand Brand Distribution, Inc. and GeneThera, Inc. are at historical cost as of June 30, 2002. GeneThera, Inc. was incorporated on October 5, 1998. The value of the net assets of Hand Brand Distribution, Inc. at the time of the acquisition is the same as the historical negative book value of ($114,654). For the recapitalization, equity accounts of GeneThera, Inc. have been restated, based on the ratio of exchange of 3 (three) shares of the Company for 1 (one) share of GeneThera, Inc. The Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year. As of August 1, 2002, the authorized shares are 3,125,000 (after 2:1 forward stock split). The board of directors has approved an increase in the number of authorized shares of common stock from 3,125,000 shares (after 2:1 forward stock split) to 100,000,000 shares, subject to stockholder approval.

GeneThera, Inc. is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

NOTE 15           CONTINGENCIES & LITIGATIONS

As part of an agreement dated August 3, 1999, the Company issued 70,400 shares of common stock to an individual in exchange for leased equipment valued at $70,400, which the Company would own at the end of the lease. The individual ceased to pay the lease, and in an effort to retain the equipment, the Company paid the monthly payments. Accordingly, the Company accrued a contingency of $34,540 for future lease payments, and $61,753 as litigation expense.

In the normal course of business, GeneThera, Inc. had a dispute with a company for failing to perform services, and is pursuing damages relating to the non-performance. The Company has reserved $10,000 to resolve this matter.

The ultimate outcome of these and other matters is unknown at this time, however management has accrued an estimated liability in the amount of $48,262. In the opinion of management, the outcome will have no adverse effect on the financial statements.

NOTE 16           GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the six months ended June 30, 2002, the Company showed operating losses of $667,653. The accompanying financial statements indicate that current liabilities exceed current assets by $904,795 for the six months ended June 30, 2002.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002


NOTE 16           GOING CONCERN UNCERTAINTY - CONTINUED

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


NOTE 17           SUBSEQUENT EVENT

On July 31, 2002 the Company, by resolution of the board of directors, authorized a 2:1 forward stock split, effective August 16, 2002, and decreased the par value of the common stock to $0.001. Fractional shares will be rounded to the next whole number. For financial statement presentation, the split has been retroactively presented at June 30, 2002.

On August 19, 2002 the Company obtained a line of credit loan not to exceed one million dollars, approved by the board of directors. For each draw, the borrower will issue a convertible promissory note. The convertible promissory notes will bear a 6% interest rate per year through January 14, 2004, and 12% interest rate from January 15, 2004. The promissory note is convertible into shares of common stock of the Company at $1.40 per share, subject to adjustment (including the stock split described above).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

On February 25, 2002, Hand Brand Distribution, Inc. (the "Company") acquired approximately 91% of the issued and outstanding shares of capital stock of GeneThera, Inc., a Colorado corporation ("GeneThera"), which resulted in GeneThera becoming a subsidiary of the Company. Since the acquisition of GeneThera is treated as a recapitalization of GeneThera, in accordance with generally accepted accounting principles, the financial statements included with this Report present the results of GeneThera for all periods and those of the combined Company only since February 25, 2002. Furthermore, with the sale of the Company's only other operating subsidiary, Family Health News, Inc. ("FHNI"), which sale (the "FHNI Stock Sale") will close as soon as practicable following stockholder approval, a comparison of the Company's results for the quarter ended June 30, 2002 against the same period last year is not anticipated to be indicative of future operating results.

Revenues for the three-month period ended June 30, 2002 were $21,818 compared to $31,436 for the same period last year. The decrease is attributable to reduced research fees at GeneThera and lower sales at FHNI.

Gross profit margin declined to 54.8% due to the increase in cost of sales at FHNI.

General and administrative expenses more than doubled for the current period as compared to the prior period. The increase is primarily attributable to the consolidation of GeneThera's expenses with those of FHNI and at the parent level.

Personnel and professional expenses (consulting and professional fees and salaries) grew substantially from $49,094 to $256,839. Most of this increase relates to the development of the Company's management team following the acquisition, as well as professional and legal fees incurred as part of such acquisition and preparation of the Company's periodic and other filings with the Securities and Exchange Commission.

The increase in interest expense largely represented the $25,000 amortization of the fee payable under the Company's $30,000,000 private equity line of credit discussed in greater detail below.

The Company recorded a loss of $429,514 compared to $112,466 in the same period last year.

Total assets of the Company at June 30, 2002 were $594,707. Of this amount, $275,000 relates to the deferral of a commitment fee on the $30,000,000 private equity line of credit.

Total current liabilities at June 30, 2002 were $922,011. Of this amount, approximately one third ($275,000) relates to the commitment fee due for the $30,000,000 private equity line of credit. Short term notes payable includes a $111,000 note for the purchase of laboratory equipment. Approximately $35,000 relates to notes that are in default.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $4,497 as of June 30, 2002. With the acquisition of GeneThera, it is estimated that it will require outside capital of between four and five million dollars over the next two years for the commercialization of GeneThera's integrated assays and tests. The Company is seeking to address its capital needs in several ways discussed below, including entering into a $1,000,000 Secured Convertible Line of Credit on August 14, 2002 (as described below , the Convertible Line of Credit). In the event that we are unable to satisfy the conditions for use of the Convertible Line of Credit, the PELC Facility (defined below) or obtain additional financing for operations, we may be forced to curtail our operations. Nevertheless, at the present time, and without drawing funds from the PELC Facility, and assuming continued forbearance by two creditors of GeneThera on defaulted notes in the approximate amount of $35,279, and our continued ability to meet the borrowing conditions under the Convertible Line of Credit, we believe we have adequate working capital through December, 2002. However, our financial statements for the three-month period ended June 30, 2002 contain a going concern qualification expressing doubt regarding our ability to continue operating.

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

Convertible Line of Credit
--------------------------

On August 14, 2002 the Company entered into a $1,000,000 Convertible Line of Credit. Under the Convertible Line of Credit the Company intends to drawdown the funds in five monthly installments through November 15, 2002. The proceeds of the funding are to: (i) repay certain outstanding obligations, (ii) fund overhead, (iii) fund the later stages of development of the Company's Chronic Wasting Disease technology, and (iv) further develop the Company's technology related to E.Coli 047.H7. It is anticipated that the funds available from this facility should be sufficient to meet the Company's financial needs through December 2002. See Liquidity and Capital Resources discussion for further details.

The notes bear interest at the rate of 6% per annum, payable annually, through the maturity date, which is January 15, 2004. Any principal outstanding after such maturity date shall accrue interest at the rate of 12% per annum. The notes are convertible at the option of the holder, subject to certain conditions and adjustments, at the price of $1.40 per share. The notes automatically convert into Common Stock at any time the price of the shares close above Three Dollars ($3.00) per share for twenty (20) consecutive trading days on any Principal Market (as defined in the Convertible Notes above). The notes are collateralized by the fixed and intangible assets of the Company, such security interest to be released in the event that at least 50% of the principal amount of the Notes are converted in common shares of the Company. The Convertible Line of Credit requires the Company to be in compliance with certain conditions in order to borrow under the facility. Conditions include: maintenance of insurance coverage on the Company's assets, compliance with all regulatory requirements, preservation of the Collateral in good order and condition and other standard covenants for a borrowing of this type.

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

Forward Stock Split
-------------------

In July 2002, the Board authorized a 2:1 forward stock split, effective on August 19, 2002. Each of the presently issued and outstanding shares of the common stock of the Corporation (664,299 shares as of August 15, 2002) was divided into two (2) shares, and the Corporation's authorized shares of common stock was divided on the same basis so that our authorized common stock is now 3,125,000 shares. The conversion prices in the discussion of the Convertible Line of Credit and the PELC Agreement discussed above have not been adjusted to reflect such split.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default on two unsecured notes in the aggregate principal amount of approximately $35,279.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

                  4.1.1    Private Equity Line of Credit, dated January 12, 2002
                           (1)

                  4.1.2 Amendment to PELC Agreement between the Company and the Investor dated March 4, 2002 (1)

                  4.4 Amendment #2 to PELC Agreement between the Company and the Investor dated June 1, 2002 (2)

                  4.5 Amendment of the Articles of Incorporation regarding the 2:1 Stock Split.

                  10.1 Form of Convertible Line of Credit Agreement dated August 14, 2002, bearing interest at the rate of 6% per annum and maturing on January 15, 2004

                  99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference from an Exhibit to the Company's Schedule 14-C Preliminary Information Statement, as filed with the SEC on May 23, 2002.

(2) Incorporated by reference from an Exhibit to the Company's Current Report on Form 10-QSB, as filed with the SEC on June 14, 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HAND BRAND DISTRIBUTION, INC.

Dated:    August 18, 2002                   By:/s/ Nicolas Wollner
          ----------------                     ---------------------------
                                                Nicolas Wollner
                                                President

                                  EXHIBIT INDEX


EXHIBIT


4.5      Amendment of the Articles of Incorporation regarding the 2:1 Stock
         Split.

10.1 Form of Convertible Line of Credit Agreement dated August 14, 2002, bearing interest at the rate of 6% per annum and maturing on January 15, 2004

99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.