Form 10QSB/A
period 2002-06-30
HAND BRAND DISTRIBUTION INC
filed 2002-08-21
CIK 1017110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A-1

       [x] Quarterly Report Under to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

        [ ] Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission file number 0-27237

                          HAND BRAND DISTRIBUTION INC.
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

                                EXPLANATORY NOTE

This amendment is being filed to Part I, Items 1 and 2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed on August 19, 2002. The amendment corrects two references to the effective date of a two for one stock split by the Company (with the correct effective date being September 1, 2002), one in Note 17 of the Notes to Condensed Consolidated Financial Statements and one under the heading "Liquidity and Capital Resources
- Forward Stock Split" in Item 2. In addition, the signature page is being amended to reflect the additional signature of the Company's Vice President of Finance, as its principal financial officer.

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


NOTE 17           SUBSEQUENT EVENT


On July 31, 2002 the Company, by resolution of the board of directors, authorized a 2:1 forward stock split, effective September 2, 2002, and decreased the par value of the common stock to $0.001. Fractional shares will be rounded to the next whole number. For financial statement presentation, the split has been retroactively presented at June 30, 2002.


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

Forward Stock Split
-------------------


In July 2002, the Board authorized a 2:1 forward stock split, effective on September 2, 2002. Each of the presently issued and outstanding shares of the common stock of the Corporation (664,299 shares as of August 15, 2002) was divided into two (2) shares, and the Corporation's authorized shares of common stock was divided on the same basis so that our authorized common stock is now 3,125,000 shares. The conversion prices in the discussion of the Convertible Line of Credit and the PELC Agreement discussed above have not been adjusted to reflect such split.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


                  99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE (to Form 10-QSB)

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HAND BRAND DISTRIBUTION, INC.

Dated:    August 19, 2002                   By:/s/ Nicolas Wollner
          ----------------                     ---------------------------
                                                Nicolas Wollner
                                                President


                                            By:/s/ Tannya Irizarry
                                               ---------------------------
                                               Tannya Irizarry
                                               Vice President of Finance
                                               (Principal Financial Officer)

SIGNATURE (to Form 10-QSB/A)

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HAND BRAND DISTRIBUTION, INC.

Dated:    August 21, 2002                   By:/s/ Nicolas Wollner
          ----------------                     ---------------------------
                                                Nicolas Wollner
                                                President


                                            By:/s/ Tannya Irizarry
                                               ---------------------------
                                               Tannya Irizarry
                                               Vice President of Finance
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT

99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.