Form 10QSB
period 2002-09-30
HAND BRAND DISTRIBUTION INC
filed 2002-11-25
CIK 1017110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

[   ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange
          Act of 1934

                For the transition period           to
                                            --------  ----------


               Commission File Number           000-27237
                                         ---------------------------

                          HAND BRAND DISTRIBUTION, INC.
          --------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

Colorado                                                 66-0622463
-------------------------------                         ------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)


3930 Youngfield Street
Wheat Ridge, Colorado                              80033
---------------------------------------            ---------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code: 303-463-6371


                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,009,576 Shares of $.001 par value Common Stock outstanding as of September 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements



                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------


Consolidated Balance Sheet (Unaudited)                                   3

Consolidated Statements of Operations (Unaudited)                        5

Consolidated Statements of Changes in Stockholders'
  Equity (Deficit) (Unaudited)                                           6

Consolidated Statements of Cash Flows (Unaudited)                        9

Notes to Consolidated Financial Statements                              11

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONSOLDIATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2002


                                     Assets
                                     ------

Current assets
  Cash                                                                  $  8,459
  Accounts receivable, net                                                 5,517
  Inventory                                                                1,074
                                                                        --------
Total current assets                                                      15,050

Property and equipment, net                                              248,059

Other assets
  Deposits                                                                 5,929
  Goodwill and trademark, net                                             31,998
  Deferred cost                                                          250,000
  Other assets                                                            35,273
                                                                        --------
                                                                         323,200
                                                                        --------

                                                                        $586,309
                                                                        ========









                       See notes to financial statements.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONSOLDIATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2002



                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities
  Bank overdraft                                                    $    20,117
  Accounts payable                                                      142,957
  Accrued expenses                                                      273,449
  Deferred income                                                         5,899
  Lease payable                                                           5,593
  Loan payable                                                           50,000
  Notes payable                                                         128,279
                                                                    -----------
Total current liabilities                                               626,294

Long term  lease payable                                                 25,981
Long term notes payable                                                  16,000
Long term convertible notes payable                                     235,600

Minority interest in consolidated subsidiary                            221,234

Stockholders' deficit
  Common stock $.001 par value,
    authorized 3,125,000 shares;
    issued 18,621,476 shares; and
    outstanding 2,009,576 shares                                         18,621
Additional paid in capital                                            2,433,240
Accumulated deficit                                                  (2,990,661)
                                                                    -----------
                                                                       (538,800)
                                                                    -----------

                                                                    $   586,309
                                                                    ===========


                       See notes to financial statements.




                                   HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                          Three months ended September 30,       Nine months ended September 30,
                                               2002               2001              2002                 2001
                                            ---------          ---------          ---------          ---------
Income
  Sales net of returns                      $  14,560          $    --            $  59,601          $    --
  Research fees                                 5,000             31,346              5,000             41,794
                                            ---------          ---------          ---------          ---------
                                               19,560             31,346             64,601             41,794
  Cost of sales                                (8,143)              --              (25,093)              --
                                            ---------          ---------          ---------          ---------

Gross profit                                   11,417             31,346             39,508             41,794
                                            ---------          ---------          ---------          ---------

Expenses
  General and administrative expenses          50,197             25,832            152,959             34,442
  Sales expenses                                5,021               --               17,220               --
  Lab expenses                                 25,805             10,646             27,893             14,194
  Insurance                                     7,335               --               11,839               --
  Consulting                                     --               47,936             45,684             63,915
  Professional fees                            12,329               --              219,947
  Salaries                                     71,042             49,094            239,432            147,283
  Lease expense                                25,766             17,036             84,954             51,108
  Depreciation and amortization                12,808              6,000             32,547             16,453
                                            ---------          ---------          ---------          ---------

                                              210,303            156,544            832,475            327,395
                                            ---------          ---------          ---------          ---------

Loss from operations                         (198,886)          (125,198)          (792,967)          (285,601)

Other income (expenses)
  Other income                                   --               13,341                305             40,023
  Other expenses                                 (536)              --               (2,833)              --
  Litigation expense                             --                 --              (75,475)              --
  Interest expense                            (27,741)              (609)           (59,730)            (1,827)
                                            ---------          ---------          ---------          ---------

Net loss from operations                     (227,163)          (112,466)          (930,700)          (247,405)

Minority interest in loss
 of consolidated subsidiary                    15,282               --               51,166               --
                                            ---------          ---------          ---------          ---------

Net loss                                    $(211,881)         $(112,466)         $(879,534)         $(247,405)
                                            =========          =========          =========          =========



  Loss per common share                     $   (0.01)         $   (0.03)         $   (0.05)         $   (0.07)





                                         See notes to financial statements.



                                    HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                                            NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                             Common Stock                Paid in        Accumulated
                                                        Shares           Amount          Capital          deficit           Total
                                                      -----------------------------------------------------------------------------

Issuance of common stock
 to founders for consulting
 services rendered at an
 aggregate of $36,000                                  2,520,000       $    2,520       $   33,480      $     --         $   36,000

Issuance of common stock
 in exchange for equipment
 supplies and cash                                       600,000              600           99,400                          100,000

Issuance of common stock
 according to a contract for
 computer services and financing                         360,000              360           59,640                           60,000

Issuance of common stock in
 exchange for cash                                        30,000               30            4,970                            5,000

Issuance of common stock in
 exchange for leased
 equipment of which the Company
 will retain ownership
 at the end of the lease                                 422,400              422           69,978                           70,400

Net loss 1999                                                                                             (154,750)        (154,750)
                                                       ----------------------------------------------------------------------------

Balance December 31, 1999                              3,932,400            3,932          267,468        (154,750)         116,650

Issuance of common stock in
 exchange for consulting
 services rendered                                       150,000              150           24,850                           25,000
                                                       ----------------------------------------------------------------------------

                              sub-total                4,082,400       $    4,082       $  292,318      $ (154,750)      $  141,650


                                               See notes to financial statements.






                                    HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                                            NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                              Common Stock                Paid in        Accumulated
                                                         Shares           Amount          Capital          deficit           Total
                                                       -----------------------------------------------------------------------------

                              sub-total                4,082,400       $    4,082       $  292,318      $ (154,750)      $  141,650

Issuance of common stock in
 exchange for an agreement
 for management and financing
 for $80,000                                           1,200,000            1,200        198,800                            200,000

Issuance of common stock in
 exchange for a consulting agreement                      60,000               60         11,940                             12,000

Net loss 2000                                                                                             (386,659)        (386,659)
                                                       ----------------------------------------------------------------------------

Balance December 31, 2000                              5,342,400            5,342        503,058          (541,409)         (33,009)

Issuance of common stock to an
 officer in lieu of salary                             6,750,000            6,750        233,250                            240,000

Issuance of common stock to an
 employee in lieu of salary                              360,000              360         59,640                             60,000

Issuance of common stock to an
 employee in lieu of salary                               90,000               90         14,910                             15,000

Issuance of common stock in
 exchange for an agreement
 for management and financing
 for $25,000                                             360,000              360         59,640                             60,000

Issuance of common stock in
 exchange for consulting services                        600,000              600         99,400                            100,000

Net loss 2001                                                                                             (453,664)        (453,664)
                                                       ----------------------------------------------------------------------------

Balance December 31, 2001                             13,502,400      $    13,502    $   969,898       $  (995,073)     $   (11,673)



                                                 See notes to financial statements.







                                    HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                                            NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                              Common Stock                Paid in        Accumulated
                                                         Shares           Amount          Capital          deficit           Total
                                                       -----------------------------------------------------------------------------

                                        sub-total       13,502,400    $    13,502     $   969,898      $  (995,073)     $   (11,673)

Issuance of common stock in
 exchange for cash                                       4,731,900          4,732         78,530                             83,262

Recapitalization on February 25, 2002                      697,176            697      1,000,703        (1,116,054)        (114,654)

Minority interest                                       (1,622,400)        (1,622)      (270,778)                          (272,400)

Issuance of shares of common stock
 in connection with convertible
 notes payable                                             631,400            631        315,069                            315,700

Issuance of shares of common stock
 in connection with convertible
 notes payable                                              21,000             21         10,479                             10,500

Issuance of shares of common stock
 in connection with conversion of
 commitment fee                                            660,000            660        329,340                            330,000

Net loss September 30, 2002                                                                               (879,534)        (879,534)
                                                        ---------------------------------------------------------------------------

Balance September 30, 2002                              18,621,476    $    18,621    $ 2,433,240       $(2,990,661)     $  (538,800)
                                                        ===========================================================================


                                               See notes to financial statements.






                               HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                      Nine months ended September 30,
                                                                      2002                     2001
                                                                   ---------                ---------

Cash flows from operating activities:
  Net loss                                                         $(879,534)               $(247,405)
                                                                   ---------                ---------

  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
     Depreciation and amortization                                    32,547                   16,453
     Compensation in exchange for common stock                          --                    185,000
     Minority interest                                                51,166                     --
     Loan fee amortization                                            50,000                     --
     (Increase) decrease in accounts receivable                       (5,517)                    --
     (Increase) decrease in inventory                                 (1,074)                    --
     (Increase) decrease in prepaid expenses                            --                     30,000
     (Increase) decrease in other assets                            (243,093)                 (15,763)
     Increase (decrease) in accounts payable
      and accrued liabilities                                        576,662                   24,103
     Increase (decrease) in deferred income                            5,899                     --
                                                                   ---------                ---------

     Total adjustments                                               466,590                  239,793
                                                                   ---------                ---------

  Net cash used in operating activities                             (412,944)                  (7,612)
                                                                   ---------                ---------

Cash flows from investing activities:
  Cash payments for the purchase of lab equipment                    (11,534)                    --
                                                                   ---------                ---------

  Net cash used in investing activities                              (11,534)                    --
                                                                   ---------                ---------

Cash flows from financing activities:
  Bank overdraft                                                      20,117                     --
  Principal payment on note payable                                  (27,000)                    --
  Proceeds from issuance of common stock                              93,762                     --
  Proceeds from loans payable                                        344,910                    5,000
                                                                   ---------                ---------

  Net cash provided by financing activities                          431,789                    5,000
                                                                   ---------                ---------

Net increase (decrease) in cash and cash equivalents                   7,311                   (2,612)

Cash and cash equivalents, beginning of year                           1,148                      947
                                                                   ---------                ---------

Cash and cash equivalents, end of year                             $   8,459                $  (1,665)
                                                                   =========                =========


                                     See notes to financial statements.

                                                9

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Nine months ended
                                                            September 30,
                                                         2002            2001
                                                       ---------      ----------


Supplemental disclosures of cash flow information:
a) Cash paid during the period for:
    Interest expense                                   $    1,666     $    --
                                                       ----------     ----------


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

On August 13, 2002, certain holders exercised their option to convert $10,500 in convertible notes payable per agreement dated August 12, 2002. After a 2:1 forward stock split, 21,000 shares of common stock were issued.





                       See notes to financial statements.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of operating results to be expected for a full year.

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

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



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

Basic weighted average number of shares outstanding at September 30, 2002 is as follows:

     Basic weighted and dilutive average
         number of shares outstanding                      17,283,427

The above calculation reflects the issuance of 16,611,900 shares (after 2:1 forward stock split) of the Company's common stock as of February 25, 2002 in connection with the acquisition of GeneThera, Inc. (See Note 9 &14)

In connection with the convertible notes payable, 21,000 shares (after 2:1 forward stock split) of common stock, was converted. At September 30, 2002, no common stock equivalent was used, since the effect was anti-dilutive to compute dilutive earnings per share due to the net loss of the Company.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 3   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with three financial institutions amounting to $8,459 at September 30, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.


NOTE 4   PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2002 consisted of the following:

                                                                   Amortization
                                                                 Period in Years
                                                                 ---------------

       Computers and software                    $     28,606            5
       Furniture and fixtures                          57,837         5-10
       Equipment                                        5,414            10
       Laboratory equipment                           280,594            5
                                                  -----------
                                                      372,451
       Less accumulated depreciation                 (124,392)
                                                  -----------

                                                  $   248,059
                                                  ===========

On February 25, 2002, through the acquisition of GeneThera, the Company acquired computers, laboratory equipment, furniture and fixtures totaling $75,786. (See
Note 14)

On September 23, 2002, the Company entered into a capital lease agreement to acquire laboratory equipment, as follows (See Note 11):

      Multiprobe II                                         $    31,574
                                                            ===========

Depreciation expense for the nine months ended September 30, 2002 was $28,968.


NOTE 5   LOAN PAYABLE

At September 30, 2002, loan payable consisted of the following:

Loan payable to an unrelated party with no
 specified rate of interest; due on demand.                 $    50,000
                                                            ===========

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 6   NOTES PAYABLE

At September 30, 2002, notes payable consisted of the following:

Note payable with an interest rate of 7% per
annum, payable in 5 payments of $1,500 and a lump
sum payment on December 1, 2001, guaranteed
jointly by GeneThera, Inc. and its President. As
of the balance sheet date, the note is in default.          $    21,938


Note payable with an interest rate of 14% per
annum, payable principal and interest on August
31, 2001, unsecured. As of the balance sheet date,
the note is in default.                                          13,341

Note payable to stockholder with interest at 6%
due February 20, 2004; callable at the borrower's
option.                                                          12,000

Note payable to stockholder with interest at 6%
due May 22, 2004; callable at the borrower's
option.                                                           4,000

Note payable with no interest rate, payable $9,000
per month beginning July 2, 2002, due August 2,
2003; secured by equipment. (See Note 4)                         93,000
                                                            -----------

                                                                144,279
Less current portion                                           (128,279)
                                                            -----------

Total long-term notes payable                               $    16,000
                                                            ===========


NOTE 7   CONVERTIBLE NOTES PAYABLE

Unrelated Parties
-----------------
On February 25, 2002, the following notes were renegotiated:

     o Convertible notes amounting to $84,800, with conversion rights into 1,375 shares of common stock

     o    Note payable in the amount of $14,605, due on demand, and

     o    Note payable in the amount of $58,900, due on demand.

On April 22, 2002, the following notes were renegotiated:

     o    Note payable in the amount of $14,000, due on demand

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 7   CONVERTIBLE NOTES PAYABLE  - continued

On May 10, 2002, the following notes were renegotiated:

     o    Note payable in the amount of $200,000, due on demand

These notes, plus accrued interest totaling
$18,995, were converted into a new note payable
not to exceed $500,000, with interest at 6% due
January 5, 2005; convertible into shares of common
stock at a price of $1.00 per share. Upon
conversion of the note, all remaining interest
shall be paid in common stock at $1.00 per share.
As of the balance sheet date, the option to
convert $315,700 into 315,700 shares of common
stock was exercised.                                        $    75,600

Note payable to an unrelated party with interest
at 6%; due January 5, 2005; convertible into
shares of common stock at a price of $1.00 per
share. Upon conversion of the note, all remaining
interest shall be paid in common stock at $1.00
per share. As of the balance sheet date, the
option to convert into shares of common stock was
not exercised.                                                   10,000

Note payable - line of credit loan not to exceed
one million dollars. For each draw, the borrower
will issue a convertible promissory note bearing a
6% interest rate per year through January 14,
2004, and 12% interest rate from January 15, 2004;
convertible into shares of common stock at $1.40
per share, subject to adjustment.                               150,000
                                                            -----------
                                                                235,600


Less:  current portion                                               (0)
                                                            -----------

Total long-term convertible notes payable                   $   235,600
                                                            ===========

Interest expense for the nine months ended September 30, 2002 was $7,290.


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

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 8   EQUITY LINE OF CREDIT - continued

     o The Company shall register the resale of the common stock to be acquired and the 600,000 warrants to be issued, and the underlying shares of common stock pursuant to a registration statement to be filed with the Securities and Exchange Commission.

     o 600,000 warrants to purchase common stock with an exercise price of $1.00 per share that will expire five years from the issue date.


The Company agreed to pay a commission fee of $300,000, plus legal fees totaling $30,000, with rights to convert into shares of common stock at $1 per share on or before September 15, 2002, payable on or before the earlier of:

               i.   Receipt of $800,000 in equity capital by the company, or

               ii.  September 15, 2002

The Company recorded the commission fee of $300,000 as deferred cost to be amortized over a period of 36 months. On September 28, 2002, the option to convert into shares of common stock was exercised. After a 2:1 forward stock split, 660,000 shares of common stock were issued.

At September 30, 2002 the Company amortized $50,000 as interest expense.


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

On April 1, 1999, according to a contract agreement to provide computer services, the Company issued 180,000 shares (after recapitalization - See Note
14) of common stock valued at $60,000, in exchange for computer & consulting services in the amount of $55,000, and $5,000 in cash. Accordingly, consultant expense of $55,000 was charged to operations.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 9   STOCKHOLDERS' DEFICIT - continued

On April 1, 1999, 15,000 shares (after recapitalization - See Note 14) of common stock valued at $1.00 per share were issued to an unrelated party for cash.

On August 3, 1999, according to a contract agreement, the Company issued 211,200 shares (after recapitalization - See Note 14) of common stock valued at $70,400, in exchange for leased equipment with an estimated fair market value of $70,400, of which the Company will retain ownership at the end of the lease. Accordingly, the Company recorded the equipment at $70,400.

On January 1, 2000, 75,000 shares (after recapitalization - See Note 14) of common stock valued at $1.00 per share were issued in exchange for services rendered. Accordingly, consultant expense of $25,000 was charged to operations.

On April 10, 2000, according to a contract agreement to provide management services, the Company issued 600,000 shares (after recapitalization - See Note
14) of common stock valued at $200,000, in exchange for management services in the amount of $120,000, and $80,000 in cash. Accordingly, consultant expense of $120,000 was charged to operations.

On May 15, 2000, according to a contract agreement to provide consulting services, the Company issued 30,000 shares (after recapitalization - See Note
14) of common stock valued at $12,000. Accordingly, consultant expense of $12,000 was charged to operations.

On February 15, 2001, the Company issued 3,375,000 shares (after recapitalization - See Note 14) of common stock valued at $240,000 according to an employment agreement, approved by the board of directors, to an officer in lieu of salary for services rendered during 2000 & 2001. Accordingly, salary expense of $120,000 was charged to operations at December 31, 2001 and $120,000 in 2000.

On February 15, 2001, the board of directors of the Company approved the issuance of 180,000 shares (after recapitalization - See Note 14) of common stock valued at $60,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $60,000 was charged to operations.

On February 15, 2001, the board of directors of the Company approved the issuance of 45,000 shares (after recapitalization - See Note 14) of common stock valued at $15,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $15,000 was charged to operations.

On October 1, 2001, according to a contract agreement to provide management services, the Company issued 180,000 shares (after recapitalization - See Note
14) of common stock valued at $60,000, in exchange for management services in the amount of $35,000, and $25,000 in cash. Accordingly, consultant expense of $35,000 was charged to operations.

On October 1, 2001, according to a contract agreement to provide consulting services, the Company issued 300,000 shares (after recapitalization - See Note
14) of common stock valued at $100,000. Accordingly, consultant expense of $100,000 was charged to operations.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 9   STOCKHOLDERS' DEFICIT - continued

On January 10, 2002, 2,365,950 shares (after recapitalization - See Note 14) of common stock valued at $0.105 per share were issued to an unrelated party for $83,262 in cash.

On February 25, 2002, the Company acquired GeneThera, Inc. The acquisition of GeneThera, Inc. by the Company has been treated as an acquisition of the Company by GeneThera, Inc., and a recapitalization of GeneThera, Inc. A total of 16,611,900 shares (after 2:1 forward stock split) of common stock of the Company equivalent to 91% of GeneThera, Inc. were issued as a result of the transaction, subject to stockholders' approval on or before December 31, 2002. (See Notes 14 & 17) The Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year.

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

On August 13, 2002, certain holders exercised their option to convert $10,500 in convertible notes payable per agreement dated August 12, 2002. After a 2:1 forward stock split, 21,000 shares of common stock were issued.

On September 28, 2002, the Company issued 660,000 shares of common stock in connection with the conversion of a line of credit commitment fee plus legal expenses.


NOTE 10       INCOME TAXES

At September 30, 2002, the Company had useable net operating loss carryforwards of approximately $2,111,127 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $419,000 at September 30, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will not be realized due to uncertainty of the Company's ability to generate future taxable income. The valuation allowance was adjusted based on estimated use of net operating losses through December 31, 2001 by $160,000.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 11  LEASES

The Company has a lease agreement for its Florida facility, with monthly payments of $700 plus tax, renewable annually.

The Company leases office space and vehicles under non-cancelable operating leases for its Colorado facility, which have initial terms in excess of one year.

On September 23, 2002, the Company entered into a capital lease agreement to acquire laboratory equipment, for a term of 60 months, with monthly payment of $609.06 including interest at 5.9%.

Total lease expense for the nine months ended September 30, 2002 was $84954, of which $58,284 was rental expense.


NOTE 12  COMMITMENTS

On January 14, 2002, the board of directors voted to sell the stock of The Family Health News, Inc., subject to stockholder approval.


NOTE 13  EMPLOYMENT AGREEMENTS

On January 23, 2002, the president and CEO of GeneThera, Inc. entered into an employment agreement with Hand Brand Distribution, Inc. and its successors for a five-year period, to be effective February 25, 2002 and expiring January 24, 2007, payable at $12,000 per month. The compensation committee of the board of directors will determine salary increases at the end of each year. A bonus of $18,000 was paid upon signing of the agreement. If the Company's net income is $2,000,000 or more, a bonus of two times the monthly salary will be paid to the president and CEO of GeneThera. A covenant not to compete during the term of the agreement for a period of 24 months thereafter is included.

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

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



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

The assets of Hand Brand Distribution, Inc. and GeneThera, Inc. are at historical cost as of September 30, 2002. GeneThera, Inc. was incorporated on October 5, 1998. The value of the net assets of Hand Brand Distribution, Inc. at the time of the acquisition is the same as the historical negative book value of ($114,654). For the recapitalization, equity accounts of GeneThera, Inc. have been restated, based on the ratio of exchange of 3 (three) shares of the Company for 1 (one) share of GeneThera, Inc. The Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year. Currently, the authorized shares are 3,125,000 (after 2:1 forward stock split). The board of directors has approved an increase in the number of authorized shares of common stock from 3,125,000 shares (after 2:1 forward stock split) to 100,000,000 shares, subject to stockholder approval. (See Note 9)

GeneThera, Inc. is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.


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

The ultimate outcome of these and other matters is unknown at this time, however, management has accrued an estimated liability in the amount of $48,262. In the opinion of management, the outcome will have no adverse effect on the financial statements.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 16  AMENDMENT TO ARTICLES OF INCORPORATION

Effective September 2, 2002, the Company amended its articles of incorporation to authorize a 2:1 forward stock split, and decreased the par value of the common stock to $0.001. Fractional shares will be rounded to the next whole number. No fractional shares will be issued upon the forward stock split, nor will cash be disbursed.

NOTE 17  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the nine months ended September 30, 2002, the Company showed operating losses of $874,534. The accompanying financial statements indicate that current liabilities exceed current assets by $611,244 for the nine months ended September 30, 2002.

In addition, the Company is in default for payments on notes payable in the amount of $35,279, including accrued interest. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

Item 2. Management's Discussion and Analysis or Plan of Operations


PLAN OF OPERATIONS

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

A total of 16,611,900 shares (after 2:1 forward stock split) of common stock of the Company equivalent to 91% of GeneThera, Inc. were issued as a result of the transaction, subject to stockholders' approval on or before December 31, 2002. The Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year.

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

Furthermore, with the sale of the Company's only other operating subsidiary, Family Health News, Inc. ("FHNI"), which sale (the "FHNI Stock Sale") will close as soon as practicable following stockholder approval, a comparison of the Company's results for the quarter ended September 30, 2002 against the same period last year is not anticipated to be indicative of future operating results.


GENETHERA PLAN OF OPERATION

Background

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

Field Test Kit:  CWDSignal (TM)

On Sept. 23, 2002, GeneThera, Inc. announced that it is making available to State Animal Health Agencies, a field blood collection kit to test for Chronic Wasting Disease (CWD) in both live and deceased animals. Working in conjunction with the blood collection kit, the actual testing for the presence of CWD will be done at the GeneThera labs. GeneThera will brand the kit as "CWDSignal(TM)." Dr. Glen Zebarth, an industry expert will oversee a "Blind Study" with the State Animal Health Agencies to ensue validation of CWDSignalTM in field applications.

GeneThera built the CWD test on its proprietary molecular diagnosis platform to allow high sensitivity results and volume testing. To date, we have received and tested a limited number of normal and contaminated CWD blood samples from Colorado, Minnesota and Wyoming.

The "Blind Study" of CWDSignal(TM) will begin with various State and Federal Agencies lab testing both CWD infected and non-infected samples. The tested samples will then be compared to the Agencies biology reports. Dr. Glen Zebarth will publish a final report.

Fast track validation and acceptance for CWDSignal(TM) from the State and Federal Agencies is imperative in order for GeneThera to begin mass volume. Large scale sequencing of the DNA field tests will allow GeneThera to study the genomic make-up of CWD and possibly lead to a therapy or a vaccine.

The GeneThera processing lab is highly automated using Flourogenic Real Time PCR (F-PCR) testing. The Company has integrated robotics and data collection and analysis databases with the F-PCR platform. This platform combined with, GeneThera developed proprietary diagnostic software for genetic expression allows high through-put testing. GeneThera's processing capacity will allow for 40,000 tests per month by December 2002. Further, this capacity should increase to 160,000 tests per month by 2003. The CWDSignalTM test will average $65.00 and the results will be available within 24 hours.

RESULTS OF OPERATIONS

Revenues for the three-month period ended September 30, 2002 were $19,560 compared to $31,436 for the same period last year. The decrease is attributable to reduced research fees at GeneThera and lower sales at FHNI.

Gross profit margin declined to 58.37% due to the increase in cost of sales at FHNI.

General and administrative expenses more than doubled for the current period as compared to the prior period. The increase is primarily attributable to the consolidation of GeneThera's expenses with those of FHNI and at the parent level.

Personnel and professional expenses (consulting and professional fees and salaries) decreased slightly from $97,030 for the three month period ending September 30, 2001 to $83,371 for the current three month period. However, comparing the nine month period ending September 30, 2002 to the same period last year, these expenses grew substantially from $505,063 to $211,198. Most of this increase relates to the development of the Company's management team following the acquisition, as well as professional and legal fees incurred as part of such acquisition and preparation of the Company's periodic and other filings with the Securities and Exchange Commission.

The increase in interest expense largely represented the $25,000 amortization of the fee payable under the Company's $30,000,000 private equity line of credit discussed in greater detail below.

The Company recorded a loss of $211,881 compared to $112,466 in the same period last year.

Total assets of the Company at September 30, 2002 were $586,309. Of this amount, $250,000 relates to the deferral of a commitment fee on the $30,000,000 private equity line of credit.

Total current liabilities at September 30, 2002 were $626,294. Of this amount, approximately one third ($250,000) relates to the commitment fee due for the $30,000,000 private equity line of credit. Short term notes payable includes a $93,000 note for the purchase of laboratory equipment. Approximately $35,000 relates to notes that are in default.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $8,459 as of September 30, 2002. With the acquisition of GeneThera, it is estimated that it will require outside capital of between four and five million dollars over the next two years for the commercialization of GeneThera's integrated assays and tests. The Company is seeking to address its capital needs in several ways discussed below, including entering into a $1,000,000 Secured Convertible Line of Credit on August 14, 2002 (as described below , the Convertible Line of Credit). In the event that we are unable to satisfy the conditions for use of the Convertible Line of Credit, the PELC Facility (defined below) or obtain additional financing for operations, we may be forced to curtail our operations. Nevertheless, at the present time, and without drawing funds from the PELC Facility, and assuming continued forbearance by two creditors of GeneThera on defaulted notes in the approximate amount of $35,279, and our continued ability to meet the borrowing conditions under the Convertible Line of Credit, we believe we have adequate working capital through December, 2002. However, our financial statements for the three-month period ended June 30, 2002 contain a going concern qualification expressing doubt regarding our ability to continue operating.

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

FORWARD LOOKING INFORMATION

In the discussion above (and elsewhere in this report) regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company's strategic plans and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project". This report contains forward-looking statements that address, among other things,

     o    our financing plans,
     o    regulatory environments in which we operate or plan to operate, and
     o rends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.


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


ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities

On September 2, 2002, the company amended its Articles of Incorporation to authorize a 2:1 forward stock split and decrease the par value of the common stock to $0.001. Fractional shares will be rounded to the next whole number. No fractional shares will be issued upon the forward stock split, nor will cash be disbursed.

On August 13, 2002, certain holders exercised their option to convert $10,500 in convertible notes payable per agreement dated August 12, 2002. After a 2:1 forward stock split, 21,000 shares of common stock were issued.

On September 28, 2002, the Company issued 660,000 shares of common stock in connection with the conversion of a line of credit commitment fee plus legal expenses.

Item 3. Defaults upon Senior Securities - No defaults upon senior securities

Item 4. Submission of Matters to a Vote of Security Holders

On September 17, 2002, the majority of our shareholders, by written consent, approved the addition of two new members to our board, Ms. Loretta Zapp and Mr. John T. Koslosky. Both Ms. Zapp and Mr. Koslosky are outside independent directors and will serve on the Company's audit committee and will have full power, collectively, to implement any other actions required by the Company to be in compliance with Nasdaq's audit committee requirements and corporate governance and or policies published or suggested by the Securities Exchange Commission and the Company's independent auditors. Further, Ms. Zapp, Mr. Koslosky and Dr. Milici will form and serve as the Compensation and Executive Search Committee to govern compensation policy, including but not limited to approval of grants and administration of the Company's Stock Incentive Plan and all executive staffing. This Committee shall operate and decisions shall be implemented and approved on the basis of majority vote between the three members.

Loretta Zapp is the Chief Executive Officer for Applied Food Sciences. She has a successful "hands on" track record in the biochemical markets in business development, marketing, scientific research, technical due diligence and capital funding of early stage start-up companies to profitable operating companies. Loretta served as President of Industrial Laboratories Company, Inc., an independent testing laboratory, where she led the company from a small enterprise into a globally recognized analytical laboratory. During her tenure at Industrial Labs, she founded the Institute for Nutraceutical Advancement
(INA) and designed a program to support and promote the production of consistent, high-quality herbal products. INA is funded by sponsorship from companies involved in producing herbal products and functional foods. International sponsors of INA include GNC, Bayer, Amway, Nestle and Pfizer.

John T. Koslosky brings experience in financing and investment management in a diverse array of industries to the board that will prove valuable as we move forward. John has experience in coordinating capital funding for public and private companies. This includes, but is not limited to, start-up venture capital, interim bridge loans, and private placement financing. Mr. Koslosky is currently the President of Regency Capital Investments, LLC ("Regency Capital") and has financial management experience in a public company environment. Regency Capital is an affiliate of a Private Investment Fund, which currently has over $100 million of holdings. Mr. Koslosky is involved in all phases of operation for Regency Capital.

Item 5. Other Information

In a meeting of the Board of Directors on September 15, 2002, Nicholas Wollner, the Interim President, resigned to pursue other interests.

Item 6. Exhibits and Reports on Form 8-K.


Exhibit Number                    Description of Exhibit
--------------------------------------------------------------------------------
    99.1 Certifications of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)


    99.2 Certifications of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
--------------------------------------------------------------------------------

(1)      Filed as an Exhibit to this Quarterly Report on Form 10-QSB

--------------------------------------------------------------------------------


REPORTS ON FORM 8-K


None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAND BRAND DISTRIBUTION, INC.

Date:  November 22, 2002




By:  /s/  Dr. Tony Milici
     ----------------------------
          Dr. Tony Milici
          Chief Executive Officer

                                 CERTIFICATIONS

I, Dr. Tony Milici, Chief Executive Officer of Hand Brand Distribution, Inc. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form 10-QSB of Hand Brand Distribution, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financi al condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 22, 2002                  /s/  Dr. Tony Milici
                                          --------------------------------------
                                               (Signature)
                                                Dr. Tony Milici
                                                Chief Executive Officer

                                 CERTIFICATIONS

I, Tannya Irizarry, Chief Financial Officer of Hand Brand Distribution, Inc. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form 10-QSB of Hand Brand Distribution, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 22, 2002                 /s/  Tannya Irizarry
                                         ---------------------------------------
                                              (Signature)
                                              Tannya Irizarry
                                              Chief Financial Officer