Form 10-K
period 2002-12-31
HAND BRAND DISTRIBUTION INC
filed 2003-05-19
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended December 31, 2002

                              Commission File No. 000-27237

                                  Hand Brand Distribution, Inc.
                      (Name of Small Business Issuer in Its Charter)

                      Florida                                       66-0622463
       (State or Other Jurisdiction                      (I.R.S. Employer
       Incorporation or Organization)             Identification Number)

                     3930 Youngfield Street, Wheat Ridge CO 80033
                    (Address of principal executive offices) (Zip Code)

                                                   (303)463-6371
                         (Issuer's Telephone Number, Including Area Code)

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

                       Yes |_| No |X|

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

  State the issuer's revenues for its most recent fiscal year:
  $82,516.

  State the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of April 14, 2002 was $597,869.

  State the number of shares outstanding as of the issuer's common stock as of April 14, 2003 was 2,988,598.

             DOCUMENTS INCORPORATED BY REFERENCE

  None.

  Transitional Small Business Disclosure Format:
  Yes |_| No  |X|

 FORWARD-LOOKING AND CAUTIONARY
 STATEMENTS

  Sections of this Form 10-KSB, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project". This report contains forward-looking statements that address, among other things,

  *  our financing plans,
  * regulatory environments in which we operate or plan to operate, and
  * trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

  Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements ("Cautionary Statements") include, among others,

  *     our ability to raise capital,
  * our ability to execute our business strategy in a very competitive environment,
  *     our degree of financial leverage,
  * risks associated with our acquiring and integrating companies into our own,
  *     risks relating to rapidly developing technology,
  *     regulatory considerations;
  *     risks related to international economies,
  * risks related to market acceptance and demand for our products and services,
  *     the impact of competitive services and pricing, and
  * other risks referenced from time to time in our SEC filings.

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

                            PART I

  Item 1.    Description of Business
  Hand Brand Distribution, Inc. (the "Company" or "Hand
  Brand") is a Florida corporation organized in 1995. Our
  Common Stock currently trades on the  Over-the-Counter
  Bulletin Board ("OTC") under the symbol GTHAE.OB, but is anticipated to resume trading in the near future on the Over-the-Counter Bulletin Board ("OTC") under the symbol
  GTHA.OB. Our Executive offices are located at 3930
  Youngfield Street, Wheat Ridge, Colorado 80033 and our telephone number is 303-463-6371.

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

  FAMILY HEALTH NEWS, INC.

  In October 1996, we acquired FHNI (formerly known as The Family News, Inc.), which publishes FHNews. FHNews is a subscription-based newsletter and digest, published quarterly since 1990, that focuses on health, nutrition, and alternative medical therapies. FHNI also distributes a small line of products, including dietary supplements and health and nutrition related equipment, books and tapes. The Company pays a nominal royalty to the author of the books. The Company has entered into a Stock Purchase Agreement to sell FHNI (the "FHNI Stock Sale") to John Taggart, a former officer and director of the Company. The FHNI Stock Sale has never been completed due to the matter not having been submitted to the shareholders as required under the Stock Purchase Agreement. The Company believes that the sale does not currently constitute substantially all of the assets of the Company and that shareholder approval is not required under Florida law. The Company is now considering other options before completing the FHNI Stock Sale such as continuing the operations, redeveloping the business, ceasing the FHNI operations by winding up FHNI affairs, or licensing the FHNews name.

  Product Selection and Supply
  FHNI seeks to identify products that represent effective science-based formulas and technologies. However, as with most vitamins, herbals and nutritional supplements, such products do not undergo the vigorous scientific validation of safety and effectiveness and pre-market approval by the United States Food and Drug Administration ("FDA") required of pharmaceutical products. All products are manufactured by established manufacturers, including Baywood Pharmaceuticals, Enguard Health Products, Proper Nutrition, Inc., Neutraceutics, Lentek and Martek. These products are standard formulations and are generally sold under the brand name of the manufacturer, but some are labeled under the Company name.

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

  Distribution
  FHNI distributes its products through a sales force comprised of six to twelve independent distributors. The sales force is recruited primarily though our catalog and through FHNews' web site. The primary channels of distribution for our products are: (i) mass market retailers, which include drug stores, supermarkets, mass merchandisers and discount stores; (ii) health food stores;
  (iii) direct sales organizations; (iv) mail order; and (v) the Internet. The Company does not rely on any one customer or a few major customers.

  Competition
  Our market is highly competitive. We believe the narrow focus of our product line and the information that we provide to our customers through FHNews and our World Wide Web site avoid the confusion of the typical retail location, which carries a vast selection of products, but generally offers little information on the products.

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

  On November 18, 1998, the FTC issued its "Dietary
  Supplements: An Advertising Guide for Industry." Such guide provides an application of FTC law to dietary supplement advertising and includes examples of how principles of advertisement interpretation and substantiation apply in the context of dietary supplement advertising. Such Guide provides additional explanation but does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company believes that its current advertising is in compliance with the requirements of such Guide, although no assurances can be given in this regard

  Product Liability Insurance
  FHNI, like other distributors and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. Because FHNI does not manufacture its ingestible products, FHNI does not currently have product liability insurance for these products. FHNI requires that each of our suppliers provide the Company with certificates of insurance evidencing policies of product liability insurance that are adequate in scope and amount based upon industry standards. Nevertheless, such policies of insurance do not extend such coverage to the Company and the Company's agreements with such suppliers do not provide indemnification by the suppliers of any losses incurred by the Company arising out of any product liability claims.

  GENETHERA, INC.

  On February 25, 2002, the Company executed stock purchase agreements for the acquisition of 92.9% of the issued and outstanding shares of capital stock of GeneThera, which resulted in GeneThera becoming a subsidiary of the Company. The Company anticipated that it would acquire an additional 6.3% of the outstanding GeneThera common stock in the future. Pursuant to the stock purchase agreements with the former shareholders of GeneThera (the "Former GTI Shareholders"), the Company agreed to issue an aggregate of 8,305,950 shares of its shares of Common Stock to these shareholders. At the time of the closing of the acquisition of GeneThera, the Company did not have sufficient authorized shares of Common Stock to issue such shares. Consequently, under Florida Law, the issuance of such authorized shares would be void. In May 2002, the Former GTI Shareholders holding approximately 94% of the 92.9% of shares of GeneThera common stock acquired by the Company agreed to accept shares of the Company's Common Stock promptly following the effectiveness of the approval by the Company's shareholders either to (i) increase the number of authorized shares of Common Stock ("Proposal 1"); or (ii) reincorporate in Delaware with a sufficient number of authorized shares ("Proposal 2") in complete satisfaction of the Company's obligation to them to issue and deliver shares of its Common Stock (the "May Amendments").

  Pursuant to the May Amendments, the Company agreed with the
  Former GTI Shareholders that if it does not receive approval by December 31, 2002 to increase its authorized capital
  pursuant to either Proposal 1 or, at the Company's option, Proposal 2, then such Former GTI Shareholders may at any time thereafter elect to forego their rights to receive
  shares of the Common Stock of the Company and have their
  shares of GeneThera returned to them. Upon election and
  notice by the GTI Shareholders on March 14, 2003,the Company entered into a Mutual Release and Rescission of Contract
  ("Mutual Release") with the GTI Shareholders. The partial delivery of Company shares which were issued under this
  Agreement were returned to the Company and the GeneThera
  shares were returned by the Company.  This Mutual Release
  was entered into to correct and nullify several
  contractually incomplete attempts to create a wholly owned subsidiary and subsequent attempt to merge the Company with
  GeneThera.   The Board of Directors determined that the
  Company's best interest would be served by the issuance of 1,000,000 shares for a partial ownership of GeneThera in which is commonly referred to as a reverse acquisition. A Reverse Acquisition Agreement was executed simultaneously with the Mutual Release and Rescission of Contract on March 28, 2003.
  Under the terms of the negotiations, one million (1,000,000) common shares were issued from the authorized shares to acquire 51% of the ownership of GeneThera from one shareholder of GeneThera. There currently are no further discussions, contracts, or negotiations contemplated at this time to acquire the remaining 49% of GeneThera.

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

  GeneThera has completed the first phase of research on Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) platform technology applied to Chronic Wasting Disease, a disease affecting elk and deer in North America. F-PRC is a combination of chemical processes and specialized equipment that permit the analysis of genetic materials relating to specific disease states. The addition of a specific enzyme known as a polymerase to a genetic sample causes the selected material to duplicate itself into sufficient volume to allow rapid, accurate and actionable decisions. The addition of flourogenic materials to the process produces light from the subject material. It also allows specifically designed laser guided computer programs to produce real time data on both the presence and volume of targeted materials. GeneThera is currently focusing on the agricultural and veterinary applications of this technology.

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

  Development Process
  The development process of such assays has six primary phases. These are: (i) the identification of the disease condition targeted and the valuation of the target market's size, penetration requirements and profit potential; (ii) the design of the assay by defining the indicators of the presence of disease and establishing internal controls;
  (iii) the establishment of baseline performance criteria;
  (iv) the defining of the assay efficacy outcomes; (v) the validation of the assay; and (vi) commercialization. Assuming that an assay is validated in accordance with the original assay design, the entire scientific process for the development of such an assay through to its commercial application is approximately one year. At present, the Company has completed the process of establishing baseline performance criteria (phase 3) for the assays for Chronic Wasting Disease. For all other targeted diseases, the Company is either in the market valuation stage or in the process of designing the assay. It is estimated that the
 Company will require outside capital of approximately
 $1 million in 2003 to complete the commercialization of GeneThera's integrated assays for Chronic Wasting
 Disease. The revenue from CWD commercial operations will be used to satisfy the capital requirements for assay development for additional diseases.

  Business Model
  GeneThera's business model has four features:

  1.    Staged Market Penetration

  We believe that our technology platform has many potential commercially marketable applications. We have selected the non-human testing market as our initial focus, specifically, the elk/deer industry (hunting and breeding of domesticated animals) and the beef industry. The non-human testing markets do not require lengthy approval or certification processes. Over the next year, the Company intends to introduce a number of individual assays for commercial use. These assays include:

  * Chronic Wasting Disease in live animals (as well as harvested animals during hunting season)
  *     the detection of  Johne's Disease in all ruminants
  *     the detection of a certain type of E.coli in cattle

  2.    Standardization with Operational Flexibility

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

  Additionally, GeneThera has developed a proprietary Field Collection System (FCS) to satisfy two criteria. First, th FCS standardizes the manner in which blood samples for the diagnostic assay are collected, stabilized and categorized. Second, this approach to standardized sample collection is intended to serve as a major revenue base for the
 Company.

  3.    High Throughput

  We believe that our planned modularized laboratory approach will provide high volume throughput necessary for effective and cost-efficient commercial operations. High volume testing is extremely important to the agriculture and food processing industries due to their large volume of production.

  We have two distinct techniques for processing this large quantity of assays. The first will be conducted using single blood samples from live animals and/or recently harvested animals, these samples gathered through GeneThera's Field Collection System program. The second will be assays for the detection of food contaminating organisms both in meat products and in meat processing plants. An example of this would be E.coli assay in ground beef at a meat processor's facility.

  4.    Collection of Data

  The hardware and software platform upon which GeneThera's assays are built are anticipated to allow for the continual collection, analysis and management of assay results over time. With the data available from this system, animal owners, feedlot managers, food producers, and veterinarians will be able to build a comprehensive inventory of an animal's health. Diagnostic assay test results will be posted to a secured location within the GeneThera website and accessible through confidential password.

  Competition
  Competition for GeneThera's assays varies according to the individual disease being tested. There is no competitor for GeneThera's diagnostic assay test of Chronic Wasting Disease via the blood of elk and/or deer as GeneThera offers the first such testing methodology available in the market.

  Competition in the E.coli and/or processed food product area comes primarily from small commercial veterinary diagnostic labs and University or government based Microbiology programs, such as the Colorado State or the USDA lab in Ames, Iowa, that employ laboratory based neurological tissue culture processes in the area of Mad Cow or Chronic Wasting diseases. These processes take significantly longer than the processes being developed by GeneThera and require extraction of tissue or fluids not easily performed in the field.

  Distribution
  The Company will utilize its website for consumer purchase of its Field Collection system. Packaging, coding, assembly and outgoing delivery of consumer-ordered Field Collection systems will be managed through a contracted packager located in Denver, Colorado. All blood samples collected (either by hunters or breeders) will be returned through common carrier to GeneThera's labs located in Wheat Ridge, Colorado. Upon receipt, each blood sample, already coded via an individual vial, will be entered into GeneThera's database, thereby assuring complete control through the diagnostic assay to the posting of the assay results on GeneThera's website for password-secured access by the sample submitter.

  Primary Supplier
  GeneThera's molecular assays are built on Applied BioSystems, Inc.'s proprietary system of hardware, software and disposable agents ("the System"). GeneThera has rights as sublessee of the system, which is subject to a capital lease. While there are other suppliers of equipment and software that could support the GeneThera technology, GeneThera believes that ABI's system is superior and that ABI is a stable company capable of providing the resources necessary to sustain GeneThera's business plan.

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

  Roche International also manufactures hardware and software that is compatible with GeneThera's "System". This would require additional testing of such hardware and software before GeneThera would consider modifying its lab design.

  Government Regulations
  GeneThera's current set of assays for elk/deer and beef come under the jurisdiction of the Food Safety and Inspection Service of the United States Department of Agriculture (the "USDA"). The USDA's mission is to enhance the quality of life for the American people by supporting production of agriculture and ensuring a safe, affordable, nutritious and accessible food supply. The Food Safety and Inspection Service (the "FSIS"), ensures that the nation's commercial supply of meat, poultry and egg products is safe, wholesome and correctly labeled and packaged. The FSIS sets standards for food safety and inspects meat, poultry and egg products produced domestically and imported. The Service inspects animals and birds at slaughter and processed products at various stages of the production process and analyzes product for microbiological and chemical adulterants. FSIS also informs the public about meat, poultry and egg product safety issues.

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

  As GeneThera enters the validation phase for each of the assays under development, a simultaneous review of outcomes and efficacy will be coordinated with the USDA and other governmental agencies as appropriate to the individual disease/vaccine being pursued. Importantly, GeneThera has received already USDA endorsement of its primary lab facility as well as authorization to proceed to commercialization of its CWD diagnostic assay. GeneThera will satisfy the USDA's Validation Study requirement by the end of 2003 as a prerequisite to its planned development of a CWD vaccine. This validation process generally takes between 2 and 4 months, assuming the successful validation of the original assay design. In the event that the Company cannot validate the original assay design, then the process would be delayed as the Company redesigns the assay until it achieves a successful validation of such design.

  EMPLOYEES

  As of May 15, 2002, the Company had a total of three (3) full-time employees and two (2) consultants who devote substantial effort on the Company's behalf. None of the employees of the Company are represented by a collective bargaining unit.

  RISK FACTORS

  We encounter various risks related to our business and our industry. These include the following risks.

  Development Stage Company
  We have a history of losses and may never become profitable. Our primary subsidiary, GeneThera, Inc., is a development stage company. As such, GeneThera, Inc. will continue to incur high research and development expenses and may not generate revenue with the Company's June, 2003, launch of its CWD diagnostic assay. There can be no assurance that the Company will become profitable.

 The Loss of Key Personnel Could Adversely Affect The
 Company

 The Company depends to a large part on the efforts and continued employment of Antonio Milici, M.D., Ph.D., our President and Chief Executive Officer. The loss of the services of Dr. Milici could adversely affect our business. Currently, we are managed by the members of a single-family, giving them influence and control over corporate transactions and their interests may differ from those of other shareholders. Our Board of Directors consists solely of Dr. Milici, with Tannya L. Irizarry serving as income Chief Financial Officer. Ms. Irizarry is Dr. Milici's wife.

Rapid Growth May Place Significant Demands on our
Resources

We expect significant expansion of our operations. Our anticipated future growth will place a significant demand on our managerial, operational and financial resources due to:

* the need to manage relationships with various strategic partners and other third parties;

* difficulties in hiring and retaining skilled personnel necessary to support our business;

* the need to train and manage a growing employee base; and

* pressures for the continued development of our financial and information management systems.

If we have not made adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed.

  Government Regulation
  The Company is subject to or affected by laws and regulations that govern, for example: (i) nutritional supplements; and (ii) the testing of animals for the presence of certain diseases. The failure to comply with these laws and regulations, or to obtain applicable governmental approvals, could result in the imposition of penalties, cause delays in, or make impossible, the marketing of our products and services.

  Item 2.    Description of Property
  FHNI currently leases 1,200 square feet of office space on a month-to-month basis in Miami Shores, Florida at $745.50.
  Our total rent expense for the year ended December 31, 2001 was $17,256.

  GeneThera 's executive offices are located in Wheatridge, Colorado. They occupy this facility under a lease, which terminates in December 31, 2005, with an option to extend the lease for an additional five years. GeneThera considers the current space adequate. Annual lease costs were $45,150 in 2001 and will rise to $63,337.00 in 2005.

  Item 3.    Legal Proceedings

 None

  Item 4.    Submission of Matters to a Vote of Securities
                 Holders

  On September 17, 2002, the majority of our shareholders, by written consent, approved the addition of two new members to our board, Ms. Loretta Zapp and Mr. John T. Koslosky. Both Ms. Zapp and Mr. Koslosky are outside independent directors and were to serve on the Company's audit committee and will have full power, collectively, to implement any other actions required by the Company to be in compliance with Nasdaq's audit committee requirements and corporate governance and or policies published or suggested by the Securities Exchange Commission and the Company's independent auditors. Further, Ms. Zapp, Mr. Koslosky and Dr. Milici were to form and serve as the Compensation and Executive Search Committee to govern compensation policy, including but not limited to approval of grants and administration of the Company's Stock Incentive Plan and all executive staffing. This Committee shall operate and decisions shall be implemented and approved on the basis of majority vote between three members. As of April 14, 2003, neither Ms. Zapp nor Mr. Koslosky have accepted their positions with the Company. Ms. Zapp has confirmed she will assume her position once the Company has completed and filed the Amendments to the Articles of Incorporation to change the name of the Company to GeneThera, Inc and to provide for 100,000,000 authorized common shares and 10,000,000 preferred shares. Mr. Koslosky will no longer be involved in the Company.

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

                           PART II

  Item 5.    Market Price of and Dividends on the Registrant's
                 Common Equity and other Shareholder Matters.

  The Company Common Stock currently trades on the  Over
  -the-Counter Bulletin Board    ("OTC") under the symbol
   GTHAE.OB, but is anticipated to resume trading in the near future on the Over-the-Counter Bulletin Board ("OTC") under the symbol GTHA.OB.. The following sets forth the range of high and low bid quotations for the periods indicated as reported by Bloomberg L.P. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions. The following numbers have been adjusted to reflect an eight for one reverse stock split in January 2002.


  Quarter Ended                High bid            Low bid
  ------------------                 ----------            ---------

  March 31, 2000                 46.00                9.00
  June 30, 2000                    22.00                4.50
  September 30, 2000          22.00                5.25
  December 31, 2000           18.00                5.25
  March 31, 2001                   5.25                1.75
  June 30, 2001                      5.68                1.52
  September 30, 2001            3.52                1.60
  December 31, 2001             3.2                 1.12
  March 31, 2002                   3.40               2.50
  June 30, 2002                      1.73                1.73
  September 30, 2002            3.15                3.02
  December 31, 2002             1.50                1.25


  There are no restrictions on the payment of dividends. We have paid no dividends to date and none are anticipated. As of April 14, 2002, there were approximately 425 holders of record of the Company Common Stock.

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

  On January 10, 2002, 2,365,950 shares of common stock valued at $0.105 per share were issued to an unrelated party for $83,262 in cash.

  On February 25, 2002, the Company executed stock purchase agreements for the acquisition of 92.9% of the issued and outstanding shares of capital stock of GeneThera, which resulted in GeneThera becoming a subsidiary of the Company. The Company anticipated that it would acquire an additional 6.3% of the outstanding GeneThera common stock in the future. Pursuant to the stock purchase agreements with the Former GTI Shareholders, the Company agreed to issue an aggregate of 8,305,950 shares of its shares of Common Stock to these shareholders. At the time of the closing of the acquisition of GeneThera, the Company did not have sufficient authorized shares of Common Stock to issue such shares. Consequently, under Florida Law, the issuance of such authorized shares would be void. In May 2002, the Former GTI Shareholders holding approximately 94% of the 92.9% of shares of GeneThera common stock acquired by the Company agreed to accept shares of the Company's Common Stock promptly following the effectiveness of the approval by the Company's shareholders either to (i) increase the number of authorized shares of Common Stock ("Proposal 1"); or (ii) reincorporate in Delaware with a sufficient number of authorized shares ("Proposal 2") in complete satisfaction of the Company's obligation to them to issue and deliver shares of its Common Stock.

  Pursuant to the May Amendments, the Company agreed with the Former GTI Shareholders that if it does not receive approval by December 31, 2002 to increase its authorized capital pursuant to either Proposal 1 or, at the Company's option, Proposal 2, then such Former GTI Shareholders may at any time thereafter elect to forego their rights to receive shares of the Common Stock of the Company and have their shares of GeneThera returned to them. Upon election and notice by the GTI Shareholders on March 14, 2003,the Company entered into a Mutual Release and Rescission of Contract ("Mutual Release") with the GTI Shareholders. The partial delivery of Company shares which were issued under this Agreement were returned to the Company and the GeneThera shares were returned by the Company

  This Mutual Release was entered into to correct and nullify several contractually incomplete attempts to create a wholly owned subsidiary and subsequent attempt to merge the Company
  with GeneThera.   The Board of Directors determined that the
  Company's best interest would be served by the issuance of 1,000,000 shares for a partial ownership of GeneThera in which is commonly referred to as a reverse acquisition. A Reverse Acquisition Agreement was executed simultaneously with the Mutual Release and Rescission of Contract on March 28, 2003. Under the terms of the negotiations, one million (1,000,000) common shares were issued from the authorized shares to acquire 51% of the ownership of GeneThera. There currently are no further discussions, contracts, or negotiations contemplated at this time to acquire the remaining 49% of GTI.

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

  Since January 15, 2002, the Company issued convertible promissory notes bearing an interest rate of 6% per annum in the aggregate principal amount of Three Hundred Eighty Seven Thousand Six Hundred Dollars ($387,600) to a limited number of holders. In May, 2002, Three Hundred Fifteen Thousand Seven Hundred Dollars ($315,700) of principal under the notes converted to Common Stock at the rate of one share for each dollar of outstanding principal and accrued but unpaid interest. The Company has subscriptions for the issuance to some of the original holders of additional notes in the aggregate principal amount of One Hundred Thousand Dollars ($100,000) upon the satisfaction of certain conditions. The notes bear interest at the rate of 6% per year through the maturity date, which is January 15, 2005. The notes automatically convert into Common Stock at any time the price of the shares on an exchange close above Three Dollars ($3.00) per share for twenty (20) consecutive trading days. In the absence of such event, each holder may elect to convert all, or a portion of the principal outstanding on his or her note. The conversion rate is one share for each dollar of outstanding principal and accrued but unpaid interest.

  On December 12, 2002, the Company issued a convertible promissory note bearing interest at the rate of 8% per annum in the principle amount of Fifty Thousand Dollars ($50,000) to Fidra Holdings Ltd. Under the terms of the convertible promissory note, the holder of the note is entitled to convert all sums due under the December12 Note for $.50 per share. As of April 14, 2003, the December 12 Note has not been converted.

  On December 24, 2002, the Company issued a Convertible Promissory Note bearing interest at the rate of 8% per annum in the principle amount of One Thousand Dollars ($1,000). Under the terms of the Convertible Promissory Note, the holder of the Note is entitled to convert all sums due under the December 24 Note for $0.50 per share. As of April 14, 2002, the December 24 Note has not been converted.

  On December 27, 2002, the Company issued a Convertible Promissory Note bearing interest at the rate of 8% per annum in the principle amount of Ten Thousand Dollars ($10,000). Under the terms of the Convertible Promissory Note, the holder of the Note is entitled to convert all sums due under the December 27 Note for $0.50 per share. As of April 14, 2002, the December 27 Note has not been converted.

  Item 6.    Management's Discussion and Analysis or Plan of
  Operation

  The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

  FHNI DISCUSSION AND ANALYSIS

  FHNI has had a long history of losses and flat to negative growth in revenues. In light of the Company's belief that the GeneThera business holds greater promise for long-term growth and value, the Company's Board of Directors are considering submitting to the Company's shareholders for approval a proposal to enter into the FHNI Stock Sale. The FHNI Stock Sale, which is proposed on terms and conditions based upon an arm's length transaction, would reduce the Company's overall debt and permit the Company to focus its resources on the GeneThera business. The Company is now considering other options before completing the FHNI Stock Sale such as continuing the operations, redeveloping the business, ceasing the FHNI operations by winding up FHNI affairs or licensing the FHNews business.

  RESULTS OF OPERATIONS

  Revenues for the three-month period ended December 31, 2002 were $17,915 compared to $31,345 for the same period last year. The decrease is attributable to reduced research fees at GeneThera and lower sales at FHNI. Sales for the year ended December 31, 2002 were $82,516, a 34% decrease over sales for the year ended December 31, 2001. The decrease was due to Hand Brand focusing on the pre-launch development of our direct selling program at the expense of our normal sales and marketing.

  Gross profit margin declined to $52,164.

  General and administrative expenses more than doubled for the current period as compared to the prior period. The increase is primarily attributable to the consolidation of GeneThera's expenses with those of FHNI and at the parent level.

  Personnel and professional expenses (consulting and professional fees and salaries) increased from $195,000 for the prior fiscal year ending December 31, 2001 to $549,447 for the year ending December 31, 2002. Comparing the year ended December 31, 2001 to the year ended
  December 31, 2002, expenses grew substantially from $629,976 to $1,013,650. Most of this increase relates to the development of the Company's management team following the acquisition, as well as professional and legal fees incurred as part of such acquisition and preparation of the Company's periodic and other filings with the Securities and Exchange Commission.

  The Company recorded a loss of $1,290,589 compared to $453,664 for the year ended December 31,2001.

  Total assets of the Company for the year ended December 31, 2002 were $324,518.

  Total current liabilities at December 31, 2002 were $777,637. Short term notes payable includes a $93,000 note for the purchase of laboratory equipment. Approximately
  $35,000 relates to notes that are in default.

  Based upon the Company's planned divestiture or closure of FHNI and the acquisition of GeneThera, the above discussion of FHNI's operations is not anticipated to be indicative of future operating results.

  GENETHERA PLAN OF OPERATION

  Background
  GeneThera is a development stage company (as such term is defined by the Securities and Exchange Commission ("SEC") and Generally Accepted Accounting Principles) and has had negligible revenues from operations in the last two years. As a development stage company, its research and development expenditures cannot be capitalized.

  GeneThera plans to develop proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer), E.coli (predominantly cattle) and Johne's Disease
  (predominantly cattle and bison) are in development.

  Development Process
  The development process of such assays has six primary phases. These are: (i) the identification of the disease condition targeted and the valuation of the target market's size, penetration requirements and profit potential; (ii) the design of the assay by defining the indicators of the presence of disease and establishing internal controls;
  (iii) the establishment of baseline performance criteria;
  (iv) the defining of the assay efficacy outcomes; (v) the validation of the assay; and (vi) commercialization. Assuming that an assay is validated in accordance with the original assay design, the entire scientific process for the development of such an assay through to its commercial application is approximately one year. At present, the Company is in the process of establishing baseline performance criteria (phase 3) for the assays for Chronic Wasting Disease and E.coli. For all other targeted diseases, the Company is either in the market valuation stage or in the process of designing the assay.

  Business Model
  GeneThera's business model has four features. First, we believe that our focus, the non-human testing market, has great profit potential without a lengthy approval or certification processes. Over the next year, the Company intends to introduce a number of individual assays for the detection of Chronic Wasting Disease in live animals as well as recently harvested animals, the detection of Johne's Disease in all ruminants, the detection of a certain type of E-coli in beef. Second, we intend to develop a modularized approach to each assay such that each assay will be standardized around a specific set of equipment using consistent laboratory procedures. This will allow for placement of individual modularized laboratories in any geographic location including existing independent labs or on-site with the end-user. In addition to this modularized approach to each assay, GeneThera has developed a proprietary "Field Collection System" by which to standardize the management of blood samples to insure maximum test performance efficacy. Additionally, this Field Collection System serves as a primary revenue resource for the Company. Third, we believe that our planned modularized laboratory approach will provide the high volume throughput necessary for effective and cost-efficient commercial operations. Finally, GeneThera's hardware and software platform will allow for the continual collection, analysis and management of assay results over time. With the data available from this system, animal owners, feedlot managers, food producers, and veterinarians will have a comprehensive inventory of the animal's health.

  Field Collection SystemTM (FCS)

  On Sept. 23, 2002, GeneThera, Inc. announced that it is making available to State Animal Health Agencies, a field blood collection system to test for Chronic Wasting Disease
  (CWD) in both live and harvested animals. This FCS serves to standardize the process for blood sample collection, the actual testing for the presence of CWD to be conducted at the GeneThera labs. GeneThera will brand the system as "Field Collection System". There are two types of FCS available from GeneThera. One is for hunters; the second for breeders of domesticated elk/deer. The FCS for hunters retails at $10 each; the FCS for breeders retails at $7 each. The FCS design for CWD blood sample collection will serve as the design for all subsequent diseases for which GeneThera will pursue diagnostic assay testing.

  Dr. Glen Zebarth, an industry expert, has agreed to oversee a "Blind Study" with the State Animal Health Agencies to ensue validation of GeneThera's CWD assay, the FCS being an important component of securing the integrity of collected blood samples.

  GeneThera built the CWD test on its proprietary molecular diagnosis platform to allow high sensitivity results and volume testing. To date, we have received and tested a limited number of normal and contaminated CWD blood samples from Colorado, Minnesota, South Dakota and Wyoming.

  The "Blind Study" will begin with various State and Federal Agencies lab testing both CWD infected and non-infected samples. The tested samples will then be compared to the Agencies biology reports. Dr. Glen Zebarth will publish a final report.

  Fast track validation and acceptance from the State and Federal Agencies is imperative in order for GeneThera to begin mass volume. Large scale sequencing of the DNA field tests will allow GeneThera to study the genomic make-up of CWD and possibly lead to a therapy or a vaccine, this being a part of GeneThera's 2004 business plan activity.

  The GeneThera processing lab is highly automated using Fluorogenic Real Time PCR (F-PCR) testing. The Company has integrated robotics and data collection and analysis databases with the F-PCR platform. This platform combined with, GeneThera developed proprietary diagnostic software for genetic expression allows high through-put testing. GeneThera's processing capacity will allow for 19,200 tests per month by June 2003. Further, this capacity should increase to 61,440 tests per month by December 2003. Each diagnostic assay will be $10.00; the results will be available within 24 hours.

               LIQUIDITY AND CAPITAL RESOURCES

  The Company had a cash balance of $9,144 as of December 31, 2002. With the acquisition of 51% of GeneThera, it is estimated that it will require outside capital for the year 2003 for the commercialization of GeneThera's CWD assays.

  The Company sought to address its capital needs in several ways discussed below, including entering into a $1,000,000 Secured Convertible Line of Credit on August 14, 2002 (as described below, the Convertible Line of Credit). Because the conditions for use of the Convertible Line of Credit and the PELC Facility (defined below) were never met by the respective funder as a result of the funders' repeated defaults and because we have been unable to obtain significant additional financing for operations, we were forced to curtail our operations. Nevertheless, at the present time, and assuming continued forbearance by two creditors of GeneThera on defaulted notes in the approximate amount of $35,279, we believe we have adequate working capital through June 30, 2003. However, our financial statements for the year ended December 31, 2002 contain a going concern qualification expressing doubt regarding our ability to continue operating.

  Convertible Notes
  To relieve its cash flow crisis, since January 15, 2002, the Company issued convertible promissory notes in the aggregate principal amount of Three Hundred Eighty Seven Thousand Six Hundred Dollars ($387,600) to a limited number of holders. In May, 2002, Three Hundred Fifteen Thousand Seven Hundred Dollars ($315,700) of principal under the notes converted to Common Stock at the rate of one share for each dollar of outstanding principal and accrued but unpaid interest. The Company has subscriptions for the issuance to some of the original holders of additional notes in the aggregate principal amount of One Hundred Thousand Dollars ($100,000) upon the satisfaction of certain conditions. The notes bear interest at the rate of 6% per year through the maturity date, which is January 15, 2005. The notes automatically convert into Common Stock at any time the price of the shares on an exchange close above Three Dollars ($3.00) per share for twenty (20) consecutive trading days. In the absence of such event, each holder may elect to convert all, or a portion of the principal outstanding on his or her note. The conversion rate is one share for each dollar of outstanding principal and accrued but unpaid interest.

  On December 12, 2002, the Company issued a convertible promissory note bearing interest at the rate of 8% per annum in the principle amount of Fifty Thousand Dollars ($50,000) to Fidra Holdings Ltd. Under the terms of the convertible promissory note, the holder of the note is entitled to convert all sums due under the December12 Note for $.50 per share. As of April 14, 2003, the December 12 Note has not been converted.

  On December 24, 2002, the Company issued a Convertible Promissory Note bearing interest at the rate of 8% per annum in the principle amount of Ten Thousand Dollars ($10,000). Under the terms of the Convertible Promissory Note, the holder of the Note is entitled to convert all sums due under the December 24 Note for $0.50 per share. As of April 14, 2002, the December 24 Note has not been converted.

  On December 27, 2002, the Company issued a Convertible Promissory Note bearing interest at the rate of 8% per annum in the principle amount of One Thousand Dollars ($1,000). Under the terms of the Convertible Promissory Note, the holder of the Note is entitled to convert all sums due under the December 27 Note for $0.50 per share. As of April 14, 2003, the December 27 Note has not been converted.

  Convertible Line of Credit

  On August 14, 2002 the Company entered into an agreement for a $1,000,000 Convertible Line of Credit. Under the Convertible Line of Credit the Company was to drawdown the funds in five monthly installments through November 15, 2002. The transaction was never completed due to the funder and contracting party defaulting in its funding obligation. The Company did not receive any proceeds and canceled the agreement for the Convertible Line of Credit on March 28, 2003 by Board action.

  Private Equity Line of Credit
  On January 16, 2002, the Company and Prima Capital Growth Fund LLC (the "Investor") entered into the Private Equity Line of Credit Agreement (the "PELC Agreement"), a Registration Rights Agreement and Warrants to purchase up to 600,000 shares of the Company's Common Stock at $1.00 per share. Under the PELC Agreement, the Company was to issue and sell, from time to time, shares of its Common Stock for cash consideration up to an aggregate of $30 million (the "PELC Facility"). The Company intended to use the PELC Facility to make investments in GeneThera from time to time, consistent with approved budgets and the attainment of planned milestones, to fund continuing operations.

  Pursuant to the PELC Agreement, the Company was required to pay a commitment fee of $300,000 and to file a Registration Statement relating to shares that may be sold under the PELC Facility. On March 4, 2002, the Investor agreed to amend the PELC Agreement to permit the payment of the commitment fee upon the earlier to occur of (i) the Company receiving $800,000 of equity financing prior to the filing of the Registration Statement; or (ii) September 15, 2002. The amendment also provided the Investor with the right, but not the obligation, to convert all or any portion of the commitment fee to shares of Common Stock based upon a value of $1.00 per share. The Company recorded the commission fee of $300,000 as deferred cost to be amortized over a period of 36 months. On September 28, 2002, the option to convert into shares of common stock was exercised. After a 2:1 forward stock split, 660,000 shares of common stock were issued. After the 660,000 shares of common stock were issued, the transaction was never completed due to the funder and contracting party defaulting in its funding obligation. The Company did not receive any proceeds and canceled the agreement for the Private Equity Line of Credit on March 28, 2003 by Board action. We fully paid the remaining commitment fees.

  Reverse Stock Split

  In January 2002, the Board amended the Articles of Incorporation to effect a reverse split of all outstanding shares of common stock at an exchange ratio of one-for-eight. Under
  Florida law, the authorized common shares was reduced to 1,562,500 shares although the par value remained unchanged at $0.001 per share.

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

  Item 7.    Financial Statements

  The following consolidated financial statements of the Company and report of independent certified public accountants required by this item are filed herewith in this Form 10-KSB.

                HAND BRAND DISTRIBUTION, INC.
                              AN SUBBSIDIARIES

          CONSOLIDATED FINANCIAL STATEMENTS

        YEARS ENDED DECEMBER 31, 2002 AND 2001

 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2002 AND 2001

                                   TABLE OF CONTENTS

                                                                       Page No.

  Independent Auditors' Report                              2

  Consolidated Balance Sheets                               3

  Consolidated Statements of Operations                5

  Consolidated Statements of Changes in
   Stockholders' Equity (Deficit)                             6

  Consolidated Statements of Cash Flows               9

  Notes to Consolidated Financial Statements        11



                 INDEPENDENT AUDITORS' REPORT


  To the Board of Directors
  Hand Brand Distribution, Inc. and Subsidiaries
  Wheat Ridge, CO

  We have audited the accompanying consolidated balance sheets of Hand Brand Distribution, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hand Brand Distribution, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has no established source of revenue, recurring losses from operations, cash used in operations and accumulated deficit. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  /s/ Sewell and Companhy

  SEWELL AND COMPANY, PA


  Hollywood, Florida
    May 6, 2003

HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31,

                                                 Assets

                                                    2002                  2001

Current assets
 Cash                                      $     9,144           $    1,148
 Accounts receivable, net              5,517                   -
 Inventory                                      1,074                   -
Total current assets                      15,715                1,148

Property and equipment, net      238,874             75,786

Other assets
 Deposits                                        5,929                -
 Goodwill and trademark, net      32,020                -
 Deferred cost                              31,960             30,107
 Other assets                                 69,909            30,107

                                               $  324,518       $ 107,041

                            See notes to financial statements.
                                                     3



HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31,

                      Liabilities and Stockholders' (Deficit)

                                                      2002                  2001

Current liabilities
 Bank overdraft                        $       -                  $       403
 Accounts payable                       180,020                33,032
 Accrued expenses                       342,667                   -
 Deferred income                             5,900                   -
 Lease pyable                                   6,367                   -
 Loan payable                                50,000                50,000
 Notes payable                             131,683                35,279
 Convertible notes payable              61,000                    -
Total current liabilities                    777,637              118,714

Long term lease payable                 26,534                    -
Long term notes payable                 25,200                   -
Long term convertible notes
 payable                                        235,600                   -

Minority interest in consolidated
 subsidiary                                     209,402                   -

Stockholders' (deficit)
 Common stock $.001 par value,
 authorized 3,125,000 shares;
 issued 18,621,476 shares; and
 outstanding 2,009,576 shares         18,621              981,400
Additional paid in capital            2,433,240                  2,000
Accumulated (deficit)                (3,401,716)           (995,073)
                                               (949,855)             (11,673)
                                              $    324,518           $ 107,041

                                See notes to financial statements
                                                          4


HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATION
                          YEARS ENDED DECEMBER 31


                                                  2002                  2001

Income
 Sales net of returns                $      77,516          $       -
 Research fees                                  5,000             125,382
                                                      82,516             125,382
  Cost of sales                               (30,352)                  -

Gross profit                                    52,164              125,382

Expenses
 Salaries                                       301,198              195,000
 Professional fees                         248,249                   -
 General and administrative
  expenses                                   188,778             104,705
 Lease expense                             98,457               68,144
 Lab expenses                              51,606                42,259
 Consulting                                   47,664              184,946
 Depreciation and amortization      44,383                24,000
 Sales expenses                            18,823                     -
 Insurance                                    14,496                 10,922

                                              1,013,654               629,976

Loss from operations               (961,489)             (504,594)

Other income (expenses)
  Other income                                 305                 53,365
  Other expenses                          (2,833)                   -
  Litigation expense                     (75,475)                   -
  Interest expense                      (314,094)               (2,435)

Net loss from operations        (1,353,587)           (453,664)

Minority interest in loss of
 consolidated subsidiary               62,998                    -

Net loss                              $ (1,290,589)        $ (453,664)

  Loss per common share     $         (0.07)         $      (0.23)


                               See notes to financial statements.
                                                        5



HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY (DEFICIT)
            YEARS ENDED DECEMBER 31, 2002 and 2001

                                                            Common Stock
                                                      Shares              Amount

Issuance of common stock to
 founders for consulting services
 rendered at an aggregate of
 $36,000                                    $2,520,000          $  2,520

Issuance of common stock in
 exchange for equipment
 supplies and cash                           600,000                 600

Issuance of common stock
 according to a contract for
 computer services and
 financing                                       360,000                 360

Issuance of common stock
 in exchange for cash                       30,000                   30

Issuance of common stock
 in exchange for leased
 equipment of which the
 Company will retain
 ownership at the end of
 the lease                                       422,400                 422

Balance December 31, 1999      3,932,400               3,932

Issuance of common stock in
 exchange for consulting
 services rendered                         150,000                 150

     sub-total                               4,082,400          $  4,082


                                                     Paid in     Accumulated
                                                     Capital           Deficit

Issuance of common stock to
 founders for consulting services
 rendered at an aggregate of
 $36,000                                  $     33,480          $   -

Issuance of common stock in
 exchange for equipment
 supplies and cash                           99,400

Issuance of common stock
 according to a contract for
 computer services and
 financing                                        59,640

Issuance of common stock
 in exchange for cash                        4,970

Issuance of common stock
 in exchange for leased
 equipment of which the
 Company will retain
 ownership at the end of
 the lease                                        69,978

Net loss 1999                                                 (154,750)

Balance December 31, 1999        267,468      (154,750)

Issuance of common stock in
 exchange for consulting
 services rendered                         24,850

     sub-total                            $   292,318   $(154,750)



                                                              Total

Issuance of common stock to
 founders for consulting services
 rendered at an aggregate of
 $36,000                                           $     36,000

Issuance of common stock in
 exchange for equipment
 supplies and cash                                 100,000

Issuance of common stock
 according to a contract for
 computer services and
 financing                                                60,000

Issuance of common stock
 in exchange for cash                                5,000

Issuance of common stock
 in exchange for leased
 equipment of which the
 Company will retain
 ownership at the end of
 the lease                                                 70,400

Net loss 1999                                       (154,750)

Balance December 31, 1999                 116,650

Issuance of common stock in
 exchange for consulting
 services rendered                                   25,000

     sub-total                                     $   141,650


                               See notes to financial statements
                                                      6



HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY (DEFICIT)
            YEARS ENDED DECEMBER 31, 2002 and 2001

                                                          Common Stock
                                                     Shares              Amount

     sub-total                              $4,082,400          $ 4,082

Issuance of common stock in
 exchange for an agreement
 for management and financing
 for $80,000                              1,200,000             1,200

Issuance of common stock in
 exchange for a consulting
 agreement                                     60,000                   60

Balance December 31, 2000     5,342,400              5,342

Issuance of common stock
 to an officer in lieu of salary      6,750,000              6,750

Issuance of common stock
 to an employee in lieu of
 salary                                         360,000                  360

Issuance of common stock to
 and employee in lieu of salary       90,000                   90

Issuance of common stock in
 exchange for an agreement for
 management and financing for
 $25,000                                    360,000                 360

Issuance of common stock in
 exchange for consulting
 services                                     600,000                 600

Balance December 31,
 2001                                    13,502,400        $  13,502




                                                     Paid in     Accumulated
                                                   Capital           Deficit

     sub-total                      $       292,318     $ (154,750)

Issuance of common stock in
 exchange for an agreement for
 management and financing for
 $80,000                                   198,800

Issuance of common stock in
 exchange for a consulting
 agreement                                  11,940

Balance December 31, 2000     503,058        (541,409)

Issuance of common stock
 to an officer in lieu of salary      233,250

Issuance of common stock to
 an employee in lieu of salary       59,640

Issuance of common stock to
 an employee in lieu of salary       14,910

Issuance of common stock in
 exchange for an agreement for
 management and financing for
 $25,000                                    59,640

Issuance of common stock in
 exchange for consulting
 services                                     99,400

Net loss, 2001                                              (453,664)

Balance December 31,
 2001                                 $   969,898    $  (995,073)



                                                              Total

     sub-total                               $   141,650

Issuance of common stock in
 exchange for an agreement for
 management and financing for
 $80,000                                                200,000

Issuance of common stock in
 exchange for a consulting
 agreement                                               12,000

Net loss 2000                                       (386,659)

Balance December 31, 2000                  (33,009)

Issuance of common stock to
 an officer in lieu of salary                     240,000

Issuance of common stock to
 an employee in lieu of salary                 60,000

Issuance of common stock to
 an employee in lieu of salary                 15,000

Issuance of common stock in
 exchange for an agreement for
 an agreement for management
 and financing for $25,000                       60,000

Issuance of common stock in
 exchange for consulting services            100,000

Net loss, 2001                                      (453,664)

Balance December 31, 2001                  (11,673)

                               See notes to financial statements
                                                      7



HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY (DEFICIT)
            YEARS ENDED DECEMBER 31, 2002 and 2001

                                                           Common Stock
                                                      Shares              Amount

     sub-total                                13,502,400         $  13,502

Issuance of common stock in
 exchange for cash                         4,731,900               4,732

Recapitalization on February 25,
 2002                                               697,176                  697

Minority interest                           (1,622,400)            (1,622)

Issuance of shares of common stock
 in connection with convertible
 notes payable                                  631,400                  631

Issuance of shares of common stock
 in connection with convertible
 notes payable                                    21,000                    21

Issuance of shares of common stock
 in connection with conversion of
 commitment fee                               660,000                  660

Balance December 31, 2002       18,621,476          $ 18,621



                                                      Paid in     Accumulated
                                                      Capital           Deficit

     sub-total                           $       969,898     $ (995,073)

Issuance of common stock in
 exchange for cash                            78,530

Recapitalization on February 25,
 2002                                          1,000,702       (1,116,054)

Minority interest                            (270,778)

Issuance of shares of common stock
 in connection with convertible
 notes payable                                315,069

Issuance of shares of common stock
 in connection with convertible
 notes payable                                  10,479

Issuance of shares of common stock
 in connection with conversion of
 commitment fee                             329,340

Net loss, 2002                                                  (1,290,589)

Balance December 31, 2002    $ 2,433,240    $(3,401,716)



                                                              Total

     sub-total                                     $     (11,673)

Issuance of common stock in
 exchange for cash                                   83,262

Recapitalization on February 25,
 2002                                                     (114,655)

Minority interest                                   (272,400)

Issuance of shares of common stock
 in connection with convertible
 notes payable                                        315,700

Issuance of shares of common stock
 in connection with convertible
 notes payable                                          10,500

Issuance of shares of common stock
 in connection with conversion of
 commitment fee                                    330,000

Net loss, 2002                                    (1,290,589)

Balance December 31, 2002                 (959,855)

                               See notes to financial statements
                                                      8



HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOW
                       YEARS ENDED DECEMBER 31,


                                                    2002                   2001

Cash flows from operating
 activities:
   Net loss                              $ (1,290,589)      $(453,664)

Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
   Depreciation and amortization        44,383            24,000
   Compensation in exchange for
     common stock                                 -                330,000
   Minority interest                             62,998                -
   Gain on transfer of asset                    -                 (12,594)
   Loan fee amortization                   300,000               -
   (Increase) decrease in accounts
     receivable                                     (5,517)              -
   (Increase) decrease in inventory      (1,074)              -
   (Increase) decrease in prepaid
     expenses                                         -                    -
   (Increase) decrease in other
      assets                                       (72,362)              -
   (Increase) decrease in accounts
    payable and accrued liabilities    515,826           28,839
   Increase (decrease) in deferred
    income                                          5,900              -

   Total adjustments                       850,154         370,245

 Net cash used in operating
  activities                                    (440,435)        (83,419)

Cash flows from investing activities:
 Cash payments for the purchase of
   lab equipment                           (11,534)            (2,400)

   Net cash used in investing
    activities                                 (11,534)            (2,400)

Cash flows from financing activities:
 Bank overdraft                              -                        403
 Payments on lease payable       (11,407)                -
 Principal payment on long-term
   debt                                            -                    (4,383)
 Principal payment on note
  payable                                  (27,000)                -
 Proceeds from issuance of
   common stock                       83,262             25,000
 Proceeds from loans payable  415,110             65,000

  Net cash provided by financing
   activities                              459,965            86,020
Net increase in cash and cash
 equivalents                                7,996                 201

Cash and cash equivalents,
 beginning of year                      1,148                  947

Cash and cash equivalents,
 end of year                         $   9,144          $   1,148

                         See notes to financial statements.
                                                   9



HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOW
                       YEARS ENDED DECEMBER 31,


                                                   2002                   2001

Supplemental disclosures of cash
 flow information:
  a) Cash paid during the period for:
       Interest expense                         $   1,666           $    1,616

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


On August 13, 2002, certain holders exercised their option to convert $10,500 in convertible notes payable per agreement dated August 12, 2002. After 2:1 forward stock split, 21,000 shares of common stock were issued.

In May, 2002, certain holders exercised their option to convert
$315,700 in convertible notes payable into 631,400 shares
(after a 2:1 forward stock split) of common stock at $1 per share.

On September 28, 2002, the Company issued 660,000 shares of common stock in connection with the conversion of a line of credit commitment fee plus legal expenses.

                    See notes to financial statements.
                                             10


       HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF
                SIGNIFICANT ACOUNTING POLICIES

  Business Description
  Hand Brand Distribution, Inc. ("the Company") was incorporated in November 1995, under the laws of the State of Florida. On January 23, 2002, ten shareholders of the Company entered into a stock purchase agreement with GeneThera, Inc. to acquire approximately 91% of its stock in a transaction accounted for as a recapitalization of GeneThera, Inc. (See Note 14). The Company is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

  GeneThera, Inc. was considered to be in the development stage for the year ended December 31, 2001, and the accompanying comparative financial statements represent those of a development stage company for that year. Activity during the development stage included organization of the Company, and implementation and revision of the business plan. The Company has also provided research services to unrelated parties.

  Principles of Consolidation
  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Family Health News, Inc. and GeneThera, Inc. All significant inter-company balances and transactions have been eliminated.

  Use of Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Property and Equipment
  Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which is 5 years.

                        Revenue Recognition
  Revenues are recognized when services are rendered.

  Advertising
  Advertising costs are charged to operations when incurred.    There
  were no advertising expenses for the years ended December 31, 2002 and 2001.

  Cash and Cash Equivalents
  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

          HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001

  NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF
                   SIGNIFICANT ACOUNTING POLICIES - continued

  Accounting Pronouncements
  The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company. Statement No.133 as amended by Statement No. 137 and 138, Accounting for Derivative Instruments and Hedging Activities established accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 141, Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 142 on April 1, 2002 did not have a material effect on the Company's financial position, results of operations, or liquidity.


  Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
  Disposed of   (SFAS 121).  Though it retains the basic requirements
  of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 144 on April 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.




            HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2002 AND 2001



  NOTE 2     BASIC EARNINGS (LOSS) PER SHARE

  Basic earnings (loss) per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings
  (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

  Basic weighted average number of shares outstanding at December 31 is as follows:

                                                     2002                2001
   Basic weighted and dilutive average
   number of shares outstanding               17,620,689      1,979,058

  The above calculation reflects the issuance of 16,611,900 shares (after 2:1 forward stock split) of the Company's common stock as of February 25, 2002 in connection with the acquisition of GeneThera, Inc. (See Note14)

  NOTE 3     CONCENTRATION OF CREDIT RISK

  Financial instruments that potentially subject the Company to credit risk include cash on deposit with three financial institutions amounting to $9,144 at December 31, 2002 and $1,148 at December 31 2001. Financial institutions insure depositors for up to $100,000 through the U.S. Federal
   Deposit Insurance Corporation.


  NOTE 4     PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 2002 and 2001 consisted of the following:

                                                                      Amortiza-
                                                                         Period
                                  2002            2001          in Years

 Computer              $   12,372    $     9,700            5
 Equipment                    5,414                 0            10
 Telephone system         3,400                 0             5
 Furniture & fixtures     76,743                 0             7
 Laboratory
    equipment              277,194      114,086            5

                                  375,123     123,786

 Less accumulated
depreciation              (136,249)    (48,000)

                               $ 238,874    $75,786


            HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2002 AND 2001

  NOTE 4     PROPERTY AND EQUIPMENT - continued

  Depreciation expense for the years ended December 31, 2002 and 2001 was $40,824 and $24,000, respectively.

  On February 25, 2002, through the acquisition of GeneThera, the Company acquired computers, laboratory equipment, furniture and fixtures totaling $75,786. (See Note 14)

  During the year ended December 31, 2002, the Company entered into capital lease agreements to acquire laboratory equipment and a computer. (See Note 5)

  NOTE 5     LEASES

  Capital Leases
  The Company's property under capital leases is included in property and equipment (See Note 4) and is summarized as follows:

                                         2002                     2001

   Laboratory Equipment       $    31,574              $           0
   Computer                                  2,672                           0

                                           34,246                           0
   Less:  Accumulated
    depreciation                            (1,306)                         (0)

   Net assets under capital
     leases                                $  32,940              $           0

  Operating Leases
  The Company has a lease agreement for its Florida facility, with monthly payments of $700 plus tax, renewable annually.

  The Company leases office space and vehicles under non-cancelable operating leases for its Colorado facility, which have initial terms in excess of one year.

  Total lease expense for the years ended December 31, 2002 and 2001 was $98,457, and $68,144, respectively.


            HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2002 AND 2001

  NOTE 5     LEASES - continued

  At December 31, 2002, future minimum annual lease payments under operating and capital leases are as follows:
                                                 Operating          Capital
                                                   Lease               Leases

   2003                                   $   78,031          $    6,367
   2004                                        63,337                6,655
   2005                                        63,337                7,155
   2006                                        63,337                7,374
   2007                                                 0                5,349
   2008 and thereafter                           0                       0

                                              $ 268,042          $  32,900

  Total interest expense under capital leases was $634 for the year ended December 31, 2002. There was no interest expense under capital leases for the year ended December 31, 2001.

  NOTE 6     LOAN PAYABLE

  The Company has an outstanding loan payable at December 31, 2002 and 2001 as follows:

                                                  2002                   2001

  Loan payable with no
     interest, due on demand,
     unsecured.                         $    50,000            $   50,000

  Less current portion                   (50,000)              (50,000)

  Total long-term loan payable $             0            $           0

  There was no interest expense for the years ended December 31, 2002 and 2001.


            HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 7     NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2002 and 2001 as follows:

                                                   2002                 2001

 Note payable with an interest rate of 7% per
 annum, payable in 5  payments of $1,500 and
 a lump sum balance on December 1, 2001,
 guaranteed jointly by the Company and its
  President.  The note is in default as of the date
  of this report.                       $   23,474          $  21,938

  Note payable with an interest rate of 14% per
   annum, payable principal and interest on
  August 31, 2001, unsecured.  The note is in
  default as of the date of this report.
                                                15,209              13,341

  Note payable to stockholder with interest
  at 6% due February 20, 2004; callable at the
  borrower's option.                 25,200                        0

  Note payable with no interest rate, payable
  $9,000 per month beginning July 2, 2002,
  due August 2, 2003; secured by equipment.
   (See Note 4)                       93,000                         0
                                            156,883                35,279

  Less current portion:          (131,683)             (35,279)

  Total long-term note
    payable                        $    25,200           $            0

  Total interest expense for the year ended December 31, 2002 and 2001 was $3,404 and $2,435, respectively.


            HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

  NOTE 8     CONVERTIBLE NOTES PAYABLE

  Unrelated Parties
  On February 25, 2002, the following notes were  renegotiated:

 * Convertible notes amounting to $84,800, with conversion rights into 1,375 shares of common stock

*    Note payable in the amount of $14,605, due on demand, and

*    Note payable in the amount of $58,900, due
            on demand.

  On April 22, 2002, the following notes were renegotiated:

* Note payable in the amount of $14,000, due on demand

  On May 10, 2002, the following notes were  renegotiated:

* Note payable in the amount of $200,000, due on demand

                                                    2002                 2001

  These notes, plus accrued interest
  totaling $18,995, were converted
  into a new note payable not to
  exceed $500,000, with interest at 6%
  due January 5, 2005; convertible
  into shares of common stock at a
  price of $1.00 per share.  Upon
  conversion of the note, all
  remaining interest shall be paid in
  common stock at $1.00 per share. As
  of the balance sheet date, the
  option to convert $315,700 into
  315,700 shares of common stock was
  exercised.                                   $  75,600            $         0

  Note payable to an unrelated party
  with interest at 6%; due January 5,
  2005; convertible into shares of
  common stock at a price of $1.00 per
  share.  Upon conversion of the note,
  all remaining interest shall be paid
  in common stock at $1.00 per share.
  As of the balance sheet date, the
  option to convert into shares of
  common stock was not exercised.      10,000                       0

    Note payable - line of credit loan
  not to exceed one million dollars.
  For each draw, the borrower will
  issue a convertible promissory note
  bearing a 6% interest rate per year
  through January 14, 2004, and 12%
  interest rate from January 15, 2004;
  convertible into shares of common
  stock at $1.40 per share, subject to
  adjustment.                                 150,000                       0


            HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2002 AND 2001

  NOTE 8     CONVERTIBLE NOTES PAYABLE - continued

                                                          2002          2001

  Series A convertible note payable to
  a shareholder, with interest at 8%;
  due May 12, 2003; convertible into
  shares of common stock at a price of
  $0.50 per share. As of the balance
  sheet date, the option to convert
  into shares of common stock was not
  exercised.                                       $   50,000      $          0

  Series A convertible note payable to
  an individual, with interest at 8%;
  due May 24, 2003; convertible into
  shares of common stock at a price of
  $0.50 per share. As of the balance
  sheet date, the option to convert
  into shares of common stock was not
  exercised.                                          10,000                  0

  Series A convertible note payable to
  a shareholder, with interest at 8%;
  due May 27, 2003; convertible into
  shares of common stock at a price of
  $0.50 per share. As of the balance
  sheet date, the option to convert
  into shares of common stock was not
  exercised.                                          1,000                  0

                                                  296,600                  0

  Less:  current portion                     (61,000)       (         0)

  Total long-term convertible notes
   payable                                       235,600       $          0

  Interest expense for the year ended December 31, 2002 was $10,215. There was no interest expense for the year ended December 31, 2001.

  NOTE 9     EQUITY LINE OF CREDIT

  On January 16, 2002, the Company entered into an agreement to obtain a private equity line of credit for up to $30,000,000, in exchange for common stock and warrants, for a period of 36 months, approved by the board of directors and based upon the following terms:

   * The purchase price for the common stock will be 87.5% of the market price determined by the weighted average market price computed for the 20 trading days following the request for the sale of the shares of common stock.

   * The Company shall register the resale of the common stock, to acquired and the 600,000 warrants to be issued, and the underlying shares of common stock pursuant to a Registration Statement to be filed with the Securites and Exchange Commisssion

   * 600,000 warrants to purchase common stock with an exercise price of $1.00 per share that will expire five years from the issue date.

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

  At December 31, 2002 the Company amortized the full amount of the commission fee as interest expense.

NOTE 10    STOCKHOLDERS' DEFICIT

  Common Stock
  On March 5, 1999, the Company issued 1,260,000 shares (after
  recapitalization   See Note 14) of common stock valued at $36,000
  according to an employment agreement, approved by the board of directors, to a founder for services rendered during 1999.
  Accordingly, consultant expense of $36,000 was charged to operations.

  On March 5, 1999, 300,000 shares (after recapitalization   See Note
  14) of common stock were issued in exchange for used equipment with a fair market value of $34,586, supplies, and other items totaling $25,414, and $40,000 in cash to an unrelated party. Accordingly, lab equipment was recorded at $34,586, supplies at $21,414, and glassware at $4,000 - the market value for these items.

  On April 1, 1999, according to a contract agreement to provide computer services, the Company issued 180,000 shares (after
  recapitalization   See Note 14) of common stock valued at $60,000,
  in exchange for computer & consulting services in the amount of $55,000, and $5,000 in cash. Accordingly, consultant expense of $55,000 was charged to operations.

          HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001

  NOTE 10    STOCKHOLDERS' DEFICIT - continued

  On April 1, 1999, 15,000 shares (after recapitalization   See Note
  14) of common stock valued at $1.00 per share were issued to an unrelated party for $500 in cash.

  On August 3, 1999, according to a contract agreement, the Company
  issued 211,200 shares (after recapitalization   See Note 14) of
  common stock valued at $70,400, in exchange for leased equipment with an estimated fair market value of $70,400, of which the Company will retain ownership at the end of the lease. Accordingly, the Company recorded the equipment at $70,400.

  On January 1, 2000, 75,000 shares (after recapitalization   See Note
  14) of common stock valued at $1.00 per share were issued in exchange for services rendered. Accordingly, consultant expense of $25,000 was charged to operations.

  On April 10, 2000, according to a contract agreement to provide management services, the Company issued 600,000 shares (after
  recapitalization   See Note 14) of common stock valued at $200,000,
  in exchange for management services in the amount of $120,000, and $80,000 in cash. Accordingly, consultant expense of $120,000 was charged to operations.

  On May 15, 2000, according to a contract agreement to provide consulting services, the Company issued 30,000 shares (after
  recapitalization   See Note 14) of common stock valued at $12,000.
  Accordingly, consultant expense of $12,000 was charged to operations.

  On February 15, 2001, the Company issued 3,375,000 shares (after
  recapitalization   See Note 14) of common stock valued at $240,000
  according to an employment agreement, approved by the board of directors, to an officer in lieu of salary for services rendered during 2000 & 2001. Accordingly, salary expense of $120,000 was charged to operations at December 31, 2001 and $120,000 in 2000.

  On February 15, 2001, the board of directors of the Company approved
  the issuance of 180,000 shares (after recapitalization   See Note
  14) of common stock valued at $60,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $60,000 was charged to operations.

  On February 15, 2001, the board of directors of the Company approved
  the issuance of 45,000 shares (after recapitalization   See Note 14)
  of common stock valued at $15,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $15,000 was charged to operations.

  On October 1, 2001, according to a contract agreement to provide management services, the Company issued 180,000 shares (after
  recapitalization   See Note 14) of common stock valued at $60,000,
  in exchange for management services in the amount of $35,000, and $25,000 in cash. Accordingly, consultant expense of $35,000 was charged to operations.

  On October 1, 2001, according to a contract agreement to provide consulting services, the Company issued 300,000 shares (after
  recapitalization   See Note 14) of common stock valued at $100,000.
  Accordingly, consultant expense of $100,000 was charged to operations.


            HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2002 AND 2001



  NOTE 10    STOCKHOLDERS' DEFICIT - continued

  On January 10, 2002, 2,365,950 shares (after recapitalization   See
  Note 14) of common stock valued at $0.105 per share were issued to an unrelated party for $83,262 in cash.

  On February 25, 2002, the Company acquired GeneThera, Inc.   The
  acquisition of GeneThera, Inc. has been treated as an acquisition of the Company by GeneThera, Inc., and a recapitalization of GeneThera, Inc. A total of 16,611,900 shares (after 2:1 forward stock split) of common stock of the Company equivalent to 91% of GeneThera, Inc. were issued as a result of the transaction, subject to stockholders' approval on or before December 31, 2002. (See Note
  14) The Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year.

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

  In May 2002, certain holders exercised their option to convert
  $315,700 in convertible notes payable into 631,400 shares (after a 2:1 forward stock split) of common stock at $1 per share.

  On August 13, 2002, certain holders exercised their option to convert $10,500 in convertible notes payable per agreement dated August 12, 2002. After a 2:1 forward stock split, 21,000 shares of common stock were issued.

  On September 28, 2002, the Company issued 660,000 shares of common stock in connection with the conversion of a line of credit commitment fee plus legal expenses.


  NOTE 11       INCOME TAXES

  At December 31, 2002, the Company had useable net operating loss carryforwards of approximately $2,111,127 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

  The valuation allowance was $419,000 at December 31, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will not be realized due to uncertainty of the Company's ability to generate future taxable income. The valuation allowance was adjusted based on estimated use of net operating losses through December 31, 2001 by $160,000.

          HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2002 AND 2001


  NOTE 11       INCOME TAXES - continued

  The Company has no current or deferred income tax due to its operating losses.

  The Company has a federal net operating loss carryforward at December 31, 2002 and 2001 of approximately $2,280,000 and $1,000,000, respectively, subject to annual limitations prescribed by the Internal Revenue Code, which is available to offset future
  taxable income through 2022.     A 100% valuation allowance has been
  recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

  Deferred taxes consist of the following:
                                                      2002               2001

  Current  taxes                             $            0     $              0

  Deferred tax assets:
       Net operating loss carryforward    323,000          189,000
       Less valuation allowance              (323,000)       (189,000)
  Net deferred tax assets                   $            0        $           0

  The Company's tax expense differs from the "expected" tax expense for the years ended December 31, (computed by applying the Federal Corporation tax rate of 15% to loss before taxes), as follows:

                                                     2002              2001
   Statutory rate applied to loss before
     income taxes                                $    192,000    $   58,000
   State income taxes, net of federal
     income tax effect                                  58,000    $  15,300
   Changes in valuation allowance            (250,000)     (73,000)

   Net deferred taxes                         $               0    $           0

  NOTE 12    COMMITMENTS

  On January 14, 2002, the board of directors voted to sell the stock of The Family Health News, Inc., subject to stockholder approval.

            HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 14    EMPLOYMENT AGREEMENTS

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

  NOTE 15    ACQUISITION

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

  The assets of Hand Brand Distribution, Inc. and GeneThera, Inc. are at historical cost as of December 31, 2002. GeneThera, Inc. was incorporated on October 5, 1998. The value of the net assets of Hand Brand Distribution, Inc. at the time of the acquisition is the same as the historical negative book value of ($114,654). For the recapitalization, equity accounts of GeneThera, Inc. have been restated, based on the ratio of exchange of 3 (three) shares of the Company for 1 (one) share of GeneThera, Inc. The Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year. Currently, the authorized shares are 3,125,000 (after 2:1 forward stock split). The board of directors has approved an increase in the number of authorized shares of common stock from 3,125,000 shares (after 2:1 forward stock split) to 100,000,000 shares, subject to stockholder approval.

  GeneThera, Inc. is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

            HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2002 AND 2001

  NOTE 15    CONTINGENCIES & LITIGATIONS

  As part of an agreement dated August 3, 1999, the Company issued 70,400 shares of common stock to an individual in exchange for leased equipment valued at $70,400, which the Company would own at the end of the lease. The individual ceased to pay the lease, and in an effort to retain the equipment, the Company paid the monthly
  payments.   Accordingly, the Company accrued a contingency of
  $34,540 for future lease payments, and $61,753 as litigation expense. The balance due for this equipment at December 1, 2002 was $16,112.

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

  NOTE 17    GOING CONCERN UNCERTAINTY

  These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2002 and 2001, the Company showed operating losses of $1,290,589 and $453,664 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $761,902 and $117,566 for the years ended December 31, 2002 and 2001 respectively.

  In addition, the Company is in default for payments on notes payable in the amount of $38,683, including accrued interest. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

  Item 8.    Changes in and Disagreements with Accountants on
               Accounting's Disclosure

  None

                          PART III

  Item 9.    Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

  DIRECTORS AND OFFICERS

  Below are the names and biographies of our Executive
  Officers, Directors and Nominees for Directors as of May 14,
  2003:


  Name                                    Age       Position
  -------------------------       ----   --------------------

  Antonio Milici, M.D., PhD     48     Chairman of the Board
                                                        of Directors, Chief
                                                        Scientific Officer

  Tannya L. Irizarry                   44     Chief Financial
                                                         Officer (Interim)

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

  TANNYA L. IRIZARRY serves as the Company's Chief
  Financial Officer (Interim) and Chief Administrative Officer of
  GeneThera, Inc.  Ms. Irizarry has a Bachelor in Business
  Administration from the University of Puerto Rico. She was an Administrative Manager and Project Coordinator at
  University of Texas M.D. Anderson Cancer Center.  Ms.
  Irizarry has over 15 years experience in the field of biotechnology and medical administration.

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

  Item 10.   Compensation of Directors and Executive Officers

  The following table sets forth certain summary information for the fiscal year ended December 31, 2002 concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2002. John Taggart, Nicolas Wollner, Henry J. Boucher, Jr., Antonio Milici, M.D.Ph.D., and Tannya L. Irizarry were the only executive officers during the fiscal year ended December 31, 2002.

  SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                                Year      Salary      Bonus

  John Taggart, Chairman,         2002       -0-           -0-
  President and Chief                 2001  $28,000        -0-
  Executive Officer(1)                2000  $28,000        -0-

  Nicolas Wollner(2)                 2002  $36,000        -0-
  Officer and Director

  Henry J. Boucher, Jr.(3)         2002      -0-            -0-
  Officer and Director

  Antonio Milici, MD, PhD        2002  $162,000     -0-
   Chairman, President and
   Chief Executive Officer(4)

  Tannya L. Irizarry                   2002  $72,000       -0-
  Interim Chief Financial
   Officer(5)

                                               Other             Restricted
                                              Annual               Stock
                                         Compensation        Awards
                                                  ($)                    ($)

  John Taggart, Chairman,           -0-                   -0-
  President and Chief
  Executive Officer(1)

  Nicolas Wollner(2)                   -0-                   -0-
  Officer and Director

  Henry J. Boucher, Jr.(3)           -0-                   -0-
  Officer and Director

  Antonio Milici, MD, PhD         -0-                   -0-
   Chairman, President and
   Chief Executive Officer(4)

  Tannya L. Irizarry                    -0-                   -0-
  Interim Chief Financial
   Officer(5)

                                             Securities
                                            Underlying           LTIP
                                          Options/SARs     Payouts
                                                  (#)                    ($)

  John Taggart, Chairman,           -0-                   -0-
  President and Chief
  Executive Officer(1)

  Nicolas Wollner(2)                   -0-                   -0-
  Officer and Director

  Henry J. Boucher, Jr.(3)           -0-                   -0-
  Officer and Director

  Antonio Milici, MD, PhD         -0-                   -0-
   Chairman, President and
   Chief Executive Officer(4)

  Tannya L. Irizarry                    -0-                   -0-
  Interim Chief Financial
   Officer(5)

                                                 All
                                               Other
                                         Compensation
                                                  ($)

  John Taggart, Chairman,           -0-
  President and Chief
  Executive Officer(1)

  Nicolas Wollner(2)                   -0-
  Officer and Director

  Henry J. Boucher, Jr.(3)           -0-
  Officer and Director

  Antonio Milici, MD, PhD         -0-
   Chairman, President and
   Chief Executive Officer(4)

  Tannya L. Irizarry                    -0-
  Interim Chief Financial
   Officer(5)

  (1) Mr. Taggart served as our Chief Executive Officer for the past three years. He resigned as an officer and director on February 25, 2002.
  (2) Mr. Wollner served as an officer and Director during 2002 until November 2, 2002. He was not paid any compensation.
  (3) Mr. Boucher served as an officer and Director during 2002 until November 2, 2002. He was not paid any compensation.
  (4)   Mr. Milici was only paid $42,350 for the year 2002.
  (5)   Ms. Irizarry was only paid $19,500 for the year 2002.


  STOCK OPTION GRANTS IN LAST FISCAL YEAR

  During the fiscal year ended December 31, 2002, no options were granted to the Executive Officer.

  OPTION EXERCISES AND YEAR END VALUES

  No options were exercised in the fiscal year ended December
  31, 2002 by the Executive Officer who owns no options.

  COMPENSATION OF DIRECTORS AND EXECUTIVE
  OFFICERS

  The Company entered into an employment agreement with Tony Milici, M.D., Ph.D, to serve as the Chief Executive Officer of GeneThera and Chairman of the Board of Directors and Chief Scientific Officer of the Company through January 7, 2007. In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annum plus bonuses as may be determined by the Board of Directors in its sole discretion. As part of his Employment Agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company of all his interests in any idea, concept, technique, invention or written work.

  The Company entered into an Employment Agreement with Tannya
  L. Irizarry to serve as Chief Administrative Officer of
  GeneThera Inc. through January 1, 20076. Ms Irizarry's base salary is $78,000 per annum.

  Effective February 25, 2002, the Company entered into an employment agreement with Nicolas Wollner to act as interim President of the Company. Mr. Wollner will receive $3,000.00 per month as base salary and options to purchase 50,000 shares of the Company's Common Stock at $3.50 per share, exercisable commencing on January 1, 2003, until February 24, 2007. The options do not vest until December 31, 2002 and are subject to the terms and conditions of the Stock Incentive Plan of the Company. As part of his Employment Agreement, Mr. Wollner is subject to non-disclosure and non-competition obligations and has transferred to the Company of all his interests in any idea, concept, technique, invention or written work. Mr. Wollner resigned from GeneThera in November, 2002; his compensation as noted above remains a liability of the Company.

  Item 11.   Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters

  The following table shows, as of May 24, 2002, the Common Stock owned beneficially by (i) each of our Executive Officers, (ii) each of our current Directors, (iii) all Executive Officers and Directors as a group, and (iv) each person known by us to be the beneficial owner of more than five percent of our Common Stock.

  Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you beneficially own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have the right to acquire it within 60 days (or share the power to vote the stock, or sell it). Except as disclosed in the footnotes below, each of the Executive Officers and Directors listed have sole voting and investment power over his shares. As of May 14, 2003, there were 2,988,598 shares of Common Stock issued and outstanding and approximately 425 holders of record.

                                                                       Shares
  Name                          Current Title          Beneficially Owned

  Nicolas Wollner(1)   President/Director          0

  Antonio Milici, M.D. Chairman/President       1,000,000
                                   Director/Chief
                                   Scientific Officer

  Henry J. Boucher,
   Jr.(2)                        Director                       0


  John M. Taggart(3)                                      107,000

  Fidra Holdings
   Ltd.(4)                                                       660,000

  All Current Officers,                                    1,000,000
  Directors as a Group
  (three persons)


  1     Mr. Wollner resigned as an Officer and Director of the
          Company on November 2, 2002.

  2     Mr. Henry Boucher, Jr., resigned as a Director of the
         Company on November 2, 2002.

  3     Mr. Taggart resigned as an officer and director of the
          Company on February 25, 2002. Mr. Taggart's address is
          6293 S.W. 32nd St., Miami, Florida 33130.

  4     The address for Fidra Holdings Ltd. is One Cable Beach
          Ct.., Nassau Bahamas.

  Item 12.   Certain Relationships and Related Party
                  Transactions

  At various times prior to December 31, 2002, the former President of the Company, John Taggart, made loans to the Company in the aggregate principal amount of $15,300, which amount remained outstanding on December 31, 2002. The loans were evidenced by convertible promissory notes which convert into shares of Common Stock.

  Our Board of Directors recommends and considered it to be in our best interest to enter into the FHNI Stock Sale with John Taggart, our former President and a former Director. FHNI has had a long history of losses, flat to negative growth in revenues. Our Board believes that the terms and conditions of the sale of FHNI are favorable and have been negotiated on terms based on an arm's length transaction. The Board also believes that there are no potential purchasers for FHNI other than Mr. Taggart. The sale will allow the Company's management to focus on the biotech business of GeneThera, while reducing our overall debt. The Board believes the GeneThera business holds more promise for long-term growth and value than FHNI and wishes to devote the Company's resources to the development of GeneThera's business.

  Under the terms of the Stock Purchase Agreement with FHNI and Mr. Taggart, FHNI would be acquiring the stock of FHNI without any representations as to its underlying assets and business (which is on an "AS IS, WHERE IS" basis). In exchange, Mr. Taggart and FHNI would assume all of the liabilities of FHNI and the Company (approximately $150,000 as of January 23, 2002), with the exception of convertible notes issued by the Company in the aggregate principal amount of $100,000 and liabilities of our subsidiary GeneThera, which will remain with the Company. The Company would also contribute $50,000 towards the liabilities assumed by FHNI and Mr. Taggart.

  The FHNI Stock Sale was unanimously approved by our Board of Directors on January 25, 2002. Mr. Taggart did not participate in the discussions or voting by the Board as to the sale of FHNI. Currently, the Board is evaluating whether or not to proceed with the sale and is considering other options.

  On March 28, 2003, Hand Brand Distribution, Inc. entered into a Mutual Release and Rescission of Contract with six of the shareholders of GeneThera.. Tony Milici was President and sole Director of Hand Brand and one of the six shareholders. The partial delivery of Company shares which were issued under this Agreement have been returned to Hand Brand. This Mutual Release was entered into to correct and nullify several contractually incomplete attempts to create a wholly owned subsidiary and subsequent attempt to merge the Company with GeneThera. Commencing in January, 2002, the Company and GeneThera, along with Tony Milici and five shareholders of GeneThera entered into Stock Purchase Agreements in an effort to acquire GeneThera as a subsidiary of the Company. Tony Milici was not an officer or Director at that time. An aggregate of 8,305,950 shares were to be issued to the GeneThera shareholders.

  Of the 8,305,950 common shares to be issued under the Stock Purchase Agreement none could be lawfully issued under Florida law as the Articles and Amendments did provide for a sufficient number of authorized common shares. Currently, the Company has authorized common shares of 3,125,000.
  Until the Mutual Release was executed, the GeneThera shareholders agreed to accept shares of the Company's Common Stock following the effectiveness of the approval by the Company's shareholders to increase the number of authorized shares of Common Stock.

  On May 20, 2002, all the members of the Board of Directors recommended an increase in the authorized shares, reincorporation within the State of Delaware, adoption of a Stock Incentive Plan, approval of the FHNI stock sale, and approval of a $30,000,000 Private Credit Line Facility Agreement. Because the actions adopted required shareholder approval, the Company filed a 14-C but never conducted a special meeting of the shareholders as described in the
  Schedule 14-C information. Simultaneous with the execution of the Mutual Release and Rescission Contract dated March 28, 2003, the current Board, which consisted of Tony Milici as sole Director, did rescind the action of the previous Board to change the corporate name from Hand Brand Distribution, Inc., to GeneThera, Inc., to increase the authorized capital stock from 100,000,000 shares of Common Stock, 0.001 par value per share, and authorizing 20,000,000 shares of "blank check" preferred stock, rescinding the reincorporation from Florida to Delaware, rescinding the adoption of the 2002 Hand Brand Stock Incentive Plan, rescinding the approval of the sale of FHNI, and rescinding the 30,000,000 Private Equity Line of Credit Facility Agreement.

  Because the entity, GeneThera, had been operated and accounted for as a subsidiary in both the 10-K and Quarterly Reports, the sole Director Tony Milici determined that it is in the best interest of the Company to obtain an interest in GeneThera by the issuance of Hand Brand shares for a partial ownership of GeneThera in which is commonly referred to as a reverse acquisition. A Reverse Acquisition Agreement was executed simultaneously with the Mutual Release and Rescission of Contract on March 28, 2003. One million (1,000,000) common shares were issued from the authorized shares to acquire 51% of the ownership of GeneThera from Tony Milici.

  Item 13.   Exhibits and Reports on Form 8-K

  (A)   Financial Statements
          Reference is made to the financial statements listed on the Index to Financial Statements set forth in this Form 10-KSB.

  (B)   Exhibits

   3.1.1     Articles of Incorporation filed November 8,
               1995.
   3.1.2     Amendment to the Articles of Incorporation
               filed on February 4, 1999, to effectuate a 1
               for 2 reverse stock split
   3.1.3     Amendment to the Articles of Incorporation
               filed January 15, 2002, to effectuate a 1 for 8 reverse stock split (1)
   3.2       Bylaws
   4.1.1     Private Equity Line of Credit Agreement
               between the Company and the Investor dated
               January 16, 2002 (2)
   4.1.2     Registration Rights Agreement between the
               Company and the Investor dated January 16,
               2002 (2)
   4.1.3     Warrant Agreement with respect to the shares
               underlying the Private Equity Line of Credit
               Agreement (2)
   4.1.4     Amendment to Private Equity Line of Credit
               Agreement between the Company and the
               Investor dated March 4, 2002 (3)
   4.2       Registration Rights Agreement between the
               Company and Vantage dated January 23, 2002
               (2)
   4.3       Form of Convertible Notes bearing interest at
               the rate of 6% and maturing on January 15,
               2005 (4)
   4.4       Amendment #2 to Private Equity Line of Credit
               Agreement between the Company and the
               Investor dated Jaune 1, 2002 (5)
   10.1      FHNI Stock Sale Agreement between the
               Company, FHNI and John Taggart, as amended
               (3)
   10.2.1    Form of Common Stock Purchase Agreement among
               the Company and various original holders of
               the common stock of GeneThera, Inc. (2)
   10.2.2    Form of Letter Agreement between the Company
               and various original holders of the common
               stock of GeneThera, Inc. (4)
   10.4      Employment Agreement between Antonio Milici,
               M.D., and the Company dated January 23, 2002
               (4)
   10.5      Employment Agreement between Nicolas Wollner
               and the Company dated February 25, 2002 (2)

    21       List of Subsidiaries

    99.1    Certification of the President and Chief Executive
               Officer

    99.2    Certification of the Interim Chief Financial Officer

  (1) Incorporated by reference from an Exhibit to the Current Report on Form 8-K, as filed with the SEC on January 17, 2002.
  (2) Incorporated by reference from an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on March 4, 2002.
  (3) Incorporated by reference from an Exhibit to the Company's Schedule 14-C Preliminary Information Statement, as filed with the SEC on May 23, 2002.
  (4) Incorporated by reference from an Exhibit to the Company's Current Report on Form 10KSB, as filed with SEC on June 4, 2002.
  (5) Incorporated by reference from an Exhibit to the Company's Report on Form 10QSB as filed with the SEC on June 14, 2002.

  (C)   Reports on Form 8-K

   1.   Form 8-K filed on January 17, 2002, and dated
          January 14, 2002, relating to an amendment to the Company's Articles of Incorporation to effectuate an eight for one reverse stock split.

   2.   Form 8-K filed May 5, 2002, and dated January 14,
          2002, relating to the acquisition of GeneThera.
          On June 14, 2002, the Company filed an 8-K/A to such 8-K attaching the audited financial statements of GeneThera for the fiscal year ended
          December 31, 2001, and pro forma consolidated financial information.

  Item 14.   Controls and Procedures

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

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       HAND BRAND DISTRIBUTION, INC.

  Date: May 16, 2003        By: /s/ Antonio Milici
                                                Antonio Milici, M.D., Ph.D.
                                                President

                                          By: /s/ Tannya L. Irizarry
                                                Tannya L. Irizarry
                                                 Interim Chief Financial Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                             Title                   Date

  /s/ Antonio Milici
  Antonio Milici, M.D., Ph.D.   President       May 16, 2003


  /s/ Tannya L. Irizarry
  Tannya L. Irizarry                 Interim Chief   May 16, 2003
                                              Financial Officer

  /s/ Antonio Milici
  Antonio Milici, M.D., Ph.D.      Director      May 16, 2003


EXHIBIT 21

                        HAND BRAND DISTRIBUTION, INC.

                                       SUBSIDIARIES

1.     Family Health News, Inc., a Florida Corproation

2.     GeneThera, Inc., A Colorado Corporation



                                  CERTIFICATIONS


  I, Antonio Milici, certify that:

  1. I have reviewed this annual report on Form 10-KSB of Hand Brand Distribution, Inc.

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the
               registrant's disclosure controls and
               procedures as of a date within 90 days prior to the filing date of this annual report (the
                Evaluation Date"); and

          c)  presented in this annual report our
               conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date: May 16, 2003


  By: /s/ Antonio Milici
      Antonio Milici, M.D., Ph.D., President



                                CERTIFICATIONS


  I, Tannya L. Irizarry, certify that:


  1. I have reviewed this annual report on Form 10-KSB of Hand Brand Distribution, Inc.

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the
               registrant's disclosure controls and
               procedures as of a date within 90 days prior to the filing date of this annual report (the
                Evaluation Date"); and

          c) presented in this annual report our
               conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date: May 16, 2003



  By:   /s/ Tannya L. Irizarry
          Tannya L. Irizarry
          Interim Chief Financial Officer



EXHIBIT 99.1

                CERTIFICATION OF THE PRESIDENT
              AND THE CHIEF EXECUTIVE OFFICER
             PURSUANT TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Hand Brand
  Distribution, Inc. (the "Company"), I, Antonio Milici, M.D.,
  Ph.D., President and Chief Executive Officer (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
         Act of 1934, as amended; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

  Date:   May 16, 2003


  By: /s/ Antonio Milici
        Antonio Milici, M.D., Ph.D., President



EXHIBIT 99.2

                       CERTIFICATION OF THE
                    CHIEF FINANCIAL OFFICER
             PURSUANT TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Hand Brand
  Distribution, Inc. (the "Company"), I, Tanny L. Irizarry,
  Chief Financial Officer (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
         Act of 1934, as amended; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

  Date:   May 16, 2003

  By: /s/ Tannya L. Irizarray
        Tannya L. Irizarry
        Chief Financial Officer