Form 10-Q
period 2003-03-31
HAND BRAND DISTRIBUTION INC
filed 2003-05-29
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 2003

                         Commission File No. 000-27237

                    HAND BRAND DISTRIBUTION, INC.
(Exact name of small Business Issuer as specified in its Charter)

                       Colorado                         66-0622463

      (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)            Identification Number)

       3930 Youngfield Street, Wheat Ridge CO              80033
       (Address of principal executive offices)          (Zip Code)

    Issuer's telephone number, including area code:   (303) 463-6371

                             Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,988,598 Shares of $.001 par value Common Stock outstanding as of March 31, 2003.

        HAND BRAND DISTRIBUTION, INC., AND SUBSIDIARIES

                           FORM 10-QSB

                        TABLE OF CONTENTS

                                                         Page No.

Consolidated Balance Sheets                                 3

Consolidated Statements of Operations                       5

Consolidated Statements of Changes in
 Stockholders' Equity (Deficit)                             6

Consolidated Statements of Cash Flows                       9

Notes to Consolidated Financial Statements                  11


                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                               FORM 10-QSB
                    THREE MONTHS ENDED MARCH 31, 2003

                                 Assets
Current assets
  Cash                                           $             24,036
  Accounts receivable, net                                      5,517
  Inventory                                                     1,074

     Total current assets                                      30,627

Property and equipment, net                                   248,125

Other assets
  Deposits                                                      5,928
  Goodwill and trademark, net                                  31,130

Deferred cost                                                    -

Other assets                                                   31,960

                                                               69,018

                                                  $           347,770


                 Liabilities and Stockholders' (Deficit)

Current liabilities
  Bank overdraft                                  $             -
  Accounts payable                                           191,415
  Accrued expenses                                           341,556
  Deferred income                                              5,900
  Lease payable                                                6,439
  Loan payable                                                50,000
  Notes payable                                              129,883
  Convertible notes payable                                  177,900

     Total current liabilities                               903,092

Long term lease payable                                       19,565
Long term convertible notes payable                          255,600
Minority interest in consolidated subsidiary                  62,997

Stockholders' (deficit)
  Common stock $.001 par value, authorized
   3,125,000 shares; issued 1,000,000 shares;
   and outstanding 2,988,598 shares                            1,000

  Additional paid in capital                                  39,144

  Accumulated (deficit)                                   (3,467,266)

                                                          (1,015,405)

                                                 $           347,770


               HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                               FORM 10-QSB
               THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                  2003                2002

Income
  Sales net of returns       $        33,660      $        18,223
  Research fees                         -                   5,000
                                      33,660               23,223

  Cost of sales                      (19,664)              (7,085)

Gross profit                          13,996               16,138

Expenses
  Salaries                             5,491               94,168
  Professional fees                    2,264               50,000
  General and administrative
    expenses                          38,707               46,220
  Lease expense                       18,390               57,067
  Lab expenses                         1,904                2,814
  Consulting                            -                  20,684
  Depreciation and amortization       13,600                8,186
  Sales expenses                       2,975                5,031
  Insurance                              140                3,032

                                      83,471              287,302

 Loss from operations                (69,475)             271,164

Other income (expenses)
  Other income
  Other expenses                                              304
  Litigation expense                                         -
  Interest expense                    (1,554)             (15,163)

Net loss from operations             (71,029)             268,183

Minority interest in loss of
 consolidated subsidiary               5,480               17,840

Net loss                    $        (65,550)     $       268,183

Loss per common share       $          (0.02)     $         (0.04)



           HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY (DEFICIT)
                THREE MONTHS ENDED MARCH 31, 2003

                                      Common Stock              Paid in
                                  Shares        Amount          Capital

Issuance of common stock to
 founders for consulting
 services rendered at
 an aggregate of $36,000       2,520,000     $     2,520    $    33,480

Issuance of common stock in
 exchange for equipment
 supplies and cash               600,000             600         99,400

Issuance of common stock
 according to a contract for
 computer services and
 financing                       360,000             360         59,640

Issuance of common stock
 in exchange for cash             30,000              30          4,970

Issuance of common stock
 in exchange for leased
 equipment of which the
 Company will retain
 ownership at the end of the
 lease                           422,400             422        69,978

Net loss 1999

Balance December 31,
 1999                          3,932,400           3,932       267,468

Issuance of common stock
 in exchange for consulting
 services rendered               150,000             150        24,850

sub-total                      4,082,400       $   4,082    $  292,318


Issuance of common stock
 in exchange for an
 agreement for management
 and financing for $80,000     1,200,000           1,200       198,800

Issuance of common stock
 in exchange for a consulting
 Agreement                        60,000              60       11,940

Net loss 2000

Balance December 31,
 2000                          5,342,400           5,342      503,058

Issuance of common stock
 to an officer in lieu of
 salary                        6,750,000           6,750      233,250

Issuance of common stock
 to an employee in lieu of
 salary                          360,000             360       59,640

Issuance of common stock
 to an employee in lieu of
 salary                           90,000              90       14,910

Issuance of common stock
 in exchange for an
 agreement for management
 and financing for $25,000       360,000             360       59,640

Issuance of common stock
 in exchange for consulting
 services                        600,000             600       99,400

Net loss, 2001

Balance December 31,
 2001                         13,502,400       $  13,502   $  969,898

sub-total                     13,502,400       $  13,502   $  969,898

Issuance of common
 stock in exchange for
 cash                          4,731,900           4,732      78,530

Recapitalization  on
 February 25,  2002              697,176             697    1,000,702

Minority interest             (1,622,400)         (1,622)    (270,778)

Issuance of shares of
 common stock in
 connection with
 convertible notes
 payable                         631,400             631      315,069

Issuance of shares of
 common stock in
 connection with
 convertible notes
 payable                          21,000              21      10,479

Issuance of shares of
 common stock in
 connection with
 conversion of
 commitment fee                  660,000             660     329,340

Net loss, 2002
Net loss, 2002

Balance December
 31, 2002                     18,621,476        $ 18,621  $2,433,240



          HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY (DEFICIT)
                 THREE MONTHS ENDED MARCH 31, 2003

                                  Accumulated
                                    Deficit                     Total

Issuance of common stock to
 founders for consulting
 services rendered at
 an aggregate of $36,000          $        -                $    36,000

Issuance of common stock in
 exchange for equipment
 supplies and cash                                              100,000

Issuance of common stock
 according to a contract for
 computer services and
 financing                                                       60,000

Issuance of common stock
 in exchange for cash                                             5,000

Issuance of common stock
 in exchange for leased
 equipment of which the
 Company will retain
 ownership at the end of the
 lease                                                          70,400

Net loss 1999                         (154,750)               (154,750)

Balance December 31,
 1999                                 (154,750)                116,650

Issuance of common stock
 in exchange for consulting
 services rendered                                              25,000

sub-total                             (154,750)                141,650


Issuance of common stock
 in exchange for an
 agreement for management
 and financing for $80,000                                     200,000

Issuance of common stock
 in exchange for a consulting
 Agreement                                                      12,000

Net loss 2000                        (386,659)                (386,659)

Balance December 31,
 2000                                (541,409)                 (33,009)

Issuance of common stock
 to an officer in lieu of
 salary                                                        240,000

Issuance of common stock
 to an employee in lieu of
 salary                                                         60,000

Issuance of common stock
 to an employee in lieu of
 salary                                                         15,000

Issuance of common stock
 in exchange for an
 agreement for management
 and financing for $25,000                                      60,000

Issuance of common stock
 in exchange for consulting
 services                                                      100,000

Net loss, 2001                        (453,664)               (453,664)

Balance December 31,
 2001                                 (995,073)                (11,673)

sub-total                             (995,073)                (11,673)

Issuance of common
 stock in exchange for
 cash                                                           83,262

Recapitalization  on
 February 25,  2002                 (1,116,054)               (114,655)

Minority interest                                             (272,400)

Issuance of shares of
 common stock in
 connection with
 convertible notes
 payable                                                       315,700

Issuance of shares of
 common stock in
 connection with
 convertible notes
 payable                                                        10,500

Issuance of shares of
 common stock in
 connection with
 conversion of
 commitment fee                                                330,000

Net loss, 2002                      (1,290,589)
Net loss, 2002                         (65,550)                (65,550)

Balance December
 31, 2002                           (3,467,266)                275,184


                      See Notes to Financial Statements



             HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31,

                                               2003            2002
Cash flows from operating activities:
  Net loss                                $    (65,550)     $  268,183

Adjustments to reconcile net loss to net
cash provided by operating activities:
  Depreciation and amortization                 13,600           8,186

  Compensation in exchange for
    common stock                                  -               -

  Minority interest                              5,480            -

  Gain on transfer of asset                       -               -

  Loan fee amortization                           -               -

  (Increase) decrease in accounts
   receivable                                   (3,634)

  (Increase) decrease in inventory                             (14,875)

  (Increase) decrease in prepaid
   expenses                                       -               -

  (Increase) decrease in other assets                         (257,446)

  Increase (decrease) in accounts
   payable                                                     391,350
   and accrued liabilities                       8,176           8,864

  Increase (decrease) in deferred
   income                                                         -

      Total adjustments                         27,256         132,445

  Net cash used in operating activities        (38,294)         (6,137)

Cash flows from investing activities:
Cash payments for the purchase of assets       (29,845)           -

  Net cash used in investing activities        (29,845)           -

Cash flows from financing activities:
  Bank overdraft                                  -              2,882
  Payments on lease payable                     (6,869)           -
  Principal payment on long-term debt          (27,000)
  Principal payment on note payable                               -
  Proceeds from issuance of common stock                        83,262
  Proceeds from loans payable                  116,900          70,910

Net cash provided by financing activities       83,031           5,209

Net increase in cash and cash equivalents       14,892              (0)

Cash and cash equivalents, beginning of year     9,144             947

Cash and cash equivalents, end of year      $   24,036        $     18

Supplemental disclosures of cash flow
 information:
  a) Cash paid during the period for:
       Interest expense                     $    1,554        $  1,315
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

On March 28, 2003, the Company issued 1,000,000 shares of
Common Stock in connection with acquisition of 51% of GeneThera, Inc.



         HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MARCH 31, 2003

NOTE 1          NATURE OF OPERATIONS AND SUMMARY OF
                SIGNIFICANT ACOUNTING POLICIES

Business Description

Hand Brand Distribution, Inc. ("the Company") was incorporated in November 1995, under the laws of the State of Florida. On January 23, 2002, ten shareholders of the Company entered into a stock purchase agreement with GeneThera, Inc. to acquire approximately 91% of its stock in a transaction accounted for as a recapitalization of GeneThera, Inc. (See Note 13). The Company is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

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

Advertising

Advertising costs are charged to operations when incurred.    There
were no advertising expenses for the three months ended March 31, 2003 and the three months ended March 31, 2002

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.



       HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2003

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




        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003

NOTE 2          BASIC EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings
(loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at March 31 is as follows:
                                              2003            2002

  Basic weighted and dilutive average
   number of shares outstanding            17,620,689       1,979,058


NOTE 3          CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with three financial institutions amounting to $24,035 at March 31, 2003, and $24,944 at March 31, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

NOTE 4          PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2003 and 2002 consisted of the following:
                                                           Amortization
                                                               Period
                                 2003           2002          in Years

Computer                     $   12,372     $   9,700             5

Equipment                         5,414         5,414            10

Telephone system                  3,400             0             5

Furniture & fixtures             80,277        57,837             7

Laboratory equipment            287,672       117,486             5

Leasehold Improvement             7,949                          39

                                397,084       209,343
Less accumulated
 depreciation                  (248,125)      106,645

                              $ 248,124     $ 106,645



        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003

NOTE 4          PROPERTY AND EQUIPMENT - continued

Depreciation expense for the three months ended March 31, 2003 was $12,710.

On February 25, 2002, through the acquisition of GeneThera, the Company acquired computers, laboratory equipment, furniture and fixtures totaling $75,786. (See Note 13)

During the year ended December 31, 2002, the Company entered into capital lease agreements to acquire laboratory equipment and a computer. (See Note 5)

NOTE 5          LEASES

Capital Leases

The Company's property under capital leases is included in property and equipment (See Note 4) and is summarized as follows:

                                                    2003

Laboratory Equipment                            $    30,379

Computer                                              2,521

                                                     32,900

Less:  Accumulated depreciation                      (1,306)

Net assets under capital leases                   $  32,594


Operating Leases

The Company has a lease agreement for its Florida facility, with monthly payments of $700 plus tax, renewable annually.

The Company leases office space and vehicles under non-cancelable operating leases for its Colorado facility, which have initial terms in excess of one year.

Total lease expense for the three months ended March 31, 2003 was $18,398.




        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003

NOTE 6          LOAN PAYABLE

The Company has an outstanding loan payable at March 31, 2003 as follows:

Loan payable with no interest, due on demand,
 unsecured.                                             $    50,000

Less current portion                                        (50,000)

Total long-term loan payable                            $         0




        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003


NOTE 7          NOTES PAYABLE

The Company has outstanding notes payable at March 31, 2003 as follows:

Note payable with an interest rate of 7% per annum,
payable in 5 payments of $1,500 and a lump sum
balance on December 1, 2001, guaranteed jointly
by the Company and its President.  The note is in
default as of the date of this report.                   $   23,475

Note payable with an interest rate of 14% per
annum, payable principal and interest on
August 31, 2001, unsecured.  The note is in
default as of the date of this report.                       15,208

Note payable to stockholder with interest at 6%
due February 20, 2004; callable at the borrower's
option.                                                     25,200

Note payable with no interest rate, payable
$9,000 per month beginning July 2, 2002, due
August 2, 2003; secured by equipment.
(See Note 4)                                                66,000

                                                           129,883

Less current portion:                                     (129,883)

Total long-term note payable                            $        0

Total interest expense for the three months ended March 31, 2003 was $851.



        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003

NOTE 8          CONVERTIBLE NOTES PAYABLE

Unrelated Parties

On February 25, 2002, the following notes were renegotiated:

1. Convertible notes amounting to $84,800, with conversion rights into 1,375 shares of common stock

2.       Note payable in the amount of $14,605, due on demand, and

3.       Note payable in the amount of $58,900, due on demand.


On April 22, 2002, the following notes were renegotiated:

4.      Note payable in the amount of $14,000, due on demand


On May 10, 2002, the following notes were renegotiated:

5.      Note payable in the amount of $200,000, due on demand


These notes, plus accrued interest totaling $18,995,
were converted into a new note payable not to
exceed $500,000, with interest at 6% due January
5, 2005; convertible into shares of common stock
at a price of $1.00 per share.  Upon conversion
of the note, all remaining interest shall be paid
in common stock at $1.00 per share. As of the
March 31, 2003 date, the option to convert
$315,700 into 315,700 shares of common stock
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



        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003


NOTE 8          CONVERTIBLE NOTES PAYABLE - continued

Series A convertible note payable to a
Shareholder, with interest at 8%; due June
19, 2003; convertible into shares of common
stock at a price of $0.50 per share.                    $  36,900

Series A convertible note payable to a
shareholder, with interest at 8%; due May
12, 2003; convertible into shares of common
stock at a price of $0.50 per share. As of
the balance sheet date, the option to convert
into shares of common stock was not exercised.          $  50,000

Series A convertible note payable to an
individual, with interest at 8%; due May 24,
2003; convertible into shares of common
stock at a price of $0.50 per share. As of
the balance sheet date, the option to convert
into shares of common stock was not exercised.          $ 10,000

Series A convertible note payable to a shareholder,
with interest at 8%; due May 27, 2003; convertible
into shares of common stock at a price of $0.50
per share. As of the balance sheet date, the option
to convert into shares of common stock was not
exercised.                                              $ 1,000

Series A convertible note payable to an
individual, with interest at 8%; due September
16, 2003; convertible into shares of common
stock at a price of $0.50 per share.                   $ 60,000

Series A convertible note payable to an
individual, with interest at 8%; due September
16, 2003; convertible into shares of common
stock at a price of $0.50 per share.                   $ 20,000

                                                        352,500

Less:  current portion                                 (177,900)

Total long-term convertible notes payable             $ 255,600

There was no interest expense for the three months ended March 31, 2003.

NOTE 9          STOCKHOLDERS' DEFICIT

Common Stock

On March 5, 1999, the Company issued 1,260,000 shares (after
recapitalization   See Note 13) of common stock valued at $36,000
according to an employment agreement, approved by the board of directors, to a founder for services rendered during 1999.
Accordingly, consultant expense of $36,000 was charged to operations.

On March 5, 1999, 300,000 shares (after recapitalization   See Note
13) of common stock were issued in exchange for used equipment with a fair market value of $34,586, supplies, and other items totaling $25,414, and $40,000 in cash to an unrelated party. Accordingly, lab equipment was recorded at $34,586, supplies at $21,414, and glassware at $4,000 - the market value for these items.

On April 1, 1999, according to a contract agreement to provide computer services, the Company issued 180,000 shares (after
recapitalization   See Note 13) of common stock valued at $60,000,
in exchange for computer & consulting services in the amount of $55,000, and $5,000 in cash. Accordingly, consultant expense of $55,000 was charged to operations.



        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003

NOTE 9          STOCKHOLDERS' DEFICIT - continued

On April 1, 1999, 15,000 shares (after recapitalization   See Note
13) of common stock valued at $1.00 per share were issued to an unrelated party for $500 in cash.

On August 3, 1999, according to a contract agreement, the Company
issued 211,200 shares (after recapitalization   See Note 13) of
common stock valued at $70,400, in exchange for leased equipment with an estimated fair market value of $70,400, of which the Company will retain ownership at the end of the lease. Accordingly, the Company recorded the equipment at $70,400.

On January 1, 2000, 75,000 shares (after recapitalization   See Note
13) of common stock valued at $1.00 per share were issued in exchange for services rendered. Accordingly, consultant expense of $25,000 was charged to operations.

On April 10, 2000, according to a contract agreement to provide management services, the Company issued 600,000 shares (after
recapitalization   See Note 13) of common stock valued at $200,000,
in exchange for management services in the amount of $120,000, and $80,000 in cash. Accordingly, consultant expense of $120,000 was charged to operations.

On May 15, 2000, according to a contract agreement to provide consulting services, the Company issued 30,000 shares (after
recapitalization   See Note 13) of common stock valued at $12,000.
Accordingly, consultant expense of $12,000 was charged to operations.

On February 15, 2001, the Company issued 3,375,000 shares (after
recapitalization   See Note 13) of common stock valued at $240,000
according to an employment agreement, approved by the board of directors, to an officer in lieu of salary for services rendered during 2000 & 2001. Accordingly, salary expense of $120,000 was charged to operations at December 31, 2001 and $120,000 in 2000.

On February 15, 2001, the board of directors of the Company approved the issuance of 180,000 shares (after recapitalization
See Note 13) of common stock valued at $60,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $60,000 was charged to operations.

On February 15, 2001, the board of directors of the Company approved the issuance of 45,000 shares (after recapitalization
See Note 13) of common stock valued at $15,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $15,000 was charged to operations.

On October 1, 2001, according to a contract agreement to provide management services, the Company issued 180,000 shares (after
recapitalization   See Note 13) of common stock valued at $60,000,
in exchange for management services in the amount of $35,000, and $25,000 in cash. Accordingly, consultant expense of $35,000 was charged to operations.

On October 1, 2001, according to a contract agreement to provide consulting services, the Company issued 300,000 shares (after
recapitalization   See Note 13) of common stock valued at $100,000.
Accordingly, consultant expense of $100,000 was charged to operations.



        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003


NOTE 9          STOCKHOLDERS' DEFICIT - continued

On January 10, 2002, 2,365,950 shares (after recapitalization   See
Note 13) of common stock valued at $0.105 per share were issued to an unrelated party for $83,262 in cash.

On February 25, 2002, the Company acquired GeneThera, Inc.   The
acquisition of GeneThera, Inc. has been treated as an acquisition of the Company by GeneThera, Inc., and a recapitalization of GeneThera, Inc. A total of 16,611,900 shares (after 2:1 forward stock split) of common stock of the Company equivalent to 91% of GeneThera, Inc. were issued as a result of the transaction, subject to stockholders' approval on or before December 31, 2002. (See Note 13) The
Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year.

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

On March 28, 2003, the Company issued 1,000,000 shares of Common
Stock in connection with the acquisition of 51% of GeneThera, Inc.

NOTE 10       INCOME TAXES

At March 31, 2003, the Company had useable net operating loss carryforwards of approximately $2,111,127 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $419,000 at December 31, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will not be realized due to uncertainty of the Company's ability to generate future taxable income. The valuation allowance was adjusted based on estimated use of net operating losses through December 31, 2002 by $160,000.



        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003

NOTE 10       INCOME TAXES - continued

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

NOTE 11        COMMITMENTS

On January 14, 2002, the board of directors voted to sell the stock of The Family Health News, Inc., subject to stockholder approval.



        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003


NOTE 12        EMPLOYMENT AGREEMENTS

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

NOTE 13        ACQUISITION

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



        HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MARCH 31, 2003

NOTE 13         CONTINGENCIES & LITIGATIONS

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended March 31, 2003 were $13,995 compared to $23,223 for the same period last year. The decrease is attributable to a lack of research fees at GeneThera and lower sales at FHNI. Sales for the three month period ended March 31, 2003 were $33,659, a 60% decrease over sales for the three month period ended March 31, 2003. The decrease was due to Hand Brand focusing on the pre-launch development of our direct selling program at the expense of our normal sales and marketing.

Personnel and professional expenses (consulting and professional fees and salaries) decreased from $165,000 for the prior three month period ending March 31, 2002 to $564 for the three month period ending March 31, 2003. Comparing the three month period ending March 31, 2002, to the three month period ending March 31, 2003, expenses decreased substantially from $165,000 to $71,029.16.

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

The GeneThera processing lab is highly automated using Fluorogenic Real Time PCR (F-PCR) testing. The Company has integrated robotics and data collection and analysis databases with the F-PCR platform. This platform combined with, GeneThera developed proprietary diagnostic software for genetic expression allows high through-put testing. GeneThera's processing capacity will allow for 19,200 tests per month by December 2002. Further, this capacity should increase to 61,440 tests per month by mid-2003. Each diagnostic assay will be $10.00; the results will be available within 24 hours.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $24,035 as of March 31, 2003. With the acquisition of 51% of GeneThera, it is estimated that it will require outside capital for the year 2003 for the commercialization of GeneThera's CWD assays.

The Company sought to address its capital needs in several ways discussed below, including entering into a $1,000,000 Secured Convertible Line of Credit on August 14, 2002 (as described below, the Convertible Line of Credit). Because the conditions for use of the Convertible Line of Credit and the PELC Facility (defined below) were never met by the respective funder as a result of the funders' repeated defaults and because we have been unable to obtain significant additional financing for operations, we were forced to curtail our operations. Nevertheless, at the present time, and assuming continued forbearance by two creditors of GeneThera on defaulted notes in the approximate amount of $35,279, we believe we have adequate working capital through June 30, 2003. However, our financial statements for the three months ended March 31, 2003 contain a going concern qualification expressing doubt regarding our ability to continue operating.

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

On December 12, 2002, the Company issued a convertible promissory note bearing interest at the rate of 8% per annum in the principle amount of Fifty Thousand Dollars ($50,000) to Fidra Holdings Ltd. Under the terms of the convertible promissory note, the holder of the note is entitled to convert all sums due under the December12 Note for $.50 per share. As of April 14, 2002, the December 12 Note has not been converted.

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

Pursuant to the PELC Agreement, the Company was required to pay a commitment fee of $300,000 and to file a Registration Statement relating to shares that may be sold under the PELC Facility.. On March 4, 2002, the Investor agreed to amend the PELC Agreement to permit the payment of the commitment fee upon the earlier to occur of (i) the Company receiving $800,000 of equity financing prior to the filing of the Registration Statement; or (ii) September 15, 2002. The amendment also provided the Investor with the right, but not the obligation, to convert all or any portion of the commitment fee to shares of Common Stock based upon a value of $1.00 per share. The Company recorded the commission fee of $300,000 as deferred cost to be amortized over a period of 36 months. On September 28, 2002, the option to convert into shares of common stock was exercised. After a 2:1 forward stock split, 660,000 shares of common stock were issued. After the 660,000 shares of common stock were issued, the transaction was never completed due to the funder and contracting party defaulting in its funding obligation. The Company did not receive any proceeds and canceled the agreement for the Private Equity Line of Credit on March 28, 2003 by board action. We fully paid the remaining commitment fees.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation:

* The Company's ability to raise capital and to meet its obligations as they come due,
* The Company's ability to execute its business strategy in a competitive environment,
*   The Company's degree of financial leverage,
* Risks associated with acquisitions and the integration thereof,
*   Risks associated with development stage companies,
*   Regulatory considerations,
*   The impact of competitive services and pricing,
* The Company's ability to protect proprietary information and processes, including without limiting the assays under development by its subsidiary, GeneThera,
*   The Company's ability to retain key personnel, and
* Other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

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

                       PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities

None.

Item 3.     Defaults upon Senior Securities

No defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of March 31, 2003. The Company did prepare during the first three months ending March 31, 2003, a Preliminary Information Statement which was submitted on the 8th day of April, 2003. A Definitive Information Statement was submitted and filed on the 25th day of April, 2003, and subsequently mailed to the security holders of record.

The proposals consist of changing the Company's name from Hand
Brand Distribution, Inc., to GeneThera, Inc., to align the Company's name with its ongoing primary business operations. The second proposal seeks to amend the Company's authorized capital which consists of 3,125,000 shares of Common Stock having a $0.001 par value per share to authorized capital of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, both Common and Preferred shares having a par value of $0.001. We expect to act upon the proposed amendments with the written consents by the end of May, 2003.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K.

(A)       Financial Statements

          Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-QSB.

(B)       Exhibits

            99.1     Certification of the President and Chief
                     Executive Officer

            99.2     Certification of the Chief Financial Officer

1.      Reports on Form 8-K

2. Form 8-K filed in March, 2003, canceling the original contract to acquire GeneThera, Inc., canceling Family Health
        News, Inc. sale, canceling Private Credit Line, canceling previous
        Schedule 14C Submissions.


                                  SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAND BRAND DISTRIBUTION, INC.



Date: May 21, 2003



By:       /s/   Antonio Milici
           Antonio Milici, M.D., Ph.D.
           Chief Executive Officer



                                CERTIFICATIONS

I, Antonio Milici, Chief Executive Officer of Hand Brand
Distribution, Inc. (the "Registrant"), certify that;

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

Date:  May 21, 2003


By:       /s/  Antonio Milici
           Antonio Milici, M.D., Ph.D.
           Chief Executive Officer




                             CERTIFICATIONS

I, Tannya L. Irizarry, Chief Financial Officer of Hand Brand
Distribution, Inc. (the "Registrant"), certify that;

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

Date:  May 21, 2003



By:       /s/  Tannya L. Irizarry
          Tannya L. Irizarry
          Chief Financial Officer






Exhibit 99.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Hand Brand Distribution, Inc. for the quarterly period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Hand Brand Distribution, Inc.



By:       /s/  Antonio Milici
Name:     Antonio Milici, M.D., Ph.D.
Title:    Chief Executive Officer
Date:     May 21, 2003






Exhibit 99.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906
               OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Hand Brand Distribution, Inc. for the quarterly period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Hand Brand Distribution, Inc.


By:       /s/  Tannya L. Irizarry
Name:    Tannya L, Irizarry
Title:   Chief Financial Officer
Date:    May 21, 2003