Form 10QSB
period 2003-06-30
HAND BRAND DISTRIBUTION INC
filed 2003-08-22
CIK 1017110

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

    [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities

                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                   Transitional Report pursuant to 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number 000-27237

                          HAND BRAND DISTRIBUTION, INC.

        (Exact name of small Business Issuer as specified in its charter)

                   Colorado                           66-0622463
        (State or other jurisdiction of             (IRS Employer
         incorporation or organization)           Identification No.)

                  3930 Youngfield Street, Wheat Ridge CO 80033
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code: 303-463-6371

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,988,598 Shares of $.001 par value Common Stock outstanding as of June 30, 2003.

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

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                        THREE MONTHS ENDED JUNE 30, 2003


Assets                                                  $

Current assets
Cash                                                                0
Accounts receivable, net                                          846
Inventory                                                       1,075
Total current assets                                            1,921

Property and equipment, net                                   256,754

Other assets
Deposits                                                        5,929
Goodwill and trademark, net                                    30,241
Deferred cost                                                       -
Other assets                                                   31,960
                                                               68,130

                                                        $     326,805

Liabilities sand Stockholders' (Deficit)

Current liabilities
Bank overdraft                                          $      10,609
Accounts payable                                              284,513
Accrued expenses                                              357,949
Deferred income                                                 5,900
Lease payable                                                   6,511
Loan payable                                                   50,000
Notes payable                                                 189,583
Convertible notes payable                                     177,900
Total current liabilities                                   1,082,965

Long term lease payable                                        17,223
Long term convertible notes payable                           250,600

Minority interest in consolidated subsidiary                  169,398

Stockholders' (deficit)
  Common stock $.001 par value, authorized
  3,125,000 shares; issued 1,000,000 shares;
  and outstanding 2,988,598 shares                             18,621
Additional paid in capital                                  2,433,240
Accumulated (deficit)                                      (3,645,242)
                                                           (1,193,381)
Total Liabilities and Stockholders' (Deficit)           $     326,805

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED JUNE 30, 2003 & 2002



                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED JUNE 30,

                                                      2003              2002

Income
Sales net of returns                            $   37,304             5,000
Research fees                                            -             5,000
                                                    37,304             5,000
Cost of sales                                      (17,791)           (7,085)

Gross profit                                        19,513            16,138

Expenses
Salaries                                            44,226            94,168
Professional fees                                   32,276            50,000

  General and administrative expenses               67,669            46,220

Lease expense                                       18,390            57,067
Lab expenses                                           287             2,814
Consulting                                               -            20,684
  Depreciation and amortization                     14,445             8,186
Sales expenses                                       1,715             5,031
Insurance                                           22,303             3,032

                                                   201,002           287,302

Loss from operations                              (181,489)         (271,164)

Other income (expenses)
Other income
Other expenses                                                            30
Litigation expense                                                         -
Interest expense                                   (12,007)          (15,163)

Net loss from operations                          (193,496)         (268,183)

Minority interest in loss of consolidated
subsidiary                                          15,520            17,840

Net loss                                          (177,976)         (268,183)

Loss per common share                               (0.02)            (0.04)

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED JUNE 30,

                                                                     2003                2002

Cash flows from operating activities:

Net loss                                                          $(177,976)         $268,183

Adjustments to reconcile net loss to
net cash provided by operating activities:

Depreciation and amortization                                        14,445             8,186
Compensation in exchange for common stock                                 -                 -
Minority interest                                                    15,520                 -
Gain on transfer of asset                                                 -                 -
Loan fee amortization                                                     -                 -
(Increase) decrease in accounts receivable                            4,671            (3,634)
(Increase) decrease in inventory                                                      (14,875)
(Increase) decrease in prepaid expenses                                   -                 -
(Increase) decrease in other assets                                                  (257,446)
Increase (decrease) in accounts payable                                               391,350
 and accrued liabilities                                             83,207             8,864
Increase (decrease) in deferred income                                                      -

Total adjustments                                                   117,843           132,445

Net cash used in operating activities                               (60,133)           (6,137)

Cash flows from investing activities:
Cash payments for the purchase of assets                            (22,185)                -

Cash flows from financing activities:
Bank overdraft                                                       10,609             2,882
Payments on lease payable                                            (3,027)                -
Principal payment on long-term debt                                 (27,000)
Principal payment on note payable                                                           -
Proceeds form issuance of common stock                                                 83,262
Proceeds from loans payable                                          77,700            70,910

Net cash provided by financing activities                            58,282             5,209

Net (decrease) increase in cash and cash
 equivalents                                                        (24,036)               (0)

Cash and cash equivalents, beginning of
 period                                                              24,036               947

Cash and cash equivalents, end of
 period                                                            $      0           $    18

Supplemental disclosures of cash flow information:
a) Cash paid during the period for:
   Interest expense                                                $ 12,007           $ 1,315

b) Stockholders' equity (deficit) note:

On February 25, 2002, the Company acquired GeneThera, Inc. The acquisition of GeneThera, Inc. by the Company has been treated as an acquisition of the Company by GeneThera, Inc., and a recapitalization of GeneThera, Inc. A total of 16,611,900 (after forward stock split) shares of common stock of the Company equivalent to 91% of GeneThera, Inc. will be issued as a result of the transaction. The Company expects to issue the remaining 811,200 shares of common stock. This transaction is void per the 8-K dated March 2003.

On August 13, 2002, certain holders exercised their option to convert $10,500 in convertible notes payable per agreement dated August 12, 2002. After a 2:1 forward stock split, 21,000 shares of common stock were issued.

In May 2002, certain holders exercised their option to convert $315,700 in convertible notes payable into 631,400 shares (after a 2:1 forward stock split) of common stock at $1 per share. On September 28, 2002, the Company issued 660,000 shares of common stock in connection with the conversion of a line of credit commitment fee plus legal expenses. These shares have since been cancelled due to non-performance.

On March 28, 2003, the Company issued 1,000,000 shares of Common Stock in connection with acquisition of 51% of GeneThera, Inc.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 1  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
--------------------

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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Family Health News, Inc. and GeneThera, Inc. All significant inter-company balances and transactions have been eliminated.

Use of Estimates
----------------

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

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which is 5 years.

Revenue Recognition
-------------------

Revenues are recognized when services are rendered.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising
-----------

Advertising costs are charged to operations when incurred. There were no advertising expenses for the three months ended June 30, 2003 and the three months ended June 30, 2002

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounting Pronouncements
-------------------------

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

Basic weighted average number of shares outstanding at June 30 is as follows:

                                                            2003          2002
                                                            ----          ----

     Basic weighted and dilutive average
      number of shares outstanding                    17,620,689     1,979,058

NOTE 3  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with three financial institutions amounting to $24,035 at June 30, 2003, and $24,944 at June 30, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2003 and 2002 consisted of the following:


                                                                       Amortization
                                                                            Period
                                      2003                  2002           in Years
                              ------------          ------------      -------------
     Computer                   $   21,109           $     9,700                  5
     Equipment                       5,414                 5,414                 10
     Telephone system                8,519                     0                  5
     Furniture & fixtures           81,743                57,837                  7
     Laboratory equipment          290,172               117,486                  5
     Leasehold Improvement          12,313                                       39

     TOTAL                         419,270               209,343
     Less accumulated
      depreciation                (162,516)              106,645
                                   -------               -------
                                 $ 256,754            $  106,645

Depreciation expense for the three months ended June 30, 2003 was $13,556.

On February 25, 2002, through the acquisition of GeneThera, the Company acquired computers, laboratory equipment, furniture and fixtures totaling $75,786. (See
Note 13)

During the year ended December 31, 2002, the Company entered into capital lease agreements to acquire laboratory equipment and a computer. (See Note 5)

NOTE 5   LEASES

Capital Leases
--------------

The Company's property under capital leases is included in property and equipment (See Note 4) and is summarized as follows:

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 5   LEASES - continued

         Laboratory Equipment                           $  30,379
         Computer                                           2,521
                                                         --------

                                                           32,900
         Less:  Accumulated depreciation                   (3,829)
                                                         --------

         Net assets under capital leases                 $ 29,071

Operating Leases
----------------

The Company has a lease agreement for its Florida facility, with monthly payments of $700 plus tax, renewable annually.

The Company leases office space and vehicles under non-cancelable operating leases for its Colorado facility, which have initial terms in excess of one year.

Total lease expense for the three months ended June 30, 2003 was $18,398.

NOTE 6   LOAN PAYABLE

The Company has an outstanding loan payable at June 30, 2003 as follows:


Loan payable with no interest,
 due on demand, unsecured.                           $    50,000

Less current portion                                     (50,000)

Total long-term loan payable                         $         0




                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003


NOTE 7   NOTES PAYABLE

The Company has outstanding notes payable at June 30, 2003 as follows:

Note payable with an interest rate of 7% per annum, payable in 5 payments of
$1,500 and a lump sum balance on December 1, 2001, guaranteed jointly by the
Company and its President. The note is in
default as of the date of this report.                                                     $   23,475

Note payable with an interest rate of 14% per annum, payable principal and interest on August 31, 2001, unsecured. The note is in
default as of the date of this report.                                                         15,208

Note payable to stockholder with interest at 6%
due February 20, 2004; callable at the borrower's
option.                                                                                        51,900


New Note - 8% - Terms Note payable to an individual with interest at 8% due in
November 2003 convertible into company common stock at $0.25/share                             60,000


Note payable with no interest rate, payable $9,000 per month beginning July 2,
2002, due August 2, 2003; secured by equipment.
(See Note 4)                                                                                   39,000
                                                                                          ------------




                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 7   NOTES PAYABLE - CONTINUED

                                                          189,580
Less current portion:                                    (189,580)
                                                      -----------


Total long-term note payable                         $          0


Total interest expense for the three months ended June 30, 2003 was $5,012.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 8   CONVERTIBLE NOTES PAYABLE


Unrelated Parties
-----------------

On February 25, 2002, the following notes were renegotiated:


Convertible notes amounting to $84,800, with conversion rights into 1,375 shares of common stock

Note payable in the amount of $14,605, due on demand, and

Note payable in the amount of $58,900, due on demand.

On April 22, 2002, the following notes were renegotiated:


4.   Note payable in the amount of $14,000, due on demand

On May 10, 2002, the following notes were renegotiated:

5.   Note payable in the amount of $200,000, due on demand

These notes, plus accrued interest totaling $18,995, were converted into a new note payable not to exceed $500,000, with interest at 6% due January 5, 2005;
convertible into shares of common stock at a price of $1.00 per share. Upon conversion of the note, all remaining interest shall be paid in common stock at
$1.00 per share. As of the June 30, 2003 date, the option to convert $315,700
into 315,700 shares of common stock was exercised.                                           $ 75,600


                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 8   CONVERTIBLE NOTES PAYABLE - CONTINUED

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


                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

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




                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 8   CONVERTIBLE NOTES PAYABLE - CONTINUED

Series A convertible note payable to an individual, with interest at 8%; due
September 16, 2003; convertible into shares of common
stock at a price of $0.50 per share.                                                       $   35,000
                                                                                           ----------
                                                                                              428,500

Less:  current portion                                                                       (177,900)
                                                                                           -----------

Total long-term convertible notes payable                                                  $  250,600



There was no interest expense for the three months ended June 30, 2003.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003


NOTE 9        STOCKHOLDERS' DEFICIT

Common Stock
------------

On March 5, 1999, the Company issued 1,260,000 shares (after recapitalization - See Note 13) of common stock valued at $36,000 according to an employment agreement, approved by the board of directors, to a founder for services rendered during 1999. Accordingly, consultant expense of $36,000 was charged to operations.

On March 5, 1999, 300,000 shares (after recapitalization - See Note 13) of common stock were issued in exchange for used equipment with a fair market value of $34,586, supplies, and other items totaling $25,414, and $40,000 in cash to an unrelated party. Accordingly, lab equipment was recorded at $34,586, supplies at $21,414, and glassware at $4,000 - the market value for these items.

On April 1, 1999, according to a contract agreement to provide computer services, the Company issued 180,000 shares (after recapitalization - See Note
13) of common stock valued at $60,000, in exchange for computer & consulting services in the amount of $55,000, and $5,000 in cash. Accordingly, consultant expense of $55,000 was charged to operations.

On April 1, 1999, 15,000 shares (after recapitalization - See Note 13) of common stock valued at $1.00 per share were issued to an unrelated party for $500 in cash.

On August 3, 1999, according to a contract agreement, the Company issued 211,200 shares (after recapitalization - See Note 13) of common stock valued at $70,400, in exchange for leased equipment with an estimated fair market value of $70,400, of which the Company will retain ownership at the end of the lease. Accordingly, the Company recorded the equipment at $70,400.

On January 1, 2000, 75,000 shares (after recapitalization - See Note 13) of common stock valued at $1.00 per share were issued in exchange for services rendered. Accordingly, consultant expense of $25,000 was charged to operations.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 9   STOCKHOLDERS' DEFICIT - CONTINUED

On April 10, 2000, according to a contract agreement to provide management services, the Company issued 600,000 shares (after recapitalization - See Note
13) of common stock valued at $200,000, in exchange for management services in the amount of $120,000, and $80,000 in cash. Accordingly, consultant expense of $120,000 was charged to operations.

On May 15, 2000, according to a contract agreement to provide consulting services, the Company issued 30,000 shares (after recapitalization - See Note
13) of common stock valued at $12,000. Accordingly, consultant expense of $12,000 was charged to operations.

On February 15, 2001, the Company issued 3,375,000 shares (after recapitalization - See Note 13) of common stock valued at $240,000 according to an employment agreement, approved by the board of directors, to an officer in lieu of salary for services rendered during 2000 & 2001. Accordingly, salary expense of $120,000 was charged to operations at December 31, 2001 and $120,000 in 2000.



On February 15, 2001, the board of directors of the Company approved the issuance of 180,000 shares (after recapitalization - See Note 13) of common stock valued at $60,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $60,000 was charged to operations.

On February 15, 2001, the board of directors of the Company approved the issuance of 45,000 shares (after recapitalization - See Note 13) of common stock valued at $15,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $15,000 was charged to operations.

On October 1, 2001, according to a contract agreement to provide management services, the Company issued 180,000 shares of common stock valued at $60,000, in exchange for management services in the amount of $35,000, and $25,000 in cash. Accordingly, consultant expense of $35,000 was charged to operations.

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 9   STOCKHOLDERS' DEFICIT - CONTINUED

On October 1, 2001, according to a contract agreement to provide consulting services, the Company issued 300,000 shares (after recapitalization - See Note
13) of common stock valued at $100,000. Accordingly, consultant expense of $100,000 was charged to operations.

On February 25, 2002, the Company acquired GeneThera, Inc. The acquisition of GeneThera, Inc. has been treated as an acquisition of the Company by GeneThera, Inc., and a recapitalization of GeneThera, Inc. A total of 16,611,900 shares (after 2:1 forward stock split) of common stock of the Company equivalent to 91% of GeneThera, Inc. were issued as a result of the transaction, subject to stockholders' approval on or before December 31, 2002. (See Note 13) The Company expects to acquire approximately 6% additional outstanding shares of GeneThera common stock during the year. This transaction is void per the 8-K dated March 2003.

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

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

NOTE 9   STOCKHOLDERS' DEFICIT - CONTINUED

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

NOTE 10       INCOME TAXES

At June 30, 2003, the Company had useable net operating loss carryforwards of approximately $2,111,127 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

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

                 HAND BRAND DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

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

NOTE 13  ACQUISITION

On January 23, 2002, the Company entered into stock purchase agreements with ten stockholders of GeneThera, Inc. to acquire approximately 91% of its outstanding stock in exchange for the Company's common stock. These agreements closed on February 25, 2002. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of GeneThera, Inc. The financial statements became those of GeneThera, Inc., with adjustments to reflect the changes in equity structure. The operations are those of GeneThera, Inc. for all periods presented, and those of Hand Brand Distribution, Inc. from the recapitalization date. This transaction is void. (See 8-K March 2003)

GeneThera, Inc. is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

NOTE 14  CONTINGENCIES & LITIGATIONS

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



RESULTS OF OPERATIONS

Gross profits for the three-month period ended June 30, 2003 were $13,995 compared to $23,223 for the same period last year. The decrease is attributable to a lack of research fees at GeneThera and lower sales at FHNI. Sales for the three month period ended June 30, 2003 were $33,659, a 60% decrease over sales for the three month period ended June 30, 2003. The decrease was due to Hand Brand focusing on the pre-launch development of our direct selling program at the expense of our normal sales and marketing.

Personnel and professional expenses (consulting and professional fees and salaries) decreased from $165,000 for the prior three month period ending June 30, 2002 to $564 for the three month period ending June 30, 2003. Comparing the three month period ending June 30, 2002, to the three month period ending June 30, 2003, expenses decreased substantially from $165,000 to $71,029.16.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $24,035 as of June 30, 2003. With the acquisition of 51% of GeneThera, it is estimated that it will require outside capital for the year 2003 for the commercialization of GeneThera's CWD assays.

The Company sought to address its capital needs in several ways discussed below, including entering into a $1,000,000 Secured Convertible Line of Credit on August 14, 2002 (as described below, the Convertible Line of Credit). Because the conditions for use of the Convertible Line of Credit and the PELC Facility (defined below) were never met by the respective funder as a result of the funders' repeated defaults and because we have been unable to obtain significant additional financing for operations, we were forced to curtail our operations. Nevertheless, at the present time, and assuming continued forbearance by two creditors of GeneThera on defaulted notes in the approximate amount of $35,279, we believe we have adequate working capital through June 30, 2003. However, our financial statements for the three months ended June 30, 2003 contain a going concern qualification expressing doubt regarding our ability to continue operating.

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

Private Equity Line of Credit
-----------------------------

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

FORWARD LOOKING INFORMATION

In the discussion above (and elsewhere in this report) regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company's strategic plans and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project". This report contains forward-looking statements that address, among other things,

--   our financing plans,
--   regulatory environments in which we operate or plan to operate, and
-- trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation: C The Company's ability to raise capital and to meet its obligations as they come due, C The Company's ability to execute its business strategy in a competitive environment,

--   The Company's degree of financial leverage,
--   Risks associated with acquisitions and the integration thereof,
--   Risks associated with development stage companies,
--   Regulatory considerations,
--   The impact of competitive services and pricing,
-- The Company's ability to protect proprietary information and processes, including without limiting the assays under development by its subsidiary, GeneThera,
--   The Company's ability to retain key personnel, and
* Other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders as of June 30, 2003. The Company did prepare during the first three months ending June 30, 2003, a Preliminary Information Statement which was submitted on the 8th day of April, 2003. A Definitive Information Statement was submitted and filed on the 25th day of April, 2003, and subsequently mailed to the security holders of record.

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

         (B)      Exhibits

                  99.1     Certification of the President and Chief Executive
                           Officer

                  99.2     Certification of the Chief Financial Officer

         (C) Reports on Form 8-K

                  1. Form 8-K filed in March, 2003, canceling the original contract to acquire GeneThera, Inc., canceling Family Health News, Inc. sale, canceling Private Credit Line, canceling previous Schedule 14C Submissions.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENETHERA, INC.

Date: August 20, 2003

                                            By: /s/ Antonio Milici, M.D., Ph.D.
                                                -------------------------------
                                                Antonio Milici, M.D., Ph.D.
                                                Chief Executive Officer

                                            By: /s/ Tannya L. Irizarry
                                                ----------------------
                                                Tannya L. Irizarry
                                                Chief Financial Officer

                                               CERTIFICATION

I, Antonio Milici, M.D., Ph.D., Chief Executive Officer of GeneThera, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of GeneThera, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial report; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     b) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     c) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial report.


                                    By:     /s/   Antonio Milici, M.D., Ph.D.
                                            ---------------------------------
                                            Antonio Milici, M.D., Ph.D.
                                            Chief Executive Officer

Dated:   August 20, 2003

                                               CERTIFICATION

I, Tannya L. Irizarry, Chief Financial Officer of GeneThera, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of GeneThera, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial report; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     b) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     c) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial report.



                                    By:     /s/   Tannya L. Irizarry
                                            ------------------------
                                            Tannya L. Irizarry
                                            Chief Financial Officer

Dated:   August 20, 2003