Form 10QSB
period 2003-09-30
HAND BRAND DISTRIBUTION INC
filed 2003-11-20
CIK 1017110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10Q-SB

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-27237

HAND BRAND DISTRIBUTION, INC.
(Exact name of registrant as specified in its charter)

Florida	66-0622463
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

3930 Youngfield Street, Wheat Ridge, Colorado	80033
(Address of principal executive offices)	(Zip Code)

(303)-463-6371
(Registrant's telephone number, including area code)

Not Applicable

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days x Yes o No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,332,275 Shares of $.001 par value Common Stock outstanding as of September 30, 2003.

HAND BRAND DISTRIBUTION, INC. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002
Assets
Current assets:
Cash	$ 22,962	$ 8,459
Accounts receivable, net	1,000	5,517
Inventory	33,403	1,074
Total current assets	57,365	15,050

Property and equipment, net	235,507	248,059

Other assets:
Deposits	5,278	5,929
Goodwill and Trademarks, net	0	31,998
Total Assets	$ 298,150	$ 336,309

Liabilities and Stockholders' (Deficit)

Current liabilities:
Bank overdrafts	0	20,117
Accounts payable	$ 229,460	$ 142,957
Accrued expenses	275,474	273,449
Loan payable	52,000	50,000
Notes payable	138,683	128,279
Convertible notes payable	66,650	168,950

Total current liabilities	762,267	783,752

Long term lease payable	11,296	25,981
Long term convertible note payable	86,900	235,600

Total Liabilities	860,463	261,581
Stockholders' (deficit)
Common stock $.001 par value, authorized 3,125,000 shares; issued 1,000,000 shares; and outstanding 3,332,275 shares	33,323	18,621
Additional paid in capital	1,486,882	2,433,240
Accumulated (deficit)	(2,082,518)	(2,990,661)
	(562,313)	(538,800)
Total Liabilities and Stockholders' (Deficit)	$ 298,150	$ 277,219

HAND BRAND DISTRIBUTION, INC. STATEMENT OF OPERATIONS (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30,

	2003	2002
Income:
Sales net of returns	$ 0	$ 14,560
Research fees	0	5,000
		19,560
Cost of sales	0	(8,143)

Gross profit	0	11,417

Expenses:
Salaries	38,891	94,168
Professional fees	22,095	50,000
General and administrative expenses	75,656	50,197
Lease expense	19,405	46,220
Lab expenses	4,060	0
Consulting	0	57,067
Depreciation and amortization	13,556	2,814
Sales expenses	13,711	20,684
Insurance	10,432	8,186

Total	197,806	340,753

Loss from operations	(197,806)	340,753
Other income (expenses)	0	0
Other income	0	(271,164)
Other expenses	0	0
Litigation expense	0	30
Interest expense	(2,554)	0

Net loss from operations	(200,360)	69,619

Minority interest in loss of consolidated subsidiary	0	17,840

Net loss	(200,363)	(268,183)

Loss per common share	(0.06)	(0.04)

HAND BRAND DISTRIBUTION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED SEPTEMBER 30,

	2003	2002
Cash flows from operating activities:

Net loss	$(200,787)	$ 268,183

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	13,556	8,186
Compensation in exchange for common stock	0	0
Minority interest	0	0
Gain on transfer of asset	0	0
Loan fee amortization	0	0
(Increase) decrease in accounts receivable	(1,000)	(3,634)
(Increase) decrease in inventory	(3,437)	(14,875)
(Increase) decrease in prepaid expenses	0	0
(Increase) decrease in other assets	0	(257,446)
Increase (decrease) in accounts payable and accrued liabilities	0	391,350
Increase (decrease) in deferred income	74,355	8,864

Total adjustments	83,474	132,445

Net cash used in operating activities	(117,313)	(6,137)

Cash flows from investing activities:
Cash payments for the purchase of assets	(5,245)	0

Cash flows from financing activities:
Bank overdraft	0	2,882
Payments on lease payable	(10,829)	0
Principal payment on long-term debt	(3,000)	0

Principal payment on note payable
Proceeds form issuance of common stock	0
Proceeds from loans payable	158,650	70,910

Net cash provided by financing activities	144,821	5,209

Net (decrease) increase in cash and cash equivalent	22,263	(0)
Cash and cash equivalents, beginning of period	699	947
Cash and cash equivalents, end of period	$22,962	$ 18
Supplemental disclosures of cash flow information:

a) Cash paid during the period for: Interest expense	$ 2,254	$ 1,315

HAND BRAND DISTRIBUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2003

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

GeneThera, Inc. ("the Company"), formerly Hand Brand Distribution, Inc., was incorporated in November 1995, under the laws of the State of Florida. The Company is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens and veterinary diseases.  The Company also develops therapeutic vaccines for these diseases.

GeneThera, Inc. was considered to be in the development stage for the year ended December 31, 2002, and the accompanying comparative financial statements represent those of a development stage company for that year. Activity during the development stage included organization of the Company, and implementation and revision of the business plan.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeneThera, Inc.

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

6

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which is 5 years.

Revenue Recognition

Revenues are recognized when services are rendered.

Advertising

Advertising costs are charged to operations when incurred advertising expenses for the three months ended September 30, 2003 were $12,000 and -0- the three months ended September 30, 2002

Cash and Cash Equivalents

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

NOTE 2  BASIC WEIGHTED NUMBER OF SHARES

Basic weighted average number of shares outstanding at September 30 is as follows:

	2003	2002
Basic weighted and dilutive average number of shares outstanding	3,332,275	1,979,058

NOTE 3  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with three financial institutions amounting to $24,035 at September 30, 2003, and $24,944 at September 30, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2003 and 2002 consisted of the following:

Amortization Period in Years
	2003	2002
Computer	$ 18,801	$ 9,700
Equipment	8,100	5,414
Telephone system	8,519	0
Furniture & fixtures	5,000	57,837
Laboratory equipment	297,085	117,486
Leasehold Improvements	12,313

TOTAL	349,817	209,343

Less accumulated depreciation	(114,311)	106,645
	$ 235,506	$ 106,645

Depreciation expense for the three months ended September 30, 2003 was $13,556.

During the year ended December 31, 2002, the Company entered into capital lease agreements to acquire laboratory equipment and a computer. (See Note 5)

NOTE 5   LEASES

Capital Leases

The Company's property under capital leases is included in property and equipment (See Note 4) and is summarized as follows:

Laboratory Equipment	$ 30,379
Computer	2,521
32,900
Less: Accumulated depreciation	(4,935)

Net assets under capital leases	$ 27,965

Operating Leases

The Company leases office space and vehicles under non-cancelable operating leases for its Colorado facility, which have initial terms in excess of one year.

Total lease expense for the three months ended September 30, 2003 was $19,405.

NOTE 6   LOAN PAYABLE

The Company has an outstanding loan payable at September 30, 2003 as follows:

Loan payable with no interest, due on demand, unsecured	$ 52,000

Less current portion	(52,000)

Total long-term loan payable	$ 0

NOTE 7   NOTES PAYABLE

The Company has outstanding notes payable at September 30, 2003 as follows:

Note payable with an interest rate of 7% per annum, payable in 5 payments of $1,500 and a lump sum balance on December 1, 2001, guaranteed jointly by the

Company and its President. The note is in default as of the date of this report	$ 23,475

Note payable with an interest rate of 14% per annum, payable principal and interest on August 31, 2001, unsecured. The note is in default as of the date of this report.	15,208

Note Payable interest at 8% due one year	100,000
138,683
Less current portion:	(138,683)
Total long-term note payable	$ 0
Total interest expense for the three months ended September 30, 2003 was $986.

NOTE 8   CONVERTIBLE NOTES PAYABLE

Series A convertible note payable to a Shareholder, with interest at 8%; due

June 19, 2003; convertible into shares of common stock at a price of

$0.50 per share.

As of the balance sheet date, the option to convert into shares of common stock was not exercised

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

As of the balance sheet date, the option to convert into shares of common stock was not exercised

$ 60,000

Series A convertible note payable to shareholder, with interest at 8%; due

 March 12, 2004; convertible into shares of common stock at a price of

 $0.50 per share.

As of the balance sheet date, the option to convert into shares of common stock was not exercised.

$ 6,650

$ 153,550
Less: current portion	$ (66,650)

Total long-term convertible notes payable	$ 86,900

There was no interest expense for the three months ended September 30, 2003.

NOTE 9   STOCKHOLDERS' DEFICIT

There are no current Stockholders Deficit.

NOTE 10       INCOME TAXES

At September 30, 2003, the Company had useable net operating loss carryforwards of approximately $2,111,127 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $419,000 at December 31, 2002. This allowance was reserved at December 31, 2002, as management estimates that it is more likely than not that the deferred tax assets will not be realized due to uncertainty of the Company's ability to generate future taxable income. The valuation allowance was adjusted based on estimated use of net operating losses through December 31, 2002 by $160,000. The Company has no current or deferred income tax due to its operating losses.

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

There are no current commitments.

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

NOTE 13  ACQUISITION

On March 28, 2003, Hand Brand Distribution, Inc. issued 1,000,000 shares of common stock to Dr. Antonio Milici, CEO and Chairman of the Board, for the acquisition of 51% of GeneThera, Inc. The Company is currently in the process of completing the acquisition of the other 49% of GeneThera Inc.  Additional shares will be issued in order to complete this transaction.

On July 1, 2003, Hand Brand Distribution, Inc. amended its Articles of Incorporation to change its name to GeneThera, Inc. and authorize 100,000,000 shares of its common stock, and 10,000,000 shares of preferred stock.

GeneThera, Inc. is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens and veterinary diseases.  The Company also develops therapeutic vaccines for these diseases.

NOTE 14  CONTINGENCIES & LITIGATIONS

As part of an agreement dated August 3, 1999, the Company issued 70,400 shares of common stock to an individual in exchange for leased equipment valued at $70,400, which the Company would own at the end of the lease. The individual ceased to pay the lease, and in an effort to retain the equipment, the Company paid the monthly payments.  The Company believes they are the owner of such equipment and will be seeking such documentation.

The former President and CEO of Hand Brand Distribution, Inc. has been reluctant to give full disclosure as to the financial aspects of our wholly owned subsidiary, Family Health News, Inc. (FHNI). Upon investigation, FHNI has been unlawfully operating as an independent corporation in the State of Florida.  The Company plans to divest itself fully of FHNI and any affiliates and bring suit against its owner and operator.  Thus, we have not included the financials for FHNI in this report.

The ultimate outcome of these matters is unknown at this time.  In the opinion of management, the outcome will have no adverse effect on the financial statements.

NOTE 15  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2003 and 2002, the Company showed operating losses of 2,082,518 and $1,290,589 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $704,902 and $761,902 for the years ended December 31, 2003 and 2002 respectively.

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended September 30, 2003 were $0 compared to $23,223 for the same period last year. The decrease is attributable to GeneThera being the sole operating company and research and development was the focus. Sales for the three-month period ended September 30, 2003 were 0, a 100% decrease over sales for the three-month period ended September 30, 2003. The decrease was due to GeneThera completing research and development for beginning a market trial for their Field Collection Systems.

Personnel and professional expenses (consulting and professional fees and salaries) decreased from $165,000 for the prior three-month period ending September 30, 2002 to $32,276 for the three-month period ending September 30, 2003. Comparing the three-month period ending September 30, 2002, to the three-month period ending September 30, 2003, expenses decreased substantially from $287,000  to $197,806.

GENETHERA PLAN OF OPERATION

Background

GeneThera is a development stage company (as such term is defined by the Securities and Exchange Commission ("SEC") and Generally Accepted Accounting Principles) and has had negligible revenues from operations in the last two years. As a development stage company, its research and development expenditures cannot be capitalized.

GeneThera plans to develop proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer), and E.coli (predominantly cattle) are in development.  The Company is also in the process of developing therapeutic vaccines for these and other diseases.  The Company utilizes their patent pending process called PURIVAX™ for purifying these vaccines.  We believe this is where we have a competitive advantage over other companies developing molecular vaccines.

Development Process

The development process of such assays has three primary phases: (1) Research and Development, (2) Validation and Market Trial, and (3) Commercialization. Assuming that an assay is validated in accordance with the original assay design, the entire scientific process for the development of such an assay through to its commercial application is approximately one year. At present, the Company has begun a market trial (phase 2) for the assay for Chronic Wasting Disease. For all other targeted diseases, the Company is in phase 1 of the development process.

The development process for vaccines has four primary phases: (1) Research and development/ In Vitro Model, (2) Pre-clinical/ In Vivo Model, (3) Clinical Trials, and (4) Commercialization.  The entire scientific process from the development of the vaccine to commercialization is approximately two years.  This is contingent upon governmental approvals.  These phases are implemented in concurrence with the development of the assays.  This process will start once phase one of the assay development is completed.  At present, the Company is in phase one of the development of the Chronic Wasting Disease vaccine.  The next step will be the In Vitro model.

Business Model

GeneThera's business model has five features. First, we believe that our focus, the non-human testing market, has great profit potential without a lengthy approval or certification processes. Over the next year, the Company intends to introduce a number of individual assays for the detection of diseases in animals.  The first of which is Chronic Wasting Disease in live animals as well as recently harvested animals. Second, we intend to develop a modularized approach to each assay such that each assay will be standardized around a specific set of equipment using consistent laboratory procedures. This will allow for placement of individual modularized laboratories in any geographic location including existing independent labs or on-site with the end-user. In addition to this modularized approach to each assay, GeneThera has developed a proprietary "Field Collection System" (FCS) to standardize the management of blood samples to insure maximum test performance efficacy. Additionally, this Field Collection System serves as a primary revenue resource for the Company. Third, we believe that our planned modularized laboratory approach will provide the high volume throughput necessary for effective and cost-efficient commercial operations. Fourth, GeneThera's hardware and software platform will allow for the continual collection, analysis and management of assay results over time. With the data available from this system, animal owners, feedlot managers, food producers, and veterinarians will have a comprehensive inventory of the animal's health.  Finally, with each individual assay, the Company will develop a molecular vaccine.  This vaccine will complete the cycle of identity through therapy for each disease.

Field Collection System™ (FCS)

GeneThera, Inc. is making available to State Animal Health Agencies, hunters, and breeders a field blood collection system to test for Chronic Wasting Disease (CWD) in both live and harvested animals. This FCS serves to standardize the process for blood sample collection; the actual testing for the presence of CWD will be conducted at the GeneThera laboratory. GeneThera will brand the system as "Field Collection System".  The FCS for hunters retails at $14 each during this limited time market trial.  Once the market trial is completed, there will be a charge for the testing on top of the FCS.  The FCS design for CWD blood sample collection will serve as the design for all subsequent diseases for which GeneThera will pursue diagnostic assay testing.

GeneThera built the CWD test on its proprietary molecular diagnosis platform to allow high sensitivity results and volume testing. To date, we have received and tested a limited number of normal and contaminated CWD blood samples.

The GeneThera processing lab is highly automated using Fluorogenic Real Time PCR (F-PCR) testing. The Company has integrated robotics and data collection and analysis databases with the F-PCR platform. This platform combined with, GeneThera developed proprietary diagnostic software for genetic expression allows high throughput testing. Once in a full-scale commercial operation, GeneThera's processing capacity will allow for about 2,000 tests per day.  The FCS will cost $14, and each diagnostic test will be about $10.00-$15.00.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $22,962 as of September 30, 2003. With the acquisition of 51% of GeneThera, it is estimated that it will require outside capital for the year 2003 for the commercialization of GeneThera's CWD assays.

At the present time, and assuming continued forbearance by two creditors of GeneThera on defaulted notes in the approximate amount of $35,279, we believe we have adequate working capital through December 31, 2003. However, our financial statements for the three months ended September 30, 2003 contain a going concern qualification expressing doubt regarding our ability to continue operating.

Convertible Notes

To relieve the Company’s cash flow crisis, Convertible Notes have been issued to certain individuals.  A total of 747,800 shares have been issued for $382,400 since January 1, 2002.  The company also received $153,550 for the issuance of Convertible Notes that are still outstanding as of September 30, 2003.  The holders of these notes have not exercised their option to convert into common shares of stock.

On December 12, 2002, the Company issued a convertible promissory note bearing interest at the rate of 8% per annum in the principle amount of Fifty Thousand Dollars ($50,000). Under the terms of the convertible promissory note, the holder of the note is entitled to convert all sums due under the December12 Note for $.50 per share. As of September 30, 2002, the December 12 Note has not been converted.

On December 19, 2002, the Company issued a convertible promissory note bearing interest at the rate of 8% per annum in the principle amount of Thirty-Six Thousand Nine Hundred Dollars ($36,900) to a shareholder. Under the terms of the convertible promissory note, the holder of the note is entitled to convert all sums due under the December19 Note for $.50 per share. As of September 30, 2002, the December 19 Note has not been converted.

On May 16, 2003, the Company issued a convertible promissory note bearing interest at the rate of 10% per annum in the principle amount of Sixty Thousand Dollars ($60,000) to a shareholder. Under the terms of the convertible promissory note, the holder of the note is entitled to convert all sums due under the May 16 Note for $.25 per share. As of September 30, 2002, the May 16 note has not been converted.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of September 30, 2003. The Company did prepare during the three months ending June 30, 2003, a Preliminary Information Statement which was submitted on the 8th day of April, 2003. A Definitive Information Statement was submitted and filed on the 25th day of April, 2003, and subsequently mailed to the security holders of record.

On July 1, 2003, the Articles of Incorporation were amended to change the Company's name from Hand Brand Distribution, Inc., to GeneThera, Inc., to align the Company's name with its ongoing primary business operations and increase the Company's authorized capital which consisted of 3,125,000 shares of Common Stock having a $0.001 par value per share to authorized capital of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, both Common and Preferred shares having a par value of $0.001.

Item 5.  Other Information

         None.

Item 6.  Exhibits

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

GENETHERA, INC.

Date: November 20, 2003
By: /s/ Antonio Milici, M.D., Ph.D.
Antonio Milici, M.D., Ph.D.
Chief Executive Officer

By: /s/ Tannya L. Irizarry
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
Antonio Milici, M.D., Ph.D.
Chief Executive Officer

Dated: November 20, 2003

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
Tannya L. Irizarry
Chief Financial Officer

Dated: November 20, 2003

