Form 10KSB/A
period 2003-09-30
HAND BRAND DISTRIBUTION INC
filed 2003-11-21
CIK 1017110

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

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Hand Brand Distribution, Inc. for the quarterly period ended November 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Hand Brand Distribution, Inc.

By: /s/ Antonio Milici, M.D., Ph.D.
Antonio Milici, M.D., Ph.D.
Chief Executive Officer

Dated: November 20, 2003

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Hand Brand Distribution, Inc. for the quarterly period ended November 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Hand Brand Distribution, Inc.

By: /s/ Tannya L. Irizarry
Tannya L. Irizarry
Chief Financial Officer

Dated: November 20, 2003

