Form 10KSB
period 2003-12-31
GENETHERA INC
filed 2004-04-14
CIK 1017110

FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                          Commission file No. 000-27237



                                 GeneThera, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                 66-0622463
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

  3930 Youngfield Street, Wheat Ridge, CO                 80033
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (303) 463-6371

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

Yes |X| No | |

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

State the issuer's revenues for its most recent fiscal year: $96

State the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of February 27, 2004 was $8,886,287.

State the number of shares outstanding as of the issuer's common stock as of February 27, 2004 was 5,378,674.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:
Yes |_| No  |X|

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-KSB, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "would," could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,
* regulatory environments in which we operate or plan to operate, and
* trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

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

                                     PART I.

Item 1. Description of Business

GeneThera, Inc. ("we" or "the Company"), formerly known as Hand Brand Distribution, Inc., was incorporated in November 1995, under the laws of the State of Florida. Our Common Stock currently trades on the Over-the-Counter Bulletin Board ("OTC") under the symbol GTHA. Our executive offices are located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033 and our telephone number is 303-463-6371.

For the fiscal year 2003 the Company had two subsidiaries, GeneThera, Inc., a Colorado corporation,("GeneThera"), and Family Health News, Inc.("FHNI"), a Florida Corporation. GeneThera's business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA(TM)) with PURIVAX(TM), its system for analyzing large-scale DNA sequencing. FHNI publishes a quarterly magazine, Family Health News ("FHNews"), that contains articles on health, nutrition, lifestyle and innovative health products and therapies. FHNI also distributes a select line of products related to these topics. FHNI's business is not at the core of our ongoing business model and as a result the Board of Directors is seeking to divest the Company of FHNI or to dissolve and liquidate FHNI's assets. FHNI has produced negligible revenues in its history and has been operating at a loss. We will seek to resolve this issue in a timely manner.

The Company is a biotechnology company that, through GeneThera, develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

GeneThera, Inc. was considered to be in the development stage for the year ended December 31, 2003, and the accompanying comparative financial statements represent those of a development stage company for that year. Activity during the development stage included organization of the Company, and implementation and revision of our business plan.

GeneThera's business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA(TM)) with PURIVAX(TM), its system for analyzing large-scale DNA sequencing. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today -- all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America. The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003. GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but has been in Europe for many years. Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE). Diagnostic assays for E.coli O157:H7 and Johnne's Disease are in the final stages of development. Vaccines for Chronic Wasting Disease and E.coli O157:H7 are in advanced stages of development.

Government Regulations

GeneThera's unique approach to the testing for various diseases allows it to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA. All tests are done utilizing the blood of animals that can be collected in the field using the Company's proprietary Field Collection System (FCS). The collected blood is then sent to GeneThera's laboratory for testing. Since all of the testing for the diseases is done "in house," meaning tested at laboratories operated by GeneThera and using GeneThera developed testing methods, the USDA deems GeneThera's test to be under the category of Veterinary Services. The regulations on Veterinary Services are much different than that of third party testing. GeneThera's test is not a kit.

The Center for Biologics Evaluation and Research (CBER) regulates human gene therapy products - products that introduce genetic material into the body to replace faulty or missing genetic material, thus treating or curing a disease or abnormal medical condition. CBER uses both the Public Health Service Act and the Federal Food Drug and Cosmetic Act as enabling statutes for oversight. FDA has not yet approved any human gene therapy product for sale. However, the FDA is actively involved in overseeing this activity.

Family Health News, Inc.

In October 1996, the Company acquired FHNI (formerly known as The Family News, Inc.), which publishes FHNews. FHNews is a subscription-based newsletter and digest, published quarterly since 1990, that focuses on health, nutrition, and alternative medical therapies. FHNI also distributes a small line of products, including dietary supplements and health and nutrition related equipment, books and tapes. The Company pays a nominal royalty to the author of the books. FHNI's business is not at the core of GeneThera's ongoing business model and as a result the Board of Directors is seeking to divest the Company of FHNI or to dissolve FHNI and liquidate FHNI's assets. FHNI has produced negligible revenues in its history and has been operating at a loss. We will seek to resolve this issue in a timely manner. The Company has entered into a Stock Purchase Agreement to sell FHNI (the "FHNI Stock Sale") to John Taggart, a former officer and director of the Company. The FHNI Stock Sale has never been completed due to the matter not having been submitted to the shareholders as required under the Stock Purchase Agreement. The Company believes that the sale does not currently constitute substantially all of the assets of the Company and that shareholder approval is not required under Florida law. The Company is now considering other options before completing the FHNI Stock Sale such as ceasing the FHNI operations and winding up FHNI's affairs and liquidating its assets.

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

Distribution

FHNI distributes its products through a sales force of six to twelve independent distributors. The sales force is recruited primarily though our catalog and through FHNews' web site. The primary channels of distribution for our products are: (i) mass market retailers, which include drug stores, supermarkets, mass merchandisers and discount stores; (ii) health food stores; (iii) direct sales organizations; (iv) mail order; and (v) the Internet. The Company does not rely on any one customer or a few major customers for a significant part of its revenues.

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

On November 18, 1998, the Federal Trade Commission (FTC) issued its "Dietary
Supplements: An Advertising Guide for Industry." Such guide provides an application of FTC law to dietary supplement advertising and includes examples of how principles of advertisement interpretation and substantiation apply in the context of dietary supplement advertising. Such Guide provides additional explanation but does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company believes that its current advertising is in compliance with the requirements of the FTC Guide, although no assurances can be given in this regard.

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

Employees

As of February 27, 2004, the Company had a total of three (3) full-time employees and three (3) part-time employees who devote substantial effort on the Company's behalf. None of the employees of the Company are represented by a collective bargaining unit.

Risk Factors

We encounter various risks related to our business and our industry. These include the following risks.

Development Stage Company

We have a history of losses and may never become profitable. Our primary subsidiary, GeneThera, Inc., is a development stage company. As such, GeneThera, Inc. will continue to incur high research and development expenses and may not generate significant revenue with the Company's launch of its CWD and Mad Cow Disease diagnostic assay. There can be no assurance that the Company will become profitable.

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

Government Regulation
The Company is subject to or affected by laws and regulations that govern, for example: (i) the vaccination of animals for certain diseases. The failure to comply with these laws and regulations, or to obtain applicable governmental approvals, could result in the imposition of penalties, cause delays in, or make impossible, the marketing of our products and services.

Item 2. Description of Property

The Company leases a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado. The lease expires in January 2005 and the rent is $5,278.05 per month.

Item 3. Legal Proceedings

GeneThera Inc. has commenced a civil action against individuals Milton and Keith Dailey d/b/a "Hunting Lease Magazine" based upon a commercial transaction. The Company is seeking compensatory and exemplary damages. It is too early in the proceeding to determine any likelihood of an unfavorable outcome.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                    PART II.

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

Our common stock currently trades on the Over The Counter Bulletin Board under the symbol GTHA. The following sets forth the range of high and low bid quotations for the periods indicated as reported by AlphaTrade. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year     Quarter                   High             Low
----     -------                   ----             ---

2003     Fourth                    3.42             1.55
         Third                     2.40             0.89
         Second                    1.78             0.35
         First                     1.55             0.60

2002     Fourth                    3.10             0.95
         Third                     3.48             1.00
         Second                    2.325            0.70
         First                     2.30             0.32

*Source AlphaTrade

There are no restrictions on the payment of dividends. We have paid no dividends to date and none are anticipated. There were approximately 582 record holders of common stock as of February 27, 2004.

At various times prior to December 31, 2001, the former President of the Company, John Taggart, made loans to the Company in the aggregate principal amount of $15,300. The loans were evidenced by convertible promissory notes that may be converted into shares of Common Stock. As of December 31, 2003, the notes were converted to common stock.

At various times prior to December 31, 2001, various third parties made loans to the Company in the aggregate principal amount of $69,500, which amount remained outstanding on December 31, 2001. The loans were evidenced by convertible promissory notes that may be converted into shares of Common Stock.

On January 10, 2002, 2,365,950 shares of common stock valued at $0.105 per share were issued to an unrelated party for $83,262 in cash.

On August 13, 2002, certain holders exercised their option to convert $10,500 in convertible notes payable pursuant to an agreement dated August 12, 2002. After a 2:1 forward stock split, 21,000 shares of common stock were issued.

On December 12, 2002, the Company issued a convertible promissory note bearing interest at the rate of 8% per annum in the principal amount of Fifty Thousand Dollars ($50,000) to Fidra Holdings Ltd. Under the terms of the convertible promissory note, the holder of the note is entitled to convert all sums due under the December 12 Note for $.50 per share. As of April 14, 2003, the December 12 Note has not been converted.

On December 24, 2002, the Company issued a Convertible Promissory Note bearing interest at the rate of 8% per annum in the principal amount of One Thousand Dollars ($1,000). Under the terms of the Convertible Promissory Note, the holder of the Note is entitled to convert all sums due under the December 24 Note for $0.50 per share. As of April 14, 2002, the December 24 Note has not been converted.

On December 27, 2002, the Company issued a Convertible Promissory Note bearing interest at the rate of 8% per annum in the principal amount of Ten Thousand Dollars ($10,000). Under the terms of the Convertible Promissory Note, the holder of the Note is entitled to convert all sums due under the December 27 Note for $0.50 per share. As of April 14, 2002, the December 27 Note has not been converted.

In October and November, 2003, the Company made separate offerings of an aggregate of $750,000 in principal amount of convertible promissory notes, all bearing interest at the rate of 8% per annum. The maturity dates of these notes are one year from the date of purchase by the investor. To date the Company has raised an aggregate principal amount of $715,000 from these offerings, $30,000 as of December 31, 2003 and $685,000 between January 1 and February 1, 2004. The notes are convertible into shares of the Company's common stock at the conversion rate of one share for each $1.00 in principal and accrued interest thereon converted. As of February 27, 2004, an aggregate of $698,000 in principal and accrued interest had been converted into 698,000 shares of the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

GENETHERA DISCUSSION

Background

GeneThera is a development stage company (as such term is defined by the Securities and Exchange Commission ("SEC") and Generally Accepted Accounting Principles and has had negligible revenues from operations in the last two years. As a development stage company, its research and development expenditures have not been capitalized as of this date. The Company acquired 100% of the outstanding stock of GeneThera Inc., a Colorado corporation, for the issuance of 1,960,000 shares of the Company's common stock.

GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. E.coli (predominantly cattle) and Johne's disease (predominantly cattle and bison) diagnostics are in development.

GeneThera provides genetics-based diagnostic and is currently working on vaccine solutions to meet the growing demands of today's veterinary industry and tomorrow's agriculture and healthcare industries. The company is organized and operated both to continually apply its scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

The Company believes it will require significant additional funding in order to achieve its business plan. Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $1,000,000. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully.

RESULTS OF OPERATIONS

The Company does not have an automated financial and accounting reporting system for reporting financial results of its subsidiaries to the Company. In addition, FHNI has refused to provide the Company with its financial statements for the fiscal year ending December 31, 2003. Accordingly, the Company is unable to obtain the financial statements of FHNI without unreasonable effort or expense within the meaning of Rule 12b-21 adopted by the SEC. The following discussion and analysis, therefore, relates only to the financial condition and results of operations of GeneThera, Inc.

Revenues for the three-month period ended December 31, 2003 were $96 compared to $5,000 for the same period last year. The decrease is attributable to reduced research fees at GeneThera. Sales for the year ended December 31, 2003 were $96.

General and administrative expenses more than doubled for the current period as compared to the prior period. The increase is primarily attributable to increased expenses involved in consolidating the operations of GeneThera with the parent Company.

Personnel and professional expenses (consulting and professional fees and salaries) increased from $304,220 for the prior fiscal year ending December 31, 2002 to $1,419,589 for the year ending December 31, 2003. Comparing the year ended December 31, 2002 to the year ended December 31, 2003, expenses grew substantially from $634,413 to $2,555,346. Most of this increase relates to the development of the Company's management team, as well as professional, legal fees, and consulting fees incurred as part of the acquisition and preparation of the Company's periodic and other filings with the Securities and Exchange Commission.

The Company recorded a loss of $2,431,761 compared to $627,984 for the year ended December 31, 2002.

Total assets of the Company for the year ended December 31, 2003 were $806,762.

Total current liabilities at December 31, 2003 were $1,300,283.

RESEARCH AND DEVELOPMENT

R&D serves is the source for both assay development and vaccine design/development. As assays for different diseases are developed, the Company plans to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. To date, we have introduced our diagnostic solution for Chronic Wasting disease and Mad Cow disease on a very limited basis. We cannot assure you that we will be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, that we can successfully commercialize them or earn profits from sales of those assays. Furthermore, we cannot assure you that we will be able to design, develop, or successfully commercialize any vaccines.

COMMERCIAL DIAGNOSTIC TESTING

The Diagnostic Testing labs are the second division of the Company. The Company intends to locate laboratories geographically proximate to the primary sources of individual diseases and/or according to specific available operating efficiencies. The specific number of labs to be built and operated will be based on assay demand (demand facilitated by the number of specific disease assays GeneThera develops), our ability to obtain the capital to build the labs, and our ability to successfully manage them from our principal office.

LICENSING

Through our third division, Licensing, we intend to manage the marketing and sale of the vaccines developed by GeneThera's Research & Development division. As GeneThera does not intend to be a vaccine manufacturer, we plan to use our Licensing division to license the technology related to any vaccines that may be developed and to manage the revenue potential available from the successful development and validation of specific vaccines. We cannot assure you that we will develop any vaccines or that, if they are developed, we will be able to license them successfully or that any such license will produce significant revenues.

R&D SERVICES

     Molecular, Cellular, Viral Biology Research and Consulting Services:

GeneThera Inc. is committed to providing global access to cutting edge biotechnology services to fellow scientists in academia, the pharmaceutical industry, and the biotechnology industry. Primarily, GeneThera's expertise focuses on technology relevant to animal and human immunotherapy. GeneThera is dedicated to furnishing dependable, high quality, cost-effective and prompt client consulting services. These services are backed by the cumulative experiences of greater than 100 years of research and development in both government and industry by GeneThera's senior scientists. GeneThera develops a commercial-scale implementation of Adenovector Purification Process to support R&D material production. Furthermore, GeneThera evaluates and tests commercially available expression vectors and incorporates them into its vector repertoire. These technologies are well established within the repertoire of GeneThera's scientific staff.

Research & Development Services:

     Molecular Biology:

o    Synthetic cDNA Construction
o    Prokaryotic Expression Vector Construction & Development
o    E. coli Expression Strain Evaluation
o    Pilot Scale Fermentation
o    Mammalian Expression Vector Construction & Development
o    Baculovirus Expression
o    Protein Isolation
o Protein Engineering: Complement Determining Region Conjugated Proteins Monoclonal Antibody Production Chimerization & Humanization
o Vector design for Prokaryotic Expression of Antibody Fragments (Fab) and Single Chain Antibody (ScFv)
o    Pilot Scale- up Development
o    Process Purification & Characterization
o    Assay Development & Quality Control Pharmaceutical Dosage and Formulation

     Molecular Biology Potential Agreement Structure

     Stage (I): cDNA Construction & Expression Vector Development Stage (II):
     Pilot Scale Expression & Protein Purification Stage (III): Assay Development & Quality Control Development Stage (IV): Bioprocess Development & Optimization Stage (V): Dosage & Formulation

     Gene Therapy Testing services

     Genethera Services offers GLP testing programs for somatic cell, viral and naked DNA-based gene therapies. With over eight years experience in providing fully integrated bio-safety testing programs for the cell and gene therapy fields, we have supported a number of successful BLA and IND applications.

     Replication-Competent Viral Vector Testing

     Sensitive in vitro cell culture assays are used to detect replication-competent retroviruses or adenoviruses. GeneThera can work with clients to provide custom replication-competent virus detection assays for the particular vector construct.

     Complete Somatic Cell and Viral Vector Packaging and Producer Cell Line Characterization

     GeneThera offers all of the assays mandated by regulatory authorities worldwide for the bio-safety analysis and characterization of cells and cell lines used in gene therapy products.

     Vector Stock Characterization

     Custom purity and potency testing is available for gene therapy viral vector stocks.

     Vector Purification Process Validation for Viral Clearance

     Most biopharmaceuticals require viral clearance studies to validate the removal of potential contaminants, such as those from bovine components or from helper viruses (adenovirus in AAV production). GeneThera can provide custom design and performance of viral studies for various vector purification processes.

     Custom Bio-safety Testing Programs for Somatic Cell, Ex Vivo Cell, and Tissue Therapies

     GeneThera can guide our clients through the unique process of designing and implementing a bio-safety testing program that meets the needs of each specific project.

GeneThera is currently seeking contracts for these services. There is no assurance that any contracts will be signed or that the company will generate significant profits from these contracts.

Business Model

GeneThera's business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA(TM)) with PURIVAX(TM), its system for analyzing large-scale DNA sequencing. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today -- all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

Each individual assay utilizes the proprietary Field Collection System (FCS) for the collection and transportation of blood samples to GeneThera's laboratory. The FCS allows GeneThera to maintain the integrity of each sample by the addition of specific reagents to test tubes contained in the system. GeneThera's FCS is designed to be an easy-to-use method of gathering blood samples from harvested or domesticated animals. It ensures consistency of samples as well as increased assurance of each sample's integrity.

To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America. The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003. GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but has been in Europe for many years. The Field Collection Systems are available for purchase from the Company. Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE). Diagnostic assays for E.coli O157:H7 and Johnne's Disease are in the final stages of development. Vaccines for Chronic Wasting Disease and E.coli O157:H7 are in advanced stages of development. The Company will need the approval of the USDA before the vaccines can be sold. There are no assurances that such an approval will be granted, or if granted, whether the Company will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera's integrated technology platform is the foundation for "fast-track" rDNA vaccine development. ITP is the assembly of GEA(TM) and PURIVAX(TM) rAD and rAAV systems. This integrated technology platform yields fast-track vaccine development. Leveraging its ITP, GeneThera can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24. The GEA(TM) applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GEA(TM) assays, vaccine efficacy can be measured in real time. This means not having to wait for the antibody response to measure how well the vaccine is working. F-PCR allows effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s). The more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GEA(TM) SYSTEM

GEA(TM) is a proprietary assay development system. The core of GEA(TM) is Fluorogenic Polymerase Chain Reaction technology (F-PCR). GeneThera solves the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are fully integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system. This system results in minimal intervention and no post-PCR manipulation.

The Automated Nucleic Acid Workstation is a highly flexible robotic system that extracts and purifies acids from a variety of complex samples, preparing them for F-PCR analysis. Data management system software includes a database to manage all run phases and record sample processing.

The Sequence Detection System detects the fluorescent signal generated by the cleavage of the reporter dye during each PCR cycle. This process confers specificity without the need of post-PCR hybridization. Most important, the SDS offers the advantage of monitoring real time increases in fluorescence during PCR. Specifically, monitoring real-time progress of the PCR completely changes the approach to PR-based quantitation of DNA and RNA, most particularly in improving the precision in both detection and quantitation of DNA and RNA targets.

GeneThera currently faces no competition in the use of F-PCR technology and the modular unit concept for commercial testing of either infectious disease in animals or food pathogen contamination. Currently, most labs utilize conventional microbiology, immunological or conventional PCR methods for either veterinary diseases or food pathogen contamination detection. Specific to microbiology and immunological techniques, the drawbacks of these approaches are:

     1. the antibodies-based culture media used to detect the presence of infectious diseases has a low level of sensitivity;
     2. high background due to non-specific binding of antibodies and/or culture contamination;
     3.   sample preparation and storage creates artifacts; and
     4.   long, cumbersome protocols necessary to perform these tests.

A major technical limitation of conventional PCR is the risk of contaminating a specimen with the products of previously amplified sequences. Known as cross-contamination, this phenomenon represents a constant challenge to any lab using conventional PCR. Managing these challenges is cumbersome and difficult to streamline.

Fluorogenic PCR (F-PCR) overcomes these drawbacks by making it possible for PCR to efficiently test large numbers of samples even when major laboratory facilities are not readily available. A novel methodology, F-PCR allows quantitative and qualitative detection of specific nucleic acid sequences in a very sensitive, highly accurate and rapid fashion.

PURIVAX(TM)TECHNOLOGY

GeneThera has developed a large-scale process for highly purified and high viral titer Adenovirus and AAV recombinant vectors. This technology enables GeneThera to develop Adenovirus and AAV based recombinant DNA vaccines for veterinary diseases and food pathogens.

GeneThera's PURIVAX(TM) is a multi-resin anion exchange chromatography system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors. PURIVAX(TM) completely eliminates toxic side effects associated with adenoviruses and AAV vectors thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines. Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful tool for an innovative vaccine design process known as "genetic immunization."

Recombinant Adenovirus (rAD) and AAV (rAAV) vectors are the ideal candidates for a gene delivery system. These viruses can efficiently deliver genetic material to both dividing and non-dividing cells, thereby overcoming some of the obstacles encountered with first generation retroviral vectors.

Equally important, rAd and rAAV are engineered virus genomes that contain no viral gene. One of the key features for rAd and rAAV is their ability to transduce a large variety of cells. However, two technical challenges had to be overcome to fully utilize rAd and rAAV in the development of rDNA vaccines:

     1.   lack of large scale purification system;
     2.   low viral titer

Traditional technologies and first generation chromatography processes are inadequate both in terms of purity and yield. And, due to the limitation of these purification technologies, adequate viral titers cannot be achieved. The result is no efficient system to deliver immuonogenic genetic sequences into cells.

This is the significance of GeneThera's PURIVAX(TM), rAD and rAAV system for rDNA vaccine development. Succinctly stated, it is able to achieve both high purity and high viral titer (up to 10e16 viral particles/eulate) based on its proprietary multi-resin anion exchange chromatography system. Biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.

FIELD COLLECTION SYSTEM

GeneThera's Field Collection System (FCS) is a commercial product designed to permit a standardized manner for drawing, stabilizing and handling blood samples intended for GeneThera's diagnostic assay testing. Each package is referred to as a "System" because it is just that. There are two different FCS packages: one for hunters and one for breeders or ranchers. GeneThera's FCS is designed to be an easy-to-use method of gathering blood samples from harvested or domesticated animals. It ensures consistency of samples as well as increased assurance of each sample's integrity.

Common to each FCS are two test tubes, each containing a separate reagent. The process, as described in the packaging, ensures that each individual sample of blood will be stabilized, thereby increasing the integrity of that sample for diagnostic testing. Additionally, this common method of receiving blood samples at the GeneThera laboratory(s) increases the efficiency of handling the volume of samples received. We believe this will enable us to provide a fast, efficient process, capable of posting results within 24 hours of receipt at a low cost to the consumer. All testing using the FCS must be done by GeneThera and no third parties can test the blood collected. The Company is currently offering the FCS for hunters, breeders, or ranchers directly through the Company on a limited basis. The Company intends to begin a marketing campaign through the addition of key personnel to achieve higher volumes of sales for the FCS. The Company projects that no capital will be needed to hire the additional personnel as they will be hired on a strictly commission based.

FHNI DISCUSSION AND ANALYSIS

FHNI has had a long history of losses and flat to negative growth in revenues. FHNI's business is not at the core of our ongoing business model. The Company's belief is that the GeneThera business holds greater promise for long-term growth and value. As a result, the Board of Directors is seeking to divest the Company of FHNI or to dissolve and liquidate FHNI's assets.

As stated numerous times in this report, the Company has been unable to obtain financial information from FHNI. Management of FHNI has refused to provide the Company with the financial information necessary for the Company to discuss the financial condition and results of operations of FHNI, despite several attempts on the part of the Company to obtain such information.

Liquidity and Capital Resources

The Company had a cash balance of $-0- as of December 31, 2003. It is estimated that it will require outside capital for the year 2004 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. As discussed in this filing, the Company has raised $715,000 through Convertible Notes to certain individuals in late 2003 and early 2004. These individuals have converted as of the date of this filing. Currently the company is in discussions with two groups to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully.

Convertible Notes

To relieve its cash flow crisis, the Company has issued convertible notes to certain individuals.

On December 12, 2002, the Company issued a convertible promissory note bearing interest at the rate of 8% per annum in the principal amount of Fifty Thousand Dollars ($50,000) to Fidra Holdings Ltd. Under the terms of the convertible promissory note, the holder of the note is entitled to convert all sums due under the December12 Note for $.50 per share. As of April 14, 2003, the December 12 Note has not been converted.

On December 24, 2002, the Company issued a Convertible Promissory Note bearing interest at the rate of 8% per annum in the principal amount of Ten Thousand Dollars ($10,000). Under the terms of the Convertible Promissory Note, the holder of the Note is entitled to convert all sums due under the December 24 Note for $0.50 per share. As of April 14, 2002, the December 24 Note has not been converted.

On December 27, 2002, the Company issued a Convertible Promissory Note bearing interest at the rate of 8% per annum in the principal amount of One Thousand Dollars ($1,000). Under the terms of the Convertible Promissory Note, the holder of the Note is entitled to convert all sums due under the December 27 Note for $0.50 per share. As of April 14, 2003, the December 27 Note has not been converted.

Between October 2003 and January 2004, the Company issued 2 separate Convertible Promissory Notes bearing interest at the rate of 8% per annum. An aggregate amount of Seven Hundred and Fifteen Thousand Dollars ($715,000) were raised. Under the terms of the Convertible Promissory Notes, the holder of the Note is entitled to convert all sums due under the Note for $1.00 per share with the notes maturing one year from the date the money is received by the Company. The Company received Thirty Thousand Dollars ($30,000) as of December 31, 2003 and the balance of Six Hundred Eighty-Five Thousand Dollars ($685,000) was received as of February 1, 2004. As of February 27, 2004, Six Hundred Ninety-Eight Thousand Dollars ($698,000) was converted into 698,000 shares, $17,000 still remains outstanding under the Note.

Item 7. Financial Statements



                                 GENETHERA, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                         GENETHERA, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002






                                TABLE OF CONTENTS



                                                                        Page No.


Independent Auditors' Report                                              F-2

Consolidated Balance Sheets                                               F-3

Consolidated Statements of Operations                                     F-5

Consolidated Statements of Changes in Stockholders' Deficit               F-6

Consolidated Statements of Cash Flows                                     F-9

Notes to Consolidated Financial Statements                                F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
GeneThera, Inc. and Subsidiary
Wheat Ridge, CO

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. and Subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has no established source of revenue, recurring losses from operations, cash used in operations and accumulated deficit. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KANTOR, SEWELL & OPPENHEIMER, PA
------------------------------------
KANTOR, SEWELL & OPPENHEIMER, PA




Hollywood, Florida
February 15, 2004

                         GENETHERA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,



                                     Assets

                                                         2003             2002
                                                       --------         --------

Current assets
  Cash                                                 $   --           $   --
                                                       --------         --------
Total current assets                                       --               --

Property and equipment, net                             702,199          214,434

Other assets
  Deposits                                                5,278            5,278
  Goodwill and trademark, net                            25,825             --
  Investment in subsidiary                               39,146             --
  Other assets                                           34,314           30,001
                                                       --------         --------
                                                        104,563           35,279
                                                       --------         --------

                                                       $806,762         $249,713
                                                       ========         ========





               The notes to consolidated financial statements are
                    an integral part of the above statement.


                                 GENETHERA, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31,


                              Liabilities and Stockholders' Deficit

                                                                         2003           2002
                                                                     -----------    -----------
Current liabilities
  Bank overdraft                                                     $    35,487    $        42
  Accounts payable                                                       122,513         98,069
  Accrued expenses                                                       569,088        237,633
  Due to related company                                                     849        339,043
  Lease payable                                                           18,715         32,900
  Loan payable - related party                                            50,000         50,000
  Notes payable                                                          193,405        131,683
  Convertible notes payable                                              310,227           --
                                                                     -----------    -----------
Total current liabilities                                              1,300,284        889,370


Stockholders' deficit
  Preferred stock, $0.001 par value, 20,000,000 shares authorized;
    no shares issued and outstanding                                        --             --
  Common stock $.001 par value, authorized 100,000,000 shares;
    4,749,976 and 1,960,000 shares issued and outstanding at
    December 31, 2003 and 2002 respectively                                4,750          1,960
Additional paid in capital                                             4,300,500        691,040
Accumulated deficit                                                   (4,798,772)    (1,332,657)
                                                                     -----------    -----------
                                                                        (493,522)      (639,657)
                                                                     -----------    -----------

                                                                     $   806,762    $   249,713
                                                                     ===========    ===========


                       The notes to consolidated financial statements are
                            an integral part of the above statement.


                         GENETHERA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,


                                                      2003              2002
                                                  -----------       -----------


Revenue                                           $        96       $     5,000
                                                  -----------       -----------

Expenses
  Salaries                                          1,386,000           296,206
  Professional fees                                    33,589             8,014
  General and administrative                          312,944           122,428
  Leases                                               95,525            89,511
  Laboratory                                           25,286            50,560
  Consulting                                          607,750            22,665
  Depreciation and amortization                        73,494            30,532
  Insurance                                            20,758            14,497
                                                  -----------       -----------

                                                    2,555,346           634,413
                                                  -----------       -----------

Loss from operations                               (2,555,250)         (629,413)

Other income (expenses)
  Other income                                        150,000            83,262
  Other expenses                                         --             (77,776)
  Interest expense                                    (26,511)           (4,057)
                                                  -----------       -----------

Net loss                                          $(2,431,761)      $  (627,984)
                                                  ===========       ===========


Loss per common share
  Basic and dilutive                              $     (0.78)      $     (0.32)

Basic and diluted weighted average
  number of shares outstanding                      3,116,607         1,960,000


               The notes to consolidated financial statements are
                    an integral part of the above statement.


                                              GENETHERA, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                  Common Stock            Paid in     Accumulated
                                                              Shares        Amount        Capital       Deficit         Total
                                                            -----------   -----------   -----------   -----------    -----------

Issuance of common stock to founders for consulting
  services rendered                                             420,000   $       420   $    35,580   $      --      $    36,000

Issuance of common stock in exchange for equipment
  supplies and cash                                             100,000           100        99,900          --          100,000

Issuance of common stock according to a contract for
  computer services and financing                                60,000            60        59,940          --           60,000

Issuance of common stock in exchange for cash                     5,000             5         4,995          --            5,000

Net loss 1999                                                      --            --            --        (154,750)      (154,750)
                                                            -----------   -----------   -----------   -----------    -----------

Balance December 31, 1999                                       585,000           585       200,415      (154,750)        46,250

Issuance of common stock in exchange for consulting
  services rendered                                              25,000            25        24,975          --           25,000
                                                            -----------   -----------   -----------   -----------    -----------

                             sub-total                          610,000   $       610   $   225,390   $  (154,750)   $    71,250
                             sub-total                          610,000   $       610   $   225,390   $  (154,750)   $    71,250



                  The notes to consolidated financial statements are an integral part of the above statement.


                                              GENETHERA, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                  Common Stock            Paid in     Accumulated
                                                              Shares        Amount        Capital       Deficit         Total
                                                            -----------   -----------   -----------   -----------    -----------

Issuance of common stock in exchange for an agreement
  for management and financing                                   40,000            40        39,960          --           40,000

Issuance of common stock in exchange for a consulting
  agreement                                                      10,000            10        11,990          --           12,000

Net loss 2000                                                      --            --            --        (156,259)      (156,259)
                                                            -----------   -----------   -----------   -----------    -----------

Balance December 31, 2000                                       660,000           660       277,340      (311,009)       (33,009)

Issuance of common stock to an officer in lieu of salary      1,125,000         1,125       238,875          --          240,000

Issuance of common stock to an employee in lieu of salary        60,000            60        59,940          --           60,000

Issuance of common stock to an employee in lieu of salary        15,000            15        14,985          --           15,000

Issuance of common stock in exchange for consulting
services                                                        100,000           100        99,900          --          100,000

Net loss, 2001                                                     --            --            --        (393,664)      (393,664)
                                                            -----------   -----------   -----------   -----------    -----------

Balance December 31, 2001 (as restated see Note 14)           1,960,000   $     1,960   $   691,040   $  (704,673)   $   (11,673)
                             sub-total                        1,960,000   $     1,960   $   691,040   $  (704,673)   $   (11,673)



                  The notes to consolidated financial statements are an integral part of the above statement.


                                              GENETHERA, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                  Common Stock            Paid in     Accumulated
                                                              Shares        Amount        Capital       Deficit         Total
                                                            -----------   -----------   -----------   -----------    -----------

Net loss, 2002 (as restated see Note 14)                           --            --            --        (627,984)      (627,984)
                                                            -----------   -----------   -----------   -----------    -----------

Balance December 31, 2002 (as restated see Note 14)           1,960,000         1,960       691,040    (1,332,657)      (639,657)

Recapitalization on March 23, 2003                              778,176           778     1,041,122    (1,034,354)         7,546

Additional paid in capital contributed as equipment                --            --         450,000          --          450,000

Shares issued in exchange for services                          715,000           715       607,035          --          607,750

Shares issued to officer                                        600,000           600     1,163,400          --        1,164,000

Shares issued on conversion                                     696,800           697       347,903          --          348,600

Net loss, 2003                                                     --            --            --      (2,431,761)    (2,431,761)
                                                            -----------   -----------   -----------   -----------    -----------

Balance December 31, 2003                                     4,749,976   $     4,750   $ 4,300,500   $(4,798,772)   $  (493,522)
                                                            ===========   ===========   ===========   ===========    ===========


                  The notes to consolidated financial statements are an integral part of the above statement.


                         GENETHERA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                            2003           2002
                                                        -----------    -----------

Cash flows from operating activities:
  Net loss                                              $(2,431,761)   $  (627,984)
                                                        -----------    -----------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                          73,494         30,532
      Compensation in exchange for common stock           1,164,000
      Consulting in exchange for common stock               607,750
      (Increase) decrease in other assets                   (69,284)        (5,172)
      Increase (decrease) in accounts payable
        and accrued liabilities                              23,205        734,637
      Increase (decrease) in other payables                 (15,348)          --
                                                        -----------    -----------

      Total adjustments                                   1,783,817        759,997
                                                        -----------    -----------

  Net cash provided by (used in) operating activities      (647,944)       132,013
                                                        -----------    -----------

Cash flows from investing activities:
  Cash payments for the purchase of lab equipment           (97,907)       (11,534)
                                                        -----------    -----------

  Net cash used in investing activities                     (97,907)       (11,534)
                                                        -----------    -----------

Cash flows from financing activities:
  Bank overdraft                                             35,486             42
  Payments on lease payable                                 (14,185)       (11,407)
  Principal payment on note payable                          (9,000)       (27,000)
  Capital contributed as equipment                          450,000
  Forgiveness of debt                                      (150,000)       (83,262)
  Proceeds from convertible loans                           356,550           --
  Proceeds from notes payable                                77,000           --
                                                        -----------    -----------

  Net cash provided by (used in) financing activities       745,851       (121,627)
                                                        -----------    -----------

Net increase in cash and cash equivalents                      --           (1,148)

Cash and cash equivalents, beginning of year                   --            1,148
                                                        -----------    -----------

Cash and cash equivalents, end of year                  $      --      $      --
                                                        ===========    ===========


Supplemental disclosures of cash flow information:
a) Cash paid during the period for:
    Interest expense                                    $     3,462    $     1,616
                                                        -----------    -----------

               The notes to consolidated financial statements are
                    an integral part of the above statement.

                                        F-9

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Nature of Operations
--------------------
GeneThera, Inc. (the Company), formerly known as Hand Brand Distribution, Inc., was incorporated in November 1995, under the laws of the State of Florida. On January 23, 2002, the Company entered into a stock purchase agreement with GeneThera, Inc. (Colorado) to acquire approximately 91% of its stock in a transaction accounted for as a recapitalization of GeneThera, Inc. This agreement was rescinded and a new agreement signed on March 23, 2003 (See Note
13). GeneThera, Inc. (Colorado) is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms. The Company also owns Family Health News, a wholly own subsidiary, located in Florida.

GeneThera, Inc. (Colorado) was considered to be in the development stage for the year ended December 31, 2002, and the accompanying comparative financial statements represent those of a development stage company for that year. Activity during the development stage included organization, and implementation and revision of the business plan. GeneThera, Inc. (Colorado) has also provided research services to unrelated parties.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GeneThera, Inc. (Colorado). All significant inter-company balances and transactions have been eliminated. The accounts of Family Health News have not been consolidated because the Company expects control over Family Health News to be temporary.

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

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which is 5 - 10 years.

Revenue Recognition
-------------------
Revenues are recognized when services are rendered.

Loss per Share
--------------
Basic loss share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2003 and 2002 all common stock equivalents were antidilutive and therefore diluted loss per share equaled basic loss per share.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES - continued

Advertising
-----------
Advertising costs are charged to operations in the year incurred. There were no advertising expenses for the years ended December 31, 2003 and 2002.

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

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 2 CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with three financial institutions. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation. The Company had a bank overdraft at December 31, 2003, and 2002.


NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of the following:

                                                 2003          2002
                                               ---------    ---------

         Computers                             $  32,523    $  12,372
         Telephone system                          5,119        3,400
         Furniture & fixtures                      1,465         --
         Laboratory equipment                    811,017      277,194
                                               ---------    ---------

                                                 850,124      292,966
               Less accumulated depreciation    (147,925)     (78,532)
                                               ---------    ---------

                                               $ 702,199    $ 214,434
                                               =========    =========


Depreciation expense for the years ended December 31, 2003 and 2002 was $70,223 and $30,532, respectively.

During the year ended December 31, 2003, the Company entered into capital lease agreements to acquire laboratory equipment and a computer. (See Note 4)


NOTE 4 LEASES

Capital Leases
--------------
The Company's property under capital leases is included in property and equipment (See Note 3) and is summarized as follows:

                                                2003        2002
                                              --------    --------

            Laboratory Equipment              $ 31,574    $ 31,574
            Computer                             2,672       2,672
                                              --------    --------
                                                34,246      34,246
            Less:  Accumulated depreciation     (6,441)     (1,306)
                                              --------    --------

            Net assets under capital leases   $ 27,805    $ 32,940
                                              --------    --------

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 4 LEASES - continued

Operating Leases
----------------
The Company leases office space and vehicles under non-cancelable operating leases for its Colorado facility, which have initial terms in excess of one year.

Total lease expense for the years ended December 31, 2003 and 2002 was $95,525, and $89,511, respectively.

Future minimum lease payments under these non-cancelable operating leases and capital leases at December 31, 2003 were as follows:

                                           Operating             Capital
                                            Leases                Leases
                                           ---------            ----------

         2004                              $  63,337            $   12,135
         2005                                      0                 1,035
         2006                                      0                   691
         2007                                      0                     0
         2008 and thereafter                       0                     0
                                           ---------            ----------
                                           $  63,337            $   13,861
                                           =========            ==========

Total interest expense, including late fees, under capital leases was $2,510 and $634 for the years ended December 31, 2003 and 2002, respectively.


NOTE 5 LOAN PAYABLE

The Company has an outstanding loan payable at December 31, 2003 and 2002 as follows:

                                                2003        2002
                                              --------    --------
             Loan payable with no interest,
               due on demand, unsecured       $ 50,000    $ 50,000
             Less current portion              (50,000)    (50,000)
                                              --------    --------

             Total long-term loan payable     $      0    $      0
                                              ========    ========

There was no interest expense for the years ended December 31, 2003 and 2002.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 6 NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2003 and 2002 as follows:

                                                                  2003         2002
                                                               ---------    ---------
Note payable with an interest rate of 7% per annum, payable
in 5 payments of $1,500 and a lump sum balance on December
1, 2001, guaranteed jointly by the Company and its
President. The note is in default as of the date of this
report.                                                        $  16,388    $  23,474


Note payable with an interest rate of 14% per annum, payable principal and interest on August 31, 2001, unsecured. The
note is in default as of the date of this report.                 16,900       15,209

Note payable with no interest, due June 30, 2004. In January
2004, $57,000 was repaid.                                         77,000            0

Note payable with no interest rate, payable $9,000 per month beginning July 2, 2002, due August 2, 2003; secured by
equipment. (See Note 3)                                           83,117       93,000
                                                               ---------    ---------

                                                                 193,405      131,683
Less current portion:                                           (193,405)    (131,683)
                                                               ---------    ---------


Total long-term note payable                                   $       0    $       0
                                                               =========    =========


Total interest expense for the year ended December 31, 2003 and 2002 was $1,692 and $3,404, respectively.



                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 7 CONVERTIBLE NOTES PAYABLE
                                                                  2003         2002
                                                               ---------    ---------

A convertible note payable to an individual, with interest
at 8%; due May 12, 2003; convertible into shares of common
stock at a price of $0.50 per share. As of the balance sheet date, the option to convert into shares of common stock was
not exercised.                                                 $  55,500    $       0

Various convertible notes payable to individuals, with
interest at 8%; due at various dates from April 14, 2003
through June 18, 2004; convertible into shares of common
stock at a price of $0.50 per share. As of the balance sheet date, the option to convert into shares of common stock was
not exercised.                                                   190,977            0

A convertible note payable to an individual, with interest
at 10%; due May 16, 2004; convertible into shares of common
stock at a price of $0.25 per share. As of the balance sheet date, the option to convert into shares of common stock was
not exercised.                                                    63,750            0
                                                               ---------    ---------

                                                                 310,227            0
Less:  current portion                                          (310,227)          (0)
                                                               ---------    ---------

Total long-term convertible notes payable                      $       0    $       0
                                                               =========    =========

Interest expense for the years ended December 31, 2003 and 2002 was $15,677 and $0, respectively.


NOTE 8 EQUITY LINE OF CREDIT

During 2002, the Company entered into an agreement to obtain a private equity line of credit for up to $30,000,000, in exchange for common stock and warrants, for a period of 36 months.

The Company agreed to pay a commission fee of $300,000, plus legal fees totaling $30,000, with rights to convert into shares of common stock at $1 per share on or before September 15, 2002. On September 28, 2002, 660,000 shares (after 2:1 forward stock split) were issued pursuant to the agreement. On May 12, 2003, the board of directors resolved to nullify the transaction due to failure of consideration, following General Counsel's advice. Consequently, the 660,000 shares were canceled and the financial statements were adjusted to reflect the cancellation.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 9 STOCKHOLDERS' DEFICIT

Common Stock
------------
On March 5, 1999, the Company issued 420,000 (after recapitalization - See Note
13) of common stock valued at $36,000 according to an employment agreement, approved by the board of directors, to a founder for services rendered during 1999. Accordingly, consultant expense of $36,000 was charged to operations.

On March 5, 1999, 100,000 shares (after recapitalization - See Note 13) of common stock were issued in exchange for used equipment with a fair market value of $34,586, supplies, and other items totaling $25,414, and $40,000 in cash from an unrelated party. Accordingly, lab equipment was recorded at $34,586, supplies at $21,414, and glassware at $4,000 - the market value for these items.

On April 1, 1999, according to a contract agreement to provide computer services, the Company issued 60,000 shares (after recapitalization - See Note
13) of common stock valued at $60,000, in exchange for computer & consulting services in the amount of $55,000, and $5,000 in cash. Accordingly, consultant expense of $55,000 was charged to operations.

On April 1, 1999, 5,000 shares (after recapitalization - See Note 13) of common stock valued at $1.00 per share were issued to an unrelated party for $5,000 in cash.

On January 1, 2000, 25,000 shares (after recapitalization - See Note 13) of common stock valued at $1.00 per share were issued in exchange for services rendered. Accordingly, consultant expense of $25,000 was charged to operations.

On April 10, 2000, according to a contract agreement to provide management services, the Company issued 40,000 shares (after recapitalization - See Note
13) of common stock valued at $40,000, in exchange for management services. Accordingly, consultant expense of $40,000 was charged to operations.

On May 15, 2000, according to a contract agreement to provide consulting services, the Company issued 10,000 shares (after recapitalization - See Note
13) of common stock valued at $12,000. Accordingly, consultant expense of $12,000 was charged to operations.

On February 15, 2001, the Company issued 1,125,000 shares (after recapitalization - See Note 13) of common stock valued at $240,000 according to an employment agreement, approved by the board of directors, to an officer in lieu of salary for services rendered during 2000 & 2001. Accordingly, salary expense of $120,000 was charged to operations at December 31, 2001 and $120,000 in 2000.

On February 15, 2001, the board of directors of the Company approved the issuance of 60,000 shares (after recapitalization - See Note 13) of common stock valued at $60,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $60,000 was charged to operations.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 9 STOCKHOLDERS' DEFICIT - continued

On February 15, 2001, the board of directors of the Company approved the issuance of 15,000 shares (after recapitalization - See Note 13) of common stock valued at $15,000 to an officer in lieu of salary for services rendered. Accordingly, salary expense of $15,000 was charged to operations.

On October 1, 2001, according to a contract agreement to provide consulting services, the Company issued 100,000 shares (after recapitalization - See Note
13) of common stock valued at $100,000. Accordingly, consultant expense of $100,000 was charged to operations.

In June 2003, the Company issued 715,000 shares of common stock in exchange for consulting services. The fair market value of the shares was $.85 on the date of issuance. Accordingly, consultant expense of $607,750 was charged to operations.

On November 15, 2003, the Company issued 600,000 shares of common stock as "officer incentive" to an officer of the Company following a resolution of the board of directors. The fair market value of the shares was $1.94 on the date of issuance. Accordingly, salary expense of $1,164,000 was charged to operations.

During 2003, certain holders exercised their option to convert $348,400 in convertible notes payable per various agreements dated in 2002 and 2003. As a result, 696,800 shares of common stock were issued.

Other Capital Transactions
--------------------------
On January 10, 2002, 788,560 shares (after recapitalization - See Note 13) of common stock valued at $0.105 per share were issued to an unrelated party for $83,262 in cash. During 2003 the board of director resolved to cancel the shares. Consequently, the financial statements were adjusted to reflect the cancellation.

In May 2002, certain holders exercised their option to convert $315,700 in convertible notes payable into 631,400 shares (after a 2:1 forward stock split) of common stock at $1 per share. Subsequently, during 2003 the board of directors resolved to cancel 571,400 shares. Consequently, the financial statements were adjusted to reflect the cancellation.

On August 13, 2002, certain holders exercised their option to convert $10,500 in convertible notes payable per agreement dated August 12, 2002. After a 2:1 forward stock split, 21,000 shares of common stock were issued.

On September 28, 2002, the Company issued 660,000 shares of common stock in connection with the conversion of a line of credit commitment fee plus legal expenses. These shares were subsequently canceled. (See Note 8)

On March 23, 2003, the Company acquired GeneThera, Inc. (Colorado). The acquisition of GeneThera, Inc. (Colorado) has been treated as an acquisition of the Company by GeneThera, Inc. (Colorado), and a recapitalization of GeneThera, Inc. (Colorado). A total of 1,960,000 shares of common stock of the Company, equivalent to 100% of GeneThera, Inc. (Colorado), were issued as a result of the transaction. (See Note 13)

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 10 INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2003 and 2002 of approximately $4,369,000 and $1,125,000, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2023. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

The provision (benefit) for income taxes is comprised of the following:

                                                                     2003           2002
                                                                 -----------    -----------
Current taxes                                                    $         0    $         0

         Deferred tax benefit:
           Net operating loss carryforward                           690,000        145,000
           Accrued wages                                              76,000         72,000
           Recapitalization loss carryforward                        356,000
           Change in valuation allowance                          (1,122,000)      (217,000)
                                                                 -----------    -----------

                    Total provision (benefit) for income taxes   $         0    $         0
                                                                 ===========    ===========


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

                                                             2003           2002
                                                         -----------    -----------
Deferred tax assets
         Loss carryforward, including recapitalization   $ 1,438,000    $   390,000
         Accrued wages                                       148,000         74,000
                                                         -----------    -----------

           Total deferred tax assets                       1,586,000        464,000

         Valuation allowance                              (1,586,000)      (464,000)
                                                         -----------    -----------

           Net deferred tax assets                       $         0    $         0
                                                         ===========    ===========


                                       F-18

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 11 UNCONSOLIDATED SUBSIDIARY

On January 14, 2002, the board of directors voted to sell the stock of The Family Health News, Inc., subject to stockholder approval. This has not been accomplished as of December 31, 2003. The subsidiary has not been consolidated because the Company considers control to be temporary.


NOTE 12 AMENDMENT TO ARTICLES OF INCORPORATION

Following a resolution of the board of directors, the Company amended its articles of incorporation effective June 16, 2003, to change the Company's name from Hand Brand Distribution, Inc. to GeneThera, Inc., and to provide for a maximum of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.


NOTE 13 ACQUISITION, RESCISSION, AND ACQUISITION

On January 23, 2002, the Company entered into stock purchase agreements with ten stockholders of GeneThera, Inc. (Colorado) to acquire approximately 91% of its outstanding stock in exchange for the Company's common stock. For accounting purposes, the acquisition was to be treated as a capital transaction and as a recapitalization of GeneThera, Inc. (Colorado). At the time of the closing of the acquisition of GeneThera, Inc. (Colorado), the Company did not have sufficient authorized shares of common stock to issue such shares. Consequently, under Florida law, the issuance of such shares would be void. In May 2002, substantially all of the former stockholders of GeneThera, Inc. (Colorado) agreed to accept shares of the Company's common stock immediately upon stockholders' approval to increase the number of authorized shares of common stock. If approval was not received by December 31, 2002, former GeneThera (Colorado) stockholders could elect to forego their rights to receive shares of the Company's common stock, and have their shares of GeneThera (Colorado) returned to them. This agreement was rescinded on March 23, 2003, and a new one signed on the same date. Under this new agreement the Company was to issue enough shares to acquire 100% of the outstanding stock of GeneThera, Inc. (Colorado). Consequently 1,960,000 shares of the Company were issued.

The assets of GeneThera, Inc. (f/k/a Hand Brand Distribution, Inc.) and GeneThera, Inc. (Colorado) are at historical cost as of December 31, 2002. The value of the net assets of GeneThera, Inc. at the time of the acquisition is the same as the historical book value of $7,546. For the recapitalization, equity accounts of GeneThera, Inc. (Colorado) have been restated, based on the ratio of exchange of 1 (one) share of the Company for 1 (one) share of GeneThera, Inc. (Colorado).

The financial statements became those of GeneThera, Inc. (Colorado), with adjustments to reflect the changes in equity structure. The operations are those of GeneThera, Inc. (Colorado) for all periods presented, and those of GeneThera, Inc. (f/k/a Hand Brand Distribution, Inc.) from the recapitalization date.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 14 RESTATEMENT

GeneThera, Inc. (Colorado) had 3,039,050 shares of common stock issued and outstanding at the time of the January 23, 2003 acquisition, as previously reported. Prior to the rescission and new acquisition agreement GeneThera, Inc. (Colorado), by board resolution, canceled 1,079,050 shares of the total shares of common stock outstanding. The financial statements presented have been restated as follows:

                                                        2003            2002
                                                    -----------     -----------
Accumulated deficit at beginning of year
         As previously reported                     $ 1,415,919     $   995,073
         Adjustment                                     (83,262)       (290,400)
                                                    -----------     -----------
         As restated                                  1,332,657         704,673

         Recapitalization                             1,034,354
         Net loss                                     2,431,761         711,246
                                                    -----------     -----------

         Accumulated deficit at end of year         $ 4,798,772     $ 1,415,919
                                                    ===========     ===========


NOTE 15 CONTINGENCIES & LITIGATIONS

In the normal course of business, GeneThera, Inc. had a dispute with a company for failing to perform services, and is pursuing damages relating to the non-performance. The Company has reserved $10,000 to resolve this matter.

Family Health News has made a claim against the Company. To date, no litigation has been initiated, and the Company is attempting to negotiate a settlement.

The ultimate outcome of these and other matters is unknown at this time. In the opinion of management, the outcome will have no adverse effect on the financial statements.


NOTE 16 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2003 and 2002, the Company showed operating losses of $2,431,761 and $627,984 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,300,283 and $889,370 for the years ended December 31, 2003 and 2002 respectively.

In addition, the Company is in default for payments on notes payable in the amount of $116,405 including accrued interest. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As stated in the November 20, 2003 8-K filing with the Securities and Exchange Commission, on September 10, 2003, Sewell & Company, PA ("S&O") declined to stand for re-election as independent auditor of GeneThera, Inc. (the "Company"), formerly known as Hand Brand Distribution, Inc. (Commission File No. 000-27237).

During the most recent two fiscal years, S&O's reports on the financial statements of the Company contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles; with the exception of a "going concern" qualification for the two most recent fiscal years preceding the date hereof.

During the last two fiscal years and the subsequent interim period, there were no disagreements (material or immaterial) with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to S&O's satisfaction, would have caused S&O to make reference thereto in connection with its reports.

None of the "reportable events" described in Item 304(a)(1)(ii) of Regulation S-K occurred with respect to the Company within the last two fiscal years and the subsequent interim period to the date of S&O's decision to decline to stand for re-election.

Subsequently, on February 12, 2004, Kantor, Sewell & Oppenheimer, P.A., the successor to Sewell & Company, PA agreed to become the Company's auditors. The attached financials have been certified by Kantor, Sewell & Oppenheimer, P.A.

Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to recent developments within FHNI which are beyond the control of the Company as more fully explained below, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. In connection with the preparation and filing of this report, management of FHNI has refused to provide the Company with the financial information of FHNI necessary for the Company to prepare consolidated financial statements that include the financial condition and results of operations of FHNI, despite several attempts on the part of the Company to obtain such information. Consequently, the Company is prevented from being able to obtain the necessary financial information regarding FHNI. As is discussed elsewhere in this report, the Board of Directors of the Company is seeking to divest the Company of FHNI or to dissolve and liquidate FHNI's assets.

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

Item 9. Directors, Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

Below are the names and biographies of our Executive Officers, Directors and Nominees for Directors as of December 31, 2003:

Directors and Executive Officers

The following persons are currently serving as GeneThera's officers and directors. Each of the directors below will be elected to serve until the next annual meeting of stockholders and his successor has been elected and has been qualified, or until his earlier death, resignation or removal.

Name                                 Age   Principal Positions and Directorships
----                                 ---   -------------------------------------

Dr. Antonio Milici...............    46    Chairman of the Board
                                           and Chief Executive Officer
Tannya Irizarry..................    39    Chief Administrative Officer
Dr. Thomas Slaga.................    53    Director
Richard Bryans...................    47    Director
Loretta Zapp (1).................    37    Director

(1) Ms. Zapp resigned as a member of the Board of Directors in February 2004.

Dr. Antonio Milici founded GeneThera Inc. in 1999 and has served as its chairman and CEO since inception. Prior to GeneThera, Dr. Milici was CEO and President of Genetrans, Inc., a genetic diagnostic company. Dr. Milici was also an assistant professor in the department of Molecular Pathology at the University of Texas M.D. Anderson Cancer Center.

Tannya Irizarry has a Bachelor in Business Administration from the University of Puerto Rico. She was an Administrative Manager and Project Coordinator at University of Texas M.D. Anderson Cancer Center. Ms. Irizarry has over 15 years experience in the field of biotechnology and medical administration.

Dr. Thomas Slaga has served on GeneThera's Board of Directors since 2003. Dr. Slaga has investigated cancer causation and prevention for more than thirty-five years. His current position is Scientific Director of the AMC Cancer Research Center in Denver, Colorado. He chairs the Center for Cancer Causation and Prevention at AMC and also serves as Deputy Director of the University of Colorado Cancer Center. Previously, he served as Director of the Science Park - Research Division of The University of Texas M. D. Anderson Cancer Center. Dr. Slaga was co-founder of Molecular Carcinogenesis in 1987 and served as editor-in-chief until early 2003.

Richard Bryans has served on GeneThera's Board of Directors since 2003. Mr. Bryans is corporate counsel for GeneThera and manages his own private law firm in Denver, Colorado.

Loretta Zapp served on GeneThera's Board of Directors in 2003. Ms. Zapp is CEO and President of Oncology Sciences Corporation (OSC). OSC is a biopharmaceutical company focused on the discovery, maturation and licensing of novel and non-toxic drug technologies for the treatment of cancer and related illnesses. Prior to joining OSC, Zapp was President of Industrial Laboratories Company, Inc., an independent testing laboratory based in Denver, Colorado. During her tenure at Industrial Labs, she founded the Institute for Nutriceutical Advancement (INA) and designed a program to support and promote the production of consistent, high quality herbal products. In February 2004, Ms. Zapp tendered her resignation as a member of the Board of Directors to focus her efforts on other ventures.

It is the Board's intent to increase the size of the Board of Directors in the near future and to create an Audit Committee and a Compensation Committee comprised of certain members of the Board. Each Director is elected at the Company's Annual Meeting of Shareholders and holds office until the next Annual Meeting of Shareholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than three or more than seven Directors. Currently, we have four Director positions. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next Annual Meeting of Shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. The officers of the Company devote full time to the business of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Executive Officers, Directors and 10% Shareholders to file reports regarding initial ownership and changes in ownership with the SEC. Executive Officers, Directors, and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our Executive Officers, Directors and 10% shareholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership. Based upon this information, Antonio Milici, M.D. Ph.D. and Tannya Irizarry had not filed a Form 3 required by the Security and Exchange Commission for the shares acquired during fiscal year ended December 31, 2003. Each of the officers has filed these required forms as of March 19, 2004.

The Company's Board of Directors does not currently have an audit committee financial expert on its Board. The Company is currently reviewing potential candidates to be the audit committee financial expert. The Company cannot guarantee when or if such a candidate will be found. The Board of Directors is currently acting as the audit committee for the Company.

The Company has recently adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics can be obtained by calling the company at 303-463-6371.

Item 10. Executive Compensation

The following table sets forth certain summary information for the fiscal year ended December 31, 2003 concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2003. Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the fiscal year ended December 31, 2003.


                           SUMMARY COMPENSATION TABLE

The following table summarizes compensation earned in 2003 and 2002 by the named officers.


Annual Compensation

Long-Term Compensation

Name and                           Securities
Principal Position              Year     Salary    Bonus          All Other      Restricted   Underlying       All Other
------------------              ----     ------    -----          ---------      ----------   ----------       ---------
Antonio Milici M.D. Ph.D. (1)   2003               $-0-           $-0-            $-0-        $-0-             $-0-
Chief Executive Officer         2002    $144,000   $-0-           $-0-            $-0-        $-0-             $-0-

Tannya Irizarry (2)             2003    $78,000    $-0-           $-0-            $-0-        $-0-             $-0-
Chief Administrative Officer    2002    $78,000    $-0-           $-0-            $-0-        $-0-             $-0-

                                                   Annual         Stock          Options/
                                                   Compensation   Award(s) ($)    SARs (#)    Compensation ($)-
                                                   ------------   ------------    --------    -----------------

Antonio Milici M.D. Ph.D. (1)   2003    $144,000   $144,000        $-0-           $-0-         $-0-
Chief Executive Officer         2002    $144,000   $144,000        $-0-           $-0-         $-0-

Tannya Irizarry (2)             2003    $78,000     $78,000        $-0-           $-0-         $-0-
Chief Administrative Officer    2002    $78,000     $78,000        $-0-           $-0-         $-0-

----------
     (1)  Dr. Milici was only paid $42,350 for the year 2002 and $-0- in 2003
     (2)  Ms. Irizarry was only paid $19,500 for the year 2002 and $-0- in 2003

Stock Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2003, no options were granted to the Executive Officer.

Option Exercises and Year End Values

No options were exercised in the fiscal year ended December 31, 2003 by the Executive Officer who owns no options.

Compensation of Directors and Executive Officers

The Company entered into an employment agreement with Antonio Milici, M.D., Ph.D, to serve as the Chief Executive Officer of GeneThera and Chairman of the Board of Directors and Chief Scientific Officer of the Company through January 7, 2007. In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annum plus bonuses as may be determined by the Board of Directors in its sole discretion. As part of his Employment Agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company of all his interests in any idea, concept, technique, invention or written work.

The Company entered into an Employment Agreement with Tannya L. Irizarry to serve as Chief Administrative Officer of GeneThera Inc. through January 1, 2007. Ms Irizarry's base salary is $78,000 per annum.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of February 27, 2004, the Common Stock owned beneficially by (i) each of our Executive Officers, (ii) each of our current Directors, (iii) all Executive Officers and Directors as a group, and (iv) each person known by us to be the beneficial owner of more than five percent of our Common Stock.

       (1)                      (2)                     (3)               (4)
                         Name and Address        Amount and Nature      Percent
  Title of Class        of Beneficial Owner     of Beneficial Owner     of Class
  --------------        -------------------     -------------------     --------

  Common                Dr. Antonio Milici          1,545,000            30.86%
  Stock


  Common                Tannya Irrizary               660,000            13.18%
  Stock

All current executive
officers and directors
as a group                                          2,205,000            44.04%


POTENTIAL CHANGE IN CONTROL

The Company has entered into a series of consulting agreements with The Regency Group, a Denver-based public relations consultant, pursuant to which the Company agreed to issue shares of its common stock or warrants to purchase shares of its common stock in consideration for services to be provided by The Regency Group. The dates of the agreements and the consideration payable by the Company are as follows:

April 25, 2002      600,000 shares of common stock

April 24, 2003      warrant, issuable on April 24, 2003, to purchase 300,000
                    shares of common stock; warrant, issuable on November 1, 2003, to purchase 300,000 shares of common stock; warrant, issuable on May 1, 2004, to purchase 300,000 shares of common stock

February 24, 2004   warrant, issuable on February 24, 2004, to purchase
                    1,500,000 shares of common stock

In addition, each of the consulting agreements provides that the Company will register for resale under the Securities Act the common stock to be issued on April 25, 2002 and the shares of common stock that may be issued pursuant to the exercise of the warrants described above. Finally, the April 24, 2003 and the February 24, 2004 consulting agreements provide that the warrants to be issued thereunder shall contain cashless exercise provisions.

If The Regency Group exercises all of the warrants described above and does not elect to utilize the cashless exercise features of the warrants, the Company would be required to issue a total of 2,400,000 shares of its common stock. When added to the 600,000 shares we issued pursuant to the April 25, 2002 agreement, The Regency Group could own up to 3,000,000 shares of our common stock. If we do not issue any additional shares of our common stock other than the shares described above that were issued or that can be issued to The Regency Group, the 3,000,000 shares would represent approximately 37% of our total common stock outstanding at that time. Although such ownership would not be sufficient, under our corporate bylaws, to control the election of our board of directors, it would represent the largest single block of stock ownership in the Company.

The Company intends to issue additional shares of its common stock to certain officers of the Company in lieu of salary. The anticipated issuance would then represent the largest single block of stock ownership in the Company.

Item 12. Certain Relationships and Related Transactions

At various times prior to December 31, 2003, the former President of the Company, John Taggart, made loans to the Company in the aggregate principal amount of $15,300, which amount remained outstanding on December 31, 2002. The loans were evidenced by convertible promissory notes that may be converted into shares of Common Stock. As of December 31, 2003, the notes were converted to common stock.

On December 2, 2003, GeneThera, Inc. and Oncology Sciences Corporation signed a letter of intent for the use of the genetic coding for the P-65 gene. OSC owns the licensing rights to the genetic sequence for the P-65 gene. There are strong evidences that the P65 gene has correlation to certain types of cancers. Loretta Zapp, the President and CEO of Oncology Sciences Corporation, served as a director of the Company from March 2003 until February 2004.

Researchers have studied this gene extensively with respect to its role in breast and prostate cancer. Studies have shown that in a high percentage of cancer cases, there is an increase in the expression of the P-65 gene. GeneThera plans to use P-65 to attempt to develop a blood test for breast and prostate cancer. Future plans include attempting to use GeneThera's PURIVAX(TM) technology to develop a therapeutic vaccine for breast and prostate cancer. We cannot give any assurance, however, that GeneThera will be successful in developing a blood test for either breast or prostate cancer or, if it is successful in developing one or both of these vaccines, that it will be able to successfully market and sell them profitably.

GeneThera's plan will utilize their F-PCR technology, which is currently being used to test the blood of elk and deer for Chronic Wasting Disease, to amplify and quantify the P-65 gene. This will enable GeneThera to not only test for breast and prostate cancer with a single drop of blood, but may be able to detect it much earlier than the current methods.

This letter of intent will be for GeneThera to prove their concept of molecular identification and quantitation of the target gene in human blood samples to Oncology Sciences Corporation. After the initial proof of concept period, GeneThera and OSC will team up to continue the research and development of the diagnostic test for breast and prostate cancer. They will also further research the development of therapeutics for these cancers.

The Company will need significant additional capital in order to bring a vaccine to market. There are no assurances that the Company will be able to raise sufficient capital to develop a blood test for breast or prostate cancer or to develop a vaccine for either of these diseases. Furthermore, even if sufficient capital is raised, we cannot provide any assurance we will be able to validate such a vaccine. Vaccines, especially for human use, can potentially have a long and difficult approval process. The FDA has strict guidelines for the validation of vaccines.

A Reverse Acquisition Agreement was executed on March 28, 2003. One million (1,000,000) common shares were issued from the Company's authorized shares to acquire 51% of the ownership of GeneThera from Antonio Milici M.D., Ph.D. On November 6, 2003, an additional 960,000 shares were issued to shareholders of GeneThera (Colorado) which includes an additional 545,000 shares issued to Antonio Milici M.D., Ph.D. Upon completion of the issuance of these additional shares, GeneThera has become a 100% wholly owned subsidiary of the Company.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

         3.1.1    Articles of Incorporation filed November 8, 1995.
         3.1.2    Amendment to the Articles of Incorporation filed on February
                  4, 1999, to effectuate a 1 for 2 reverse stock split
         3.1.3    Amendment to the Articles of Incorporation filed January 15,
                  2002, to effectuate a 1 for 8 reverse stock split (1)
         3.2      Bylaws
         4.1.1    Private Equity Line of Credit Agreement between the Company and the Investor dated January 16, 2002 (2)
         4.1.2    Registration Rights Agreement between the Company and the
                  Investor dated January 16, 2002 (2)
         4.1.3    Warrant Agreement with respect to the shares underlying the
                  Private Equity Line of Credit Agreement (2)
         4.1.4    Amendment to Private Equity Line of Credit Agreement between the Company and the Investor dated March 4, 2002 (3)
         4.2      Registration Rights Agreement between the Company and Vantage dated January 23, 2002 (2)
         4.3      Form of Convertible Notes bearing interest at the rate of 6%
                  and maturing on January 15, 2005 (4)
         4.4      Amendment #2 to Private Equity Line of Credit Agreement
                  between the Company and the Investor dated June 1, 2002 (5)
         10.1     FHNI Stock Sale Agreement between the Company, FHNI and John
                  Taggart, as amended (3)
         10.2.1   Form of Common Stock Purchase Agreement among the Company and various original holders of the common stock of GeneThera,
                  Inc. (2)
         10.2.2   Form of Letter Agreement between the Company and various
                  original holders of the common stock of GeneThera, Inc. (4)
         10.4     Employment Agreement between Antonio Milici, M.D., and the
                  Company dated January 23, 2002 (4)
         10.5     Employment Agreement between Nicolas Wollner and the Company dated February 25, 2002 (2)
         10.6     Letter of Intent between the Company and Oncology Sciences
                  Corporation, November 6, 2003
         21       List of Subsidiaries (6)
         31.1     Certification of the President and Chief Executive Officer
                  pursuant to Rule 13a-14
         31.2     Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14
         32.1     Certification of the President and Chief Executive Officer
                  pursuant to Section 1350
         32.2     Certification of the Interim Chief Financial Officer pursuant to Section 1350
----------

     (1) Incorporated by reference from an Exhibit to the Current Report on Form 8-K, as filed with the SEC on January 17, 2002.
     (2) Incorporated by reference from an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on March 4, 2002.
     (3) Incorporated by reference from an Exhibit to the Company's Schedule 14-C Preliminary Information Statement, as filed with the SEC on May 23, 2002.
     (4) Incorporated by reference from an Exhibit to the Company's Current Report on Form 10KSB, as filed with the SEC on June 4, 2002.
     (5) Incorporated by reference from an Exhibit to the Company's Report on Form 10QSB as filed with the SEC on June 14, 2002.
     (6) Incorporated by reference to Exhibit 21 filed with the Company's Annual Report on Form 10-KSB filed with the SEC on May 19, 2003.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K with the SEC during the last quarter of the fiscal year ended December 31, 2003.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last 2 fiscal years for professional services rendered by our principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the registrant's Form 10-Q was as follows:

     2002     $47,000
     2003     $30,000

Audit-Related Fees

The aggregate fees billed in each of the last 2 fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit and not reported in Audit Fees was $-0-.

Tax Fees

The aggregate fees billed in each of the last 2 fiscal years for services rendered by our principal accountant for tax compliance, tax advice, and tax planning was $-0-.

All Other Fees

The aggregate fees billed in each of the last 2 fiscal years for products and services provided by our principal accountant other than those described above was $-0-.

The Company's audit committee, which consists of all directors, approved the services described above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GeneThera, Inc.

By: /s/ Antonio Milici
----------------------
Antonio Milici, M.D., Ph.D.
President

By: /s/ Tannya L. Irizarry
--------------------------
Tannya L. Irizarry
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                      Date
---------                            -----                      ----

/s/ Antonio Milici                   President                  April 14, 2004
Antonio Milici, M.D., Ph.D.

/s/ Tannya L. Irizarry               Interim Chief              April 14, 2004
Tannya L. Irizarry                   Financial Officer


/s/ Tannya L. Irizarry               Principal Accounting       April 14, 2004
Tannya L. Irizarry                   Officer


/s/ Antonio Milici                   Director                   April 14, 2004
Antonio Milici, M.D., Ph.D.

/s/ Richard Bryans                   Director                   April 14, 2004
Richard Bryans

/s/ Dr. Thomas Slaga                 Director                   April 14, 2004
Dr. Thomas Slaga