Form 10QSB
period 2004-03-31
GENETHERA INC
filed 2004-05-17
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2004

                          Commission File No. 000-27237

                                 GENETHERA, INC.
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

                          Hand Brand Distribution, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,581,642 Shares of $.001 par value Common Stock outstanding as of March 31, 2004.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements



                         GENETHERA, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2004





                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Report of Independent Accountants                                          2

Consolidated Balance Sheet March 31, 2004 (unaudited)                      3

Consolidated Statements of Operations for the Three Months Ended
   March 31, 2004 and 2003 (unaudited)                                     4

Consolidated Statements of Stockholders' Equity (Deficit) for the
   Three Months ended March 31, 2004 and 2003 (unaudited)                  5

Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 2004 and 2003 (unaudited)                                     7

Notes to Consolidated Financial Statements (unaudited)                     8

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
GeneThera, Inc.
Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiary as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/ KANTOR, SEWELL & OPPENHEIMER, PA
------------------------------------
KANTOR, SEWELL & OPPENHEIMER, PA
Certified Public Accountants

Hollywood, Florida
May 7, 2004


                         GENETHERA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


                                     Assets

Current assets
  Cash                                                               $    36,506
  Prepaid expenses                                                        90,000
                                                                     -----------
Total current assets                                                     126,506

Property and equipment, net                                              682,167

Other assets
  Deposits                                                                 5,278
  Investment in subsidiary                                                39,146
  Other assets                                                            36,783
                                                                     -----------
                                                                          81,207
                                                                     -----------

                                                                     $   889,880
                                                                     ===========


                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                   $    61,040
  Accrued expenses                                                       509,227
  Due to related company                                                     349
  Lease payable                                                            6,090
  Loan payable - related party                                            50,000
  Notes payable                                                           44,517
  Convertible notes payable                                              214,777
                                                                     -----------
Total current liabilities                                                886,000

Stockholders' equity
  Preferred stock, $0.001 par value, 20,000,000 shares authorized;
    no shares issued and outstanding                                        --
  Common stock $.001 par value, authorized 100,000,000 shares;
    5,731,404 issued and outstanding                                       5,731
  Additional paid in capital                                           5,439,533
  Accumulated deficit                                                 (5,441,384)
                                                                     -----------
                                                                           3,880
                                                                     -----------

                                                                     $   889,880
                                                                     ===========


                       See notes to financial statements.


                         GENETHERA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   Three months ended March 31,
                                                       2004             2003
                                                   -----------      -----------

Revenues                                           $      --        $      --
                                                   -----------      -----------

Expenses
  General and administrative expenses                  115,380           24,542
  Lab expenses                                          18,476            5,171
  Insurance                                             11,084            2,731
  Consulting                                           235,500            5,190
  Professional fees                                    117,696              564
  Salaries                                              54,724           55,500
  Lease expense                                         34,321           17,078
  Depreciation                                          25,541            7,633
                                                   -----------      -----------

                                                       612,722          118,409
                                                   -----------      -----------

Loss from operations                                  (612,722)        (118,409)

Other income (expenses)
  Loss on impairment of long lived assets              (25,825)            --
  Interest expense                                      (4,064)          (1,550)
                                                   -----------      -----------

Net loss                                           $  (642,611)     $  (119,959)
                                                   ===========      ===========


Loss per common share
  Basic and dilutive                               $     (0.12)     $     (0.06)

Basic and diluted weighted average
  number of shares outstanding                       5,446,885        2,029,171


                       See notes to financial statements.


                                              GENETHERA, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             THREE MONTHS ENDED MARCH 31, 2003
                                                         (UNAUDITED)


                                                                    Additional
                                             Common Stock             Paid in     Subscription   Accumulated
                                        Shares         Amount         Capital      Receivable     (Deficit)        TOTAL
                                      -----------    -----------    -----------   ------------   -----------    -----------
Balance, January 1, 2003                1,960,000    $     1,960    $   691,040   $       --      (1,332,657)   $  (639,657)

Recapitalization on March 23, 2003        778,176            778      1,041,122           --      (1,034,354)         7,546

Net loss                                                                                            (119,959)      (119,959)
                                      -----------    -----------    -----------   ------------   -----------    -----------

Balance, March 31, 2003 (Unaudited)     2,738,176    $     2,738    $ 1,732,162   $       --     $(2,486,970)   $  (752,070)
                                      ===========    ===========    ===========   ============   ===========    ===========



                                     See accompanying notes to financial statements.


                                             GENETHERA, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            THREE MONTHS ENDED MARCH 31, 2004
                                                         (UNAUDITED)


                                                                      Additional
                                              Common Stock              Paid in    Subscription   Accumulated
                                          Shares         Amount         Capital     Receivable     (Deficit)        TOTAL
                                        -----------    -----------    -----------   -----------   -----------    -----------
Balance, January 1, 2004 (restated)       4,716,478    $     4,716    $ 4,283,585   $      --     $(4,798,773)   $  (510,472)

Shares issued on conversion                 934,926            935        830,528          --            --          831,463

Issuance of shares to consultants for
services rendered ($4.00)                    30,000             30        119,970                                    120,000

Issuance of shares to consultants for
services rendered ($4.11)                    50,000             50        205,450          --            --          205,500

Net loss                                                                                             (642,611)      (642,611)
                                        -----------    -----------    -----------   -----------   -----------    -----------

Balance, March 31, 2004(Unaudited)        5,731,404    $     5,731    $ 5,439,533   $      --     $(5,441,384)   $     3,880
                                        ===========    ===========    ===========   ===========   ===========    ===========






                                     See accompanying notes to financial statements.


                         GENETHERA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three months ended March 31,
                                                            2004         2003
                                                         ---------    ---------

Cash flows from operating activities:
  Net loss                                               $(642,611)   $(119,959)
                                                         ---------    ---------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                         25,541        7,633
      Impairement of long lived assets                      25,825
      Consulting in exchange for common stock              325,500         --
      (Increase) decrease in prepaid expenses              (90,000)        --
      (Increase) decrease in other assets                   (2,470)     (15,548)
      Increase (decrease) in accounts payable
        and accrued liabilities                           (153,257)     153,076
                                                         ---------    ---------

      Total adjustments                                    131,139      145,161
                                                         ---------    ---------

  Net cash provided by (used in) operating activities     (511,472)      25,202
                                                         ---------    ---------

Cash flows from investing activities:
  Cash payments for the purchase of property                (5,509)      (1,944)
                                                         ---------    ---------

  Net cash used in investing activities                     (5,509)      (1,944)
                                                         ---------    ---------

Cash flows from financing activities:
  Principal payments on lease payable                      (12,625)      (2,852)
  Principal payment on notes and loans payable            (148,888)        --
  Proceeds from convertible notes                          715,000        5,000
                                                         ---------    ---------

  Net cash provided by financing activities                553,487        2,148
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents        36,506       25,406

Cash and cash equivalents, beginning of year                  --           --
                                                         ---------    ---------

Cash and cash equivalents, end of year                   $  36,506    $  25,406
                                                         =========    =========


Supplemental disclosures of cash flow information:
a) Cash paid during the period for:
    Interest expense                                     $    --      $   1,550
                                                         ---------    ---------


                       See notes to financial statements.

                                        7

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2004


NOTE 1      PRINCIPLES OF CONSOLIDATION

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


NOTE 2      BASIS OF PRESENTATION

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, changes in stockholders' deficit and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended December 31, 2003.


NOTE 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements
--------------------------------
The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which establishes revised standards for accounting for business combinations, eliminating the pooling method, and providing new guidance for recognizing intangible assets arising in a business combination. Additionally, SFAS No. 141 requires more prominent and more frequent disclosures in financial statements about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2004


NOTE 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

SFAS 142, Goodwill and Other Intangible Assets provides guidance on accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on April 1, 2002 did not have a material effect on the Company's financial position, results of operations, or liquidity.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets provides implementation guidance regarding when and how to measure an impairment loss, and expands the presentation to include a component of an entity, rather than strictly a business segment. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on April 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Earnings per Share
------------------
Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based on the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common shares relating to convertible notes.


NOTE 4      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                                 March 31,
                                                                   2004
                                                                 ---------

     Computers                                                   $  38,030
     Telephone System                                                5,118
     Furniture & fixtures                                            1,465
     Laboratory equipment                                          811,019
                                                                 ---------

                                                                   855,632
     Less accumulated depreciation                                (173,465)
                                                                 ---------

                                                                 $ 682,167
                                                                 =========


Depreciation expense for the three months ended March 31, 2004 and 2003 was $25,541 and $7,633, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2004


NOTE 5      CONVERTIBLE NOTES PAYABLE
                                                                      March 31,
                                                                         2004
                                                                      ---------

Various convertible notes payable to individuals, with
interest ranging from 8-10%; due at various dates from
April 14, 2003 through June 18, 2004; convertible into
shares of common stock at prices of $0.25 - $0.50 per
share                                                                 $ 214,777

Less:  current portion                                                 (214,777)
                                                                      ---------

Total long-term convertible notes payable                             $       0
                                                                      =========

For the three months ended March 31, 2004 and 2003, interest expense related to the convertible notes payable amounted to $4,064 and $0, respectively.


NOTE 6      STOCKHOLDERS' EQUITY

Common Stock
------------
During the three months ended March 31, 2004, the Company issued 934,926 shares of common stock pursuant to conversion rights exercised by holders.

On January 16, 2004, the Company issued 30,000 shares pursuant to a one-year agreement with a consultant for a total of $120,000, based on the closing price on January 14, 2004. The Company charged one-fourth, or $30,000 to operations and the remaining $90,000 has been capitalized and prorated over the life of the agreement.

On January 26, 2004, the Company issued 50,000 shares for a total of $205,500 based on the closing price on date of issue. These shares were issued to a consultant for services rendered and resulted in an immediate charge to operations.


NOTE 7      UNCONSOLIDATED SUBSIDIARY

On January 14, 2002, the board of directors voted to sell the stock of The Family Health News, Inc., subject to stockholder approval. This has not been accomplished as of March 31, 2004. The subsidiary has not been consolidated because the Company considers control to be temporary.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2004


NOTE 8      GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2003 and 2002, the Company showed operating losses of $2,431,761 and $627,984, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $759,494 for the three months ended March 31, 2004.

In addition, the Company is in default for payments on notes payable in the amount of $94,517, including accrued interest. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Personnel and professional expenses (consulting and professional fees and salaries) increased from $5,190 for the prior three month period ending March 31, 2003 to $235,500 for the three month period ending March 31, 2004. Comparing the three month period ending March 31, 2003, to the three month period ending March 31, 2004, expenses increased substantially from $564 to $117,696.

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

Equally important, rAd and rAAV are engineered virus genomes that contain no viral gene. One of the key features for rAd and rAAV is their ability to transduce a large variety of cells. However, two technical challenges had to be overcome to fully utilize rAd and rAAV in the development of rDNA vaccines:

     1.   lack of large scale purification system;
     2.   low viral titer

Traditional technologies and first generation chromatography processes are inadequate both in terms of purity and yield. And, due to the limitation of these purification technologies, adequate viral titers cannot be achieved. The result is no efficient system to deliver immunogenic genetic sequences into cells.

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

Liquidity and Capital Resources

The Company had a cash balance of $36,506 as of March 31, 2004. It is estimated that it will require outside capital for the year 2004 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. As discussed in this filing, the Company has raised $715,000 through Convertible Notes to certain individuals in late 2003 and early 2004. These individuals have converted as of the date of this filing. Currently the company is in discussions with two groups to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-qSB, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "would," could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,
* regulatory environments in which we operate or plan to operate, and
* trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

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

No matters were submitted to a vote of security holders as of March 31, 2004.

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

GENETHERA, INC.



Date: May 14, 2004



By: /s/ Antonio Milici
----------------------
Antonio Milici, M.D., Ph.D.
Chief Executive Officer

                                 CERTIFICATIONS

I, Antonio Milici, Chief Executive Officer of Hand Brand Distribution, Inc. (the "Registrant"), certify that;

(1)  I have reviewed this quarterly report on Form 10-QSB of GeneThera, Inc.;

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

Date:  May 14, 2004


By: /s/ Antonio Milici
----------------------
Antonio Milici, M.D., Ph.D.
Chief Executive Officer

                                 CERTIFICATIONS

I, Tannya L. Irizarry, Chief Financial Officer of Hand Brand Distribution, Inc. (the "Registrant"), certify that;

(1)  I have reviewed this quarterly report on Form 10-QSB of GeneThera, Inc.;

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

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

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

Date:  May 17, 2004



By: /s/ Tannya L. Irizarry
--------------------------
Tannya L. Irizarry
Chief Financial Officer