Form 10QSB
period 2004-06-30
GENETHERA INC
filed 2004-08-24
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,925,055 Shares of $.001 par value Common Stock outstanding as of June 30, 2004.

                        GENETHERA, INC., AND SUBSIDIARIES

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                 GENETHERA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                SIX MONTHS ENDED

                                  JUNE 30, 2004

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2004


                                TABLE OF CONTENTS


                                                                      Page No.

Report of Independent Accountants                                        2

Consolidated Balance Sheet June 30, 2004 (unaudited)                     3

Consolidated Statements of Operations for the Three Months
  and Six Months Ended June 30, 2004 and 2003 (unaudited)                4

Consolidated Statements of Stockholders' Equity (Deficit) for the
  Period From October 5, 1998 (Inception) to June 30, 2004               6

Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 2004 and 2003 (unaudited)                                    11

Notes to Consolidated Financial Statements (unaudited)                  12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
GeneThera, Inc.
Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. (a development stage company) and its wholly-owned subsidiary as of June 30, 2004 (unaudited), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the periods ended June 30, 2004 and 2003 and for the period from October 5, 1998 (inception) to June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.


KANTOR, SEWELL & OPPENHEIMER, PA
Certified Public Accountants

Hollywood, Florida
July 23, 2004

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


                                     Assets

Current assets
  Cash                                                              $ 15,740
  Prepaid expenses                                                    61,848
                                                              ---------------
Total current assets                                                  77,588

Property and equipment, net                                          460,840

Other assets
  Deposits                                                             5,278
  Other assets                                                         3,576
                                                              ---------------
                                                                       8,854
                                                              ---------------

                                                                   $ 547,282
                                                              ===============


                      Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable                                                 $ 105,951
  Accrued expenses                                                   556,144
  Lease payable                                                        5,370
  Notes payable                                                       44,517
  Convertible notes payable                                          121,101
                                                              ---------------
                                                                     833,083


Stockholders' deficit
  Preferred stock, $0.001 par value, 20,000,000 shares authorized;
    no shares issued and outstanding                                       -
  Common stock $.001 par value, authorized 100,000,000 shares;
    17,925,055 issued and outstanding                                 17,925
  Additional paid in capital                                      22,496,059
  Accumulated deficit                                            (22,799,785)
                                                              ---------------
                                                                    (285,801)
                                                              ---------------

                                                                   $ 547,282
                                                              ===============

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                               For the period from
                                            For the period ended June 30,                                        OCTOBER 5, 1998
                                                 Three months ended                    SIX MONTHS ENDED          (INCEPTION) TO
                                               2004              2003               2004               2003       JUNE 30, 2004
                                           ------------------------------      ------------------------------      ------------
Income
Sales net of returns                       $         --      $     16,818      $         --      $     40,041      $    197,057
Research fees                                        --             5,000                --             5,000           188,382
                                           ------------------------------      ------------------------------      ------------
                                                 21,818                --            45,041           385,439
Cost of sales                                        --            (9,865)               --           (16,950)          (64,099)
                                           ------------------------------      ------------------------------      ------------

Gross profit                                         --            11,953                --            28,091           321,340

Expenses
   General and administrative expenses           87,310            55,442           211,102           102,262         1,093,603
Sales expenses                                       --             7,168                --            12,199           239,825
Lab expenses                                      8,293               275            18,356             2,588           309,685
Insurance                                         3,571             1,473            14,656             4,504           150,092
Consulting                                      500,278                --           735,778            20,684         1,564,104
Professional fees                                29,332           182,619           147,028           232,619           228,331
Salaries                                         42,428            74,220            97,152           168,389           704,976
Other compensation                           14,405,976                --        14,405,976                --        15,569,976
Lease expense                                    19,947             2,120            54,269            59,187           288,882
   Depreciation and amortization                     --            11,553            25,541            19,740           157,381
                                           ------------------------------      ------------------------------      ------------

                                             15,097,135           334,870        15,709,858           622,172        20,306,855
                                           ------------------------------      ------------------------------      ------------

Loss from operations                        (15,097,135)         (322,917)      (15,709,858)         (594,081)      (19,985,515)

Other income (expenses)
Other income (expenses),net                                       (77,772)                            (77,467)          (36,565)
Interest expense                                (45,833)          (28,826)       (1,188,797)          (31,990)       (1,548,623)
                                           ------------------------------      ------------------------------      ------------

Net  loss from operations                  $(15,142,968)     $   (429,515)     $(16,898,655)     $   (703,538)     $(21,570,703)
Net  loss from operations                  $(15,142,968)     $   (429,515)     $(16,898,655)     $   (703,538)     $(21,570,703)

Loss from discontinued operations                    --                --                --                --          (113,026)
                                           ------------------------------      ------------------------------      ------------

Net loss                                   $(15,142,968)     $   (429,515)     $(16,898,655)     $   (703,538)     $(21,683,729)
                                           ==============================      ==============================      ============

Loss per common share                      $      (0.84)     $      (0.22)     $      (0.94)     $      (0.85)     $      (1.21)


                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO JUNE 30, 2004

                                                           Common Stock                   Paid in       Accumulated
                                                              Shares        Amount         Capital        Deficit       Total
                                                           ------------   ------------   ------------  ------------   ------------
Issuance of common stock to founders for consulting
services rendered at an aggregate of $36,000                    420,000   $        420   $     35,580  $         --   $     36,000
                                                           -----------------------------------------------------------------------

Issuance of common stock in exchange for equipment
supplies and cash                                               100,000            100         99,900                      100,000

Issuance of common stock according to a contract for
computer services and financing                                  60,000             60         59,940                       60,000

Issuance of common stock in exchange for cash                     5,000              5          4,995                        5,000

Net loss, 1999                                                                                              (84,350)       (84,350)
                                                           -----------------------------------------------------------------------

Balance December 31, 1999                                       585,000            585        200,415       (84,350)       116,650

Issuance of common stock in exchange for consulting
services rendered                                                25,000             25         24,975                       25,000
                                                           -----------------------------------------------------------------------

                                   sub-total                    610,000   $        610   $    225,390  $    (84,350)  $    141,650

Issuance of common stock in exchange for an agreement
for management and financing for $80,000                         40,000             40         39,960                       40,000

Issuance of common stock in exchange for a consulting
agreement                                                        10,000             10         11,990                       12,000

Net loss, 2000                                                                                             (226,659)      (226,659)
                                                           -----------------------------------------------------------------------

Balance  December 31, 2000                                      660,000            660        277,340      (311,009)       (33,009)

Issuance of common stock to an officer in lieu of salary      1,125,000          1,125        238,875                      240,000

Issuance of common stock to an employee in lieu of salary        60,000             60         59,940                       60,000

Issuance of common stock to an employee in lieu of salary        15,000             15         14,985                       15,000

Issuance of common stock in exchange for consulting
services                                                        100,000            100         99,900                      100,000

Net loss, 2001                                                                                             (393,664)      (393,664)
                                                           -----------------------------------------------------------------------
Balance December 31, 2001                                     1,960,000   $      1,960   $    691,040  $   (704,673)  $    (11,673)

                                   sub-total                  1,960,000   $      1,960   $    691,040  $   (704,673)  $    (11,673)

Recapitalization  on February 25, 2002                          697,176            697      1,000,702    (1,116,054)      (114,655)

Issuance of shares of common stock in connection
with convertible notes payable                                   21,000             21         10,479                       10,500

Issuance of shares of common stock in connection
with conversion                                                  60,000             60         29,940                       30,000

Additional paid in capital - related party                           --             --         83,262                       83,262

Additional paid in capital - related party                           --             --        285,700                      285,700

Net loss, 2002                                                                                             (999,663)      (999,663)
                                                           -----------------------------------------------------------------------

Balance December 31, 2002                                     2,738,176          2,738      2,101,123    (2,820,390)      (716,529)

Additional paid in capital contributed as equipment                  --             --        201,976                      201,976

Additional paid in capital - related party                           --             --        200,000                      200,000

Beneficial conversion feature                                                                 319,221                      319,221

Shares issued in exchange for services                          715,000            715        607,035                      607,750
                                                           -----------------------------------------------------------------------

                                   sub-total                  3,453,176   $      3,453   $  3,429,355  $ (2,820,390)  $    612,418

Shares issued to officer                                        600,000            600      1,163,400                    1,164,000

Shares issued on conversion                                     663,302            663        330,989                      331,652

Shares issued on conversion                                      80,000             80        191,120                      191,200

Net loss, 2003                                                                                           (3,080,740)    (3,080,740)
                                                           -----------------------------------------------------------------------

Balance December 31, 2003                                     4,796,478          4,796      5,114,864    (5,901,130)      (781,470)

Shares issued on conversion                                     934,926            935        650,528                      651,463

Shares issued to consultants for
services rendered ($4.11)                                        50,000             50        205,450                      205,500

Shares issued to consultants for
services rendered ($4.00)                                        30,000             30        119,970                      120,000

Beneficial conversion feature                                        --             --      1,178,107                    1,178,107

Shares issued on conversion                                     371,333            371        362,629                      363,000

Shares issued to officer ($1.58)                              8,743,339          8,744     13,805,732                    3,814,476
                                                           -----------------------------------------------------------------------

                                   sub-total                 14,926,076   $     14,926   $ 21,437,280  $ (5,901,130)  $ 15,551,076

Shares issued to officer ($1.30)                                455,000            455        591,045                      591,500

Shares issued to consultants for
services rendered ($1.58; $1.18)                                161,000            161        231,819                       231,980

Warrants exercised                                            2,382,979          2,383        235,915                      238,298

Net loss, June 30, 2004                                                                                 (16,898,655)   (16,898,655)
                                                           -----------------------------------------------------------------------

Balance  June 30, 2004 (Unaudited)                           17,925,055   $     17,925   $ 22,496,059  $(22,799,785)  $   (285,801)
                                                           =======================================================================

                   GENETHERA, INC. AND SUBSIDIARY
                   (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the period from
                                                                                 October 5, 1998
                                                       Six months ended June 30,  (inception) to
                                                       2004            2003       June 30, 2004
                                                    ------------   ------------   ------------
Cash flows from operating activities:
  Net loss                                          $(16,898,655)  $   (703,538)  $(21,683,729)
                                                    ------------   ------------   ------------

  Adjustments to reconcile net loss to net
    cash used in operating activities:
Depreciation and amortization                             25,541         19,740        157,381
Compensation in exchange for common stock             15,201,754             --     17,440,504
Beneficial conversion feature                          1,178,107             --      1,497,328
Loss on discontinued operations                               --             --        113,026
(Increase) decrease in accounts receivable                    --         (5,517)            --
(Increase) decrease in inventory                              --         (7,200)            --
(Increase) decrease in other assets                      (64,417)      (319,849)       (70,703)
Increase (decrease) in accounts payable
and accrued liabilities                                 (107,025)       734,000        662,095
Increase (decrease) in deferred income                        --          5,899             --
                                                    ------------   ------------   ------------

      Total adjustments                               16,233,960        427,073     19,799,631
                                                    ------------   ------------   ------------

  Net cash used in operating activities                 (664,695)      (276,465)    (1,884,098)
                                                    ------------   ------------   ------------

Cash flows from investing activities:
  Cash payments for the purchase of property              (5,508)       (11,534)       (14,088)
                                                    ------------   ------------   ------------

  Net cash used in investing activities                   (5,508)       (11,534)       (14,088)
                                                    ------------   ------------   ------------

Cash flows from financing activities:
Bank overdraft                                                --         15,324             --
Capital contributed as equipment                              --             --        272,376
Principal payments on note/leases  payable              (152,057)            --             --
Proceeds from issuance of common stock                        --         83,262        155,000
Proceeds from loans payable                              838,000        193,910      1,486,550
                                                    ------------   ------------   ------------

  Net cash provided by financing activities              685,943        292,496      1,913,926
                                                    ------------   ------------   ------------

Net increase in cash and cash equivalents                 15,740          4,497         15,740

Cash and cash equivalents, beginning of year                  --             --             --
                                                    ------------   ------------   ------------

Cash and cash equivalents, end of year              $     15,740   $      4,497   $     15,740
                                                    ============   ============   ============

                                                                                  ------------
Supplemental disclosures of cash flow information:
a) Cash paid during the period for:
    Interest expense                                $         --   $         --   $      1,616
                                                    ------------   ------------   ------------

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2004


NOTE 1      PRINCIPLES OF CONSOLIDATION

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GeneThera, Inc. (Colorado). All significant inter-company balances and transactions have been eliminated.


NOTE 2      BASIS OF PRESENTATION

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, changes in stockholders' deficit and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K/A for the fiscal year ended December 31, 2003. (See Note 9)


NOTE 3      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

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

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2004



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


NOTE 4      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                                June 30,
                                                                  2004
                                                              -----------
      Computers                                               $   38,030
      Telephone System                                             5,118
      Furniture & fixtures                                         1,465
      Laboratory equipment                                       578,043
                                                              -----------
                                                                 622,656
      Less accumulated depreciation                             (161,816)
                                                              -----------
                                                                $460,840
                                                              ===========

Depreciation expense for the six months ended June 30, 2004 and 2003 was $25,541 and $19,740, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2004


NOTE 5      CONVERTIBLE NOTES PAYABLE
                                                                 June 30,
                                                                   2004
                                                              ------------
Various  convertible notes payable to individuals,  with
interest  ranging from 8-10%;  due at various dates from
April 14, 2003 through June 18, 2004;  convertible  into
shares  of  common  stock at prices of $0.25 - $0.50 per
share.                                                        $  121,101

Less:  current portion                                          (121,101)
                                                              ------------
Total long-term convertible notes payable                     $        0
                                                              ============

For the six months ended June 30, 2004 and 2003, interest expense related to the convertible notes payable amounted to $10,690 and $3,019, respectively.


NOTE 6      STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

During the six months ended June 30, 2004, the Company issued 1,306,259 shares of common stock pursuant to conversion rights exercised by holders.

On January 16, 2004, the Company issued 30,000 shares pursuant to a one-year agreement with a consultant for a total of $120,000, based on the closing price on January 14, 2004. The Company charged one-half, or $60,000 to operations and the remaining $60,000 has been capitalized and prorated over the life of the agreement.

On January 26, 2004, the Company issued 211,000 shares for a total of $437,480 based on the closing price on date of issue. These shares were issued to a consultant for services rendered and resulted in an immediate charge to operations.

In June 2004, the Company issued 9,198,339 shares for a total of $14,405,976 based on the closing prices on the dates of issue. These shares were issued to the officer by resolution of the board of directors in conjunction with the completion of the reverse acquisition.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2004


NOTE 7      GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2003 and 2002, the Company showed operating losses of $3,080,740 and $2,431,761, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $755,495 for the six months ended June 30, 2004.

In addition, the Company is in default for payments on notes payable in the amount of $44,517, including accrued interest. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.


NOTE 8      SUBSIDIARY- SUBSEQUENT EVENT

On January 14, 2002, the board of directors voted to sell the stock of The Family Health News, Inc., subject to stockholder approval. On August 1, 2004 a final agreement was signed to dispose of the subsidiary. This agreement was effective nunc pro tunc to October 1, 2003. Consequently, the financial statements for the year ended December 31, 2003 will be restated to reflect this subsequent event, as if it had taken place October 1, 2003.


NOTE 9      RESTATEMENTS

The Company will restate the consolidated balance sheet at December 31, 2003 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. The restatement is being made to reflect the proper accounting in accordance with accounting principles generally accepted in the United States in connection with beneficial conversion features on convertible debentures, revaluation of fixed assets, consolidation and disposal of a previously unconsolidated subsidiary, and impairment of long-lived assets.

The effect on the financial statements of the Company is as follows:

                                                                 As Originally
                                                 As Restated       Reported
                                               --------------   -------------

      Accumulated deficit - December 31, 2002   $ (2,820,390)    $  (2,367,011)
      Loss                                        (3,080,740)       (2,431,761)
                                                -------------    --------------

      Accumulated deficit - December 31, 2003   $ (5,901,130)    $  (4,798,772)
                                                ============     ==============

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Gross profits for the three-month period ended June 30, 2004 were $0.00 compared to $11,953 for the same period last year. The above status is due to the research and development stage the company is in at the present time.

Personnel (salaries) decreased from $74,220 for the prior three month period ending June 30, 2003 to $42,428 for the three month period ending June 30, 2004. There is a $13,805,732 in the expense category due to an accounting entry for a beneficial conversion as reflected in the financial statements to the Chief Executive Officer resulting from completion of the reverse merger with Hand Brand Distribution, Inc. Professional expenses (consulting and professional fees) comparing the three month period ending June 30, 2003, to the three month period ending June 30, 2004, expenses increased substantially from $182,619 to 529,610. This increase is due to accounting for the beneficial conversion feature of issuance of restricted stock in lieu of cash to the consultants.

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

GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. E.coli (predominantly cattle) and Johnne's disease (predominantly cattle and bison) diagnostics are in development.

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

The Company believes it will require significant additional funding in order to achieve its business plan. Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $1,200,000. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully.

RESEARCH AND DEVELOPMENT

R&D serves as the source for both assay development and vaccine design/development. As assays for different diseases are developed, the Company plans to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. To date, we have introduced our diagnostic solution for Chronic Wasting disease and Mad Cow disease on a very limited basis. We cannot assure you that we will be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, that we can successfully commercialize them or earn profits from sales of those assays. Furthermore, we cannot assure you that we will be able to design, develop, or successfully commercialize any vaccines.

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

Liquidity and Capital Resources

The Company had a cash balance of $11,861.01 as of June 30, 2004. It is estimated that it will require outside capital for the year 2004 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. As discussed in this filing, the Company has raised $868,000 through Convertible Notes to certain individuals in late 2003 and 2004. Except for $17,000, these individuals have converted as of the date of this filing. Currently the company is in discussions with two groups to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully.

Convertible Notes

To relieve its cash flow crisis, the Company has issued convertible notes to certain individuals.

On December 12, 2002, the Company issued a convertible promissory note bearing interest at the rate of 8% per annum in the principal amount of Fifty Thousand Dollars ($50,000) to Fidra Holdings Ltd. Under the terms of the convertible promissory note, the holder of the note is entitled to convert all sums due under the December 12 Note for $.50 per share. As of June 30, 2004, the note has not been converted.

On December 24, 2002, the Company issued a Convertible Promissory Note bearing interest at the rate of 8% per annum in the principal amount of Ten Thousand Dollars ($10,000). Under the terms of the Convertible Promissory Note, the holder of the Note is entitled to convert all sums due under the December 24 Note for $0.50 per share. As of April 28, 2004, Ten Thousand Dollars ($10,000) has been converted into 20,000 shares.

On January 12, 2003, the Company issued a Convertible Promissory Note bearing interest at the rate of 8% per annum in the principal amount of One Hundred Twenty Thousand Dollars ($120,000). The Company received Thirty Six Thousand Nine Hundred Dollars ($36,900). Under the terms of the Convertible Promissory Note, the holder of the Note is entitled to convert all sums due under the January 12th Note for $0.50 per share. As of October 1, 2003, Thirty Six Thousand Nine Hundred Dollars ($36,900) plus accrued interest has been converted into 80,000 shares.

Between October 2003 and January 2004, the Company issued 2 separate Convertible Promissory Notes bearing interest at the rate of 8% per annum. An aggregate amount of Seven Hundred and Forty Five Thousand Dollars ($745,000) was raised. Under the terms of the Convertible Promissory Notes, the holder of the Note is entitled to convert all sums due under the Note for $1.00 per share with the notes maturing six months from the date the money is received by the Company. The Company received Thirty Thousand Dollars ($30,000) as of December 31, 2003 and the balance of Seven Hundred Fifteen Thousand Dollars ($715,000) was received as of February 1, 2004. As of June 30, 2004, Seven Hundred Twenty-Eight Thousand Dollars ($728,000) was converted into 728,000 shares, $17,000 still remains outstanding under the Note.

In May 2004, the Company issued a Convertible Promissory Note for $100,000 bearing interest at the rate of 6% per annum. An aggregate amount of Ninety-Eight Thousand Dollars ($98,000) was raised. Under the terms of the Convertible Promissory Notes, the holder of the Note is entitled to convert all sums due under the Note for $1.00 per share with the notes maturing 6 months from the date the money is received by the Company. The Company received Ninety-Eight Thousand Dollars ($98,000) as of June 18, 2004. As of June 18, 2004, Ninety-Eight Thousand Dollars ($98,000) was converted into 98,000 shares.

On June 23 2004, the Company issued a Convertible Promissory Note for $25,000 bearing interest at the rate of 6% per annum. An aggregate amount of Twenty-Five Thousand Dollars ($25,000) was raised. Under the terms of the Convertible Promissory Notes, the holder of the Note is entitled to convert all sums due under the Note for $0.75 per share with the notes maturing 6 months from the date the money is received by the Company. The Company received Twenty-Five Thousand ($25,000) as of June 25, 2004. As of June 25, 2004, Twenty-Five Thousand Dollars ($25,000) was converted into 33,333 shares.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On or about March 8, 2004 GTHA commenced litigation against Milton and Keith Dailey individually and d/b/a "Hunting Lease Magazine" a/k/a "Hunting Lease Magazine The Show" for the recovery of damages for theft and tortious breach of contract. Trial has been set to be held on November 16, 2004. It is too early in the proceedings to determine any positive or negative outcome.

Item 2.     Changes in Securities

None.

Item 3.     Defaults upon Senior Securities

No defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of June 30, 2004.

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

GENETHERA, INC.


Date: August 23, 2004


By:        /s/   Antonio Milici
           ---------------------------
           Antonio Milici, M.D., Ph.D.
           Chief Executive Officer