Form 10KSB/A
period 2003-12-31
GENETHERA INC
filed 2004-09-13
CIK 1017110

FORM 10-KSB-A

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

Yes |X| No | |

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

State the issuer's revenues for its most recent fiscal year: $119,541

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

Sections of this Form 10-KSB, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "would," could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

*our financing plans,
*regulatory environments in which we operate or plan to operate, and *trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements ("Cautionary Statements") include, among others,

*our ability to raise capital,
*our ability to execute our business strategy in a very competitive environment,
*our degree of financial leverage,
*risks associated with our acquiring and integrating companies into our own,
*risks relating to rapidly developing technology, *regulatory considerations;
*risks related to international economies,
*risks related to market acceptance and demand for our products and services,
*the impact of competitive services and pricing, and *other risks referenced from time to time in our SEC filings.

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

Family Health News, Inc.

In October 1996, the Company acquired FHNI (formerly known as The Family News, Inc.), which publishes FHNews. FHNews is a subscription-based newsletter and digest, published quarterly since 1990, that focuses on health, nutrition, and alternative medical therapies. FHNI also distributes a small line of products, including dietary supplements and health and nutrition related equipment, books and tapes. The Company pays a nominal royalty to the author of the books. The consolidated financial statements of the Company included in the 10-KSB filed for December 31, 2003 did not include the financial statements of its wholly own subsidiary Family Health News, Inc. (FHNI). Further evaluation of the applicable standards revealed that FAS 144 amended ARB 51, and eliminated the exemption to consolidation for a subsidiary for which control is likely to be temporary. In reevaluating the accounting treatment, the Company restated the consolidated financial statements for the year ended December 31, 2003 to include FHNI and the results of its operations through September 30, 2003, and the effect of its disposal on October 1, 2003. On August 1, 2004 the Company signed a resolution agreement with the President of FHNI. As stated in the agreement, the Company issued 80,000 shares of common stock to the President of FHNI to satisfy all outstanding convertible notes and accrued interest for funds loaned to the Company. Additionally, the Company released and conveyed all interest in the FHNI to its president. Although signed on August 1, 2004, the agreement was effective nunc pro tunc ("now for then") to October 1, 2003.

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

Rapid Growth May Place Significant Demands on our Resources

We expect significant expansion of our operations. Our anticipated future growth will place a significant demand on our managerial, operational and financial resources due to:

*the need to manage relationships with various strategic partners and other third parties;

*difficulties in hiring and retaining skilled personnel necessary to support our business;

*the need to train and manage a growing employee base; and

*pressures for the continued development of our financial and information management systems.

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

Item 3. Legal Proceedings

On or about March 8, 2004, GeneThera, Inc. commenced a civil action in the District Court of Jefferson County, Colorado against Milton and Keith Dailey individually and d/b/a "Hunting Lease Magazine" for tortious breach of contract and interference with business advantage, fraud, theft, conspiracy, negligent misrepresentation and negligence by bailee. The defendants deny all claims and have asserted counterclaims of fraud, breach of contract and violation of the Colorado Consumer Protection Act. GeneThera, Inc. has denied all counterclaims. Damages are to be determined at trial. Trial is scheduled to be held in November, 2004.

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

Year        Quarter               High       Low
----        -------               ----       -----
2003
            Fourth                3.42       1.55
            Third                 2.40       0.89
            Second                1.78       0.35
            First                 1.55       .60

2002        Fourth                3.10       0.95
            Third                 3.48       1.00
            Second                2.325      0.70
            First                 2.30       0.32

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

Between October 2003 and February 2004,we issued 2 separate convertible promissory notes bearing interest at the rate of 8% per annum in the aggregate amount of $745,000 with a maturity date of one year from the date of their issuance. The holder of the notes are entitled to convert the principal amount of the note at the rate of $1.00 per share. As of February 27, 2004, $728,000 in principal amount of the notes have been converted into 728,000 shares of common stock, $17,000 in principal amount of these notes still remains outstanding.


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

RESULTS OF OPERATIONS

Revenues for the three-month period ended December 31, 2003 were $119,541 compared to $82,516 for the same period last year. The increase is attributable to the increased revenue from our subsidiary.. Sales for the year ended December 31, 2003 were $119,541.

Personnel and professional expenses (consulting and professional fees and salaries) increased from $567,111 for the prior fiscal year ending December 31, 2002 to $890,829 for the year ending December 31, 2003. Comparing the year ended December 31, 2002 to the year ended December 31, 2003, expenses grew substantially from $959,729 to $2,698,284. Most of this increase relates to the development of our management team, as well as professional, legal fees, and consulting fees incurred as part of the acquisition and preparation of our periodic and other filings with the Securities and Exchange Commission.

The Company recorded a loss of $3,080,740 compared to $999,663 for the year ended December 31, 2002.

Total assets of the Company for the year ended December 31, 2003 were $487,150.

Total current liabilities at December 31, 2003 were $1,268,620.

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

PURIVAX(TM) TECHNOLOGY

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

Name                                        Age      Principal Positions and Directorships
---------------------------------------------------------------------------------------------------
Dr. Antonio Milici.....................     46    Chairman of the Board and Chief Executive Officer
Tannya Irizarry........................     39    Chief Administrative Officer
Dr. Thomas Slaga.......................     53    Director
Richard Bryans.........................     47    Director
Loretta Zapp (1).......................     37    Director

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

Summary Compensation Table

      The following table summarizes compensation earned in 2003 and 2002 by the named officers.

                                             Annual Compensation                                     Long-Term Compensation
                                             ------------------------------------------------        -------------------------------
Name and                                                                                                        Securities
Principal Position                           Year       Salary      Bonus      All Other  Restricted Underlying All Other
                                                                                Annual                Stock                 Options/
                                                                              Compensation            Award(s) ($)          SARs (#)
Antonio Milici M.D.  Ph.D. (1)               2003    $144,000 $-0-  $-0-         $-0-                   -0-                   $-0-
Chief Executive Officer                      2002    $144,000 $-0-  $-0-         $-0-                   -0-                   $-0-


Tannya Irizarry (2)                          2003    $78,000 $-0-   $-0-         $-0-                   -0-                   $-0-
Chief Administrative Officer                 2002    $78,000 $-0-   $-0-         $-0-                   -0-                   $-0-

----------

      (1) Dr. Milici was only paid $42,350 for the year 2002 and $-0- in 2003
      (2) Ms. Irizarry was only paid $19,500 for the year 2002 and $-0- in 2003

Stock Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2003, no options were granted to any executive officer.

Option Exercises and Year End Values

No options were exercised in the fiscal year ended December 31, 2003 by any executive officer.



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

------------------------------------------------------------------------------------------------------------------------
               (1)                          (2)                              (3)                            (4)
                                     Name and Address                 Amount and Nature
         Title of Class             of Beneficial Owner              of Beneficial Owner             Percent of Class
------------------------------------------------------------------------------------------------------------------------
          Common                     Dr. Antonio Milici                 1,545,000                          30.86%
          Stock

          Common                     Tannya Irrizary                     660,000                           13.18%
          Stock

All current executive
officers and directors
as a group                                                              2,205,000                          44.04%


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

           (1)             Incorporated  by reference  from an Exhibit to the Current Report on Form 8-K, as filed with the
                           SEC on January 17, 2002.
           (2)             Incorporated by reference from an Exhibit to the Company's  Current Report on Form 8-K, as filed with the SEC on March 4, 2002.
           (3)             Incorporated  by  reference  from  an  Exhibit  to  the  Company's   Schedule  14-C  Preliminary
                           Information Statement, as filed with the SEC on May 23, 2002.
           (4)             Incorporated  by reference  from an Exhibit to the Company's  Current  Report on Form 10KSB,  as
                           filed with the SEC on June 4, 2002.
           (5)             Incorporated  by reference  from an Exhibit to the Company's  Report on Form 10QSB as filed with the SEC on June 14, 2002.
           (6)             Incorporated  by reference to Exhibit 21 filed with the  Company's  Annual Report on Form 10-KSB filed with the SEC on May __, 2003.


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


Signature                              Title                     Date

/s/ Antonio Milici
Antonio Milici, M.D., Ph.D.            President                 April 14, 2004

/s/ Tannya L. Irizarry
Tannya L. Irizarry                     Interim Chief             April 14, 2004
                                       Financial Officer

/s/ Tannya L. Irizarry
Tannya L. Irizarry                     Principal Accounting      April 14, 2004
                                       Officer

/s/ Antonio Milici
Antonio Milici, M.D., Ph.D.            Director                  April 14, 2004

/s/ Richard Bryans
Richard Bryans                         Director                  April 14, 2004

/s/ Dr. Thomas Slaga
Dr. Thomas Slaga Director April 14, 2004

                                 GENETHERA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                          Page No.

Independent Registered Public Accounting Firm's Report                                       F-2

Consolidated Balance Sheets - December 31, 2003 and 2002                                     F-4

Consolidated Statements of Operations for the
Period From October 5, 1998 (Inception) to December 31, 2003                                 F-6

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
Period From October 5, 1998 (Inception) to December 31, 2003                                 F-7

Consolidated Statements of Cash Flows for the
Period From October 5, 1998 (Inception) to December 31, 2003                                F-11

Notes to Consolidated Financial Statements                                                  F-12

             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT

To the Board of Directors
GeneThera, Inc. and Subsidiary
Wheat Ridge, CO

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. and Subsidiary (a development stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from October 5, 1998 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of its operations, and its cash flows for each of the years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheets as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from October 5, 1998 (inception) to December 31, 2003.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has no established source of revenue, recurring losses from operations, cash used in operations and accumulated deficit. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KANTOR, SEWELL & OPPENHEIMER, PA

Hollywood, Florida
February 15, 2004, except for Note 12, as to which the date is July 20, 2004

                     GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31,

                                     Assets
                                                                                                 2003                2002
                                                                                                Restated           Restated
                                                                                               -----------       -----------
Current assets
Cash                                                                                           $        --       $     9,144
Accounts receivable, net                                                                                --             5,517
Inventory                                                                                               --            24,999
                                                                                               -----------       -----------
Total current assets                                                                                    --            39,660

Property and equipment, net                                                                        480,872           238,874

Other assets
Deposits                                                                                             5,278             5,929
Goodwill and trademark, net                                                                             --            32,020
Other assets                                                                                         1,000            31,960
                                                                                               -----------       -----------
                                                                                                     6,278            69,909
                                                                                               -----------       -----------
                                                                                               $   487,150       $   348,443
                                                                                               ===========       ===========

The notes to consolidated financial statements are an integral part of the above statement.

                      GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31,

                      Liabilities and Stockholders' Deficit

                                                                                                   2003              2002
                                                                                                 Restated          Restated
                                                                                               -----------       -----------
Current liabilities
Bank overdraft                                                                                 $    35,486       $        --
Accounts payable                                                                                   122,514           180,020
Accrued expenses                                                                                   611,126           342,668
Deferred income                                                                                         --             5,900
Due to related company                                                                                 500                --
Lease payable                                                                                       18,715             6,367
Loan payable - related party                                                                            --            50,000
Notes payable                                                                                      193,405           131,683
Convertible notes payable                                                                          286,874            61,000
                                                                                               -----------       -----------
Total current liabilities                                                                        1,268,620           777,638

Long term  lease payable                                                                                --            26,534
Long term notes payable                                                                                 --            25,200
Long term convertible notes payable                                                                     --           235,600
                                                                                               -----------       -----------
                                                                                                        --           287,334

Stockholders' deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
no shares issued and outstanding                                                                        --                --
Common stock $.001 par value, authorized 100,000,000 shares;
4,796,478 and 2,738,176 shares issued and outstanding at
December 31, 2003 and 2002 respectively                                                              4,796             2,738
Additional paid in capital                                                                       5,114,864         2,101,123
Accumulated deficit                                                                             (5,901,130)       (2,820,390)
                                                                                               -----------       -----------
                                                                                                  (781,470)         (716,529)
                                                                                               -----------       -----------

                                                                                               $   487,150       $   348,443
                                                                                               ===========       ===========

The notes to consolidated financial statements are an integral part of the above statement.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the period from
                                                                                  October 5, 1998
                                                    Year ended December 31,       (inception) to
                                                2003               2002         December 31, 2003
                                               Restated          Restated           Restated
                                              -----------       -----------       -----------
Income
Sales net of returns                          $   119,541       $    77,516       $   197,057
Research fees                                          --             5,000           188,382
                                              -----------       -----------       -----------
                                                  119,541            82,516           385,439
Cost of sales                                     (33,747)          (30,352)          (64,099)
                                              -----------       -----------       -----------

Gross profit                                       85,794            52,164           321,340
                                              -----------       -----------       -----------

Expenses
Salaries                                          248,440           301,198           864,639
Professional fees                                  34,639           218,249           252,888
   General and administrative expenses            363,390           164,853           737,628
Lease expense                                     104,509            98,457           316,498
Lab expenses                                       58,600            51,606           178,082
Consulting                                        607,750            47,664           824,384
   Depreciation and amortization                   69,344            44,383           161,727
Sales expenses                                     21,576            18,823            40,399
Other compensation                              1,164,000                --         1,164,000
Insurance                                          26,036            14,496            56,753
                                              -----------       -----------       -----------

                                                2,698,284           959,729         4,596,998
                                              -----------       -----------       -----------

Loss from operations                           (2,612,490)         (907,565)       (4,275,658)

Other income (expenses)
Other income (expenses), net                       (9,492)          (78,003)          (36,565)
Interest expense                                 (345,732)          (14,095)         (359,827)
                                              -----------       -----------       -----------

Net loss from operations                       (2,967,714)         (999,663)       (4,672,050)

Loss from discontinued operations                (113,026)               --          (113,026)
                                              -----------       -----------       -----------

Net loss                                      $(3,080,740)      $  (999,663)      $(4,785,076)
                                              ===========       ===========       ===========

Loss per common share, basic and diluted      $     (0.98)      $     (0.39)      $     (2.92)

The notes to consolidated financial statements are an integral part of the above statement.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

                                                              Common Stock           Paid in     Accumulated
                                                                 Shares    Amount   Capital       Deficit           Total
                                                             ----------   ------   ----------   --------------   -----------
Issuance of common stock to founders for consulting
services rendered at an aggregate of $36,000                 $  420,000   $  420   $   35,580   $           --   $    36,000

Issuance of common stock in exchange for equipment
supplies and cash                                               100,000      100       99,900   ~                    100,000

Issuance of common stock according to a contract for
computer services and financing                                  60,000       60       59,940   ~                     60,000

Issuance of common stock in exchange for cash                     5,000        5        4,995   ~                      5,000

Net loss 1999                                                         ~        ~            ~          (84,350)      (84,350)
                                                             ----------   ------   ----------   --------------   -----------

Balance December 31, 1999                                       585,000      585      200,415          (84,350)      116,650

Issuance of common stock in exchange for consulting
services rendered                                                25,000       25       24,975   ~                     25,000
                                                             ----------   ------   ----------   --------------   -----------

                               sub-total                        610,000   $  610   $  225,390   $      (84,350)  $   141,650

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

                                                              Common Stock           Paid in     Accumulated
                                                                 Shares    Amount   Capital       Deficit           Total
                                                             ----------   ------   ----------   --------------   -----------
                               sub-total                        610,000   $  610   $  225,390   $      (84,350)  $   141,650

Issuance of common stock in exchange for an agreement
for management and financing for $80,000                         40,000       40       39,960   ~                     40,000

Issuance of common stock in exchange for a consulting
agreement                                                        10,000       10       11,990   ~                     12,000

Net loss 2000                                                         ~        ~            ~         (226,659)     (226,659)
                                                             ----------   ------   ----------   --------------   -----------

Balance December 31, 2000                                       660,000      660      277,340         (311,009)      (33,009)

Issuance of common stock to an officer in lieu of salary      1,125,000    1,125      238,875   ~                    240,000

Issuance of common stock to an employee in lieu of salary        60,000       60       59,940   ~                     60,000

Issuance of common stock to an employee in lieu of salary        15,000       15       14,985   ~                     15,000

Issuance of common stock in exchange for consulting
services                                                        100,000      100       99,900   ~                    100,000

Net loss, 2001                                                        ~        ~            ~         (393,664)     (393,664)
                                                             ----------   ------   ----------   --------------   -----------
Balance December 31, 2001                                     1,960,000   $1,960   $  691,040   $     (704,673)  $   (11,673)

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

                                                              Common Stock           Paid in     Accumulated
                                                                 Shares    Amount   Capital       Deficit           Total
                                                             ----------   ------   ----------   --------------   -----------
                               sub-total                      1,960,000   $1,960   $  691,040   $     (704,673)  $   (11,673)

Additional paid in capital - related party                           --       --       83,262   ~                     83,262
                                                             ----------   ------   ----------   --------------   -----------

Balance before recapitalization                               1,960,000    1,960      774,302         (704,673)       71,589

Recapitalization  on February 25, 2002                          697,176      697    1,000,702       (1,116,054)     (114,655)
                                                             ----------   ------   ----------   --------------   -----------

Balance after recapitalization February 25, 2002              2,657,176    2,657    1,775,004       (1,820,727)      (43,066)

Issuance of shares of common stock in connection
with convertible notes payable                                   21,000       21       10,479   ~                     10,500

Issuance of shares of common stock in connection
with conversion                                                  60,000       60       29,940   ~                     30,000

Additional paid in capital - related party                           --       --      285,700   ~                    285,700

Net loss, 2002                                                        ~        ~            ~         (999,663)     (999,663)
                                                             ----------   ------   ----------   --------------   -----------

Balance December 31, 2002, Restated                           2,738,176    2,738    2,101,123       (2,820,390)     (716,529)

Additional paid in capital contributed as equipment                  --       --      201,976   ~                    201,976
                                                             ----------   ------   ----------   --------------   -----------

                               sub-total                      2,738,176   $2,738   $2,303,099   $   (2,820,390)  $  (514,553)

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

                                                              Common Stock           Paid in     Accumulated
                                                                 Shares    Amount   Capital       Deficit           Total
                                                             ----------   ------   ----------   --------------   -----------
                               sub-total                      2,738,176   $2,738   $2,303,099   $   (2,820,390)  $  (514,553)

Additional paid in capital - related party                           --       --      200,000   ~                    200,000

Beneficial conversion feature                                         ~        ~      319,221   ~                    319,221

Shares issued in exchange for services                          715,000      715      607,035   ~                    607,750

Shares issued to officer                                        600,000      600    1,163,400   ~                  1,164,000

Shares issued on conversion                                     663,302      663      330,989   ~                    331,652

Shares issued on conversion                                      80,000       80      191,120   ~                    191,200

Net loss, 2003                                                        ~        ~            ~       (3,080,740)   (3,080,740)
                                                             ----------   ------   ----------   --------------   -----------

Balance December 31, 2003, Restated                           4,796,478   $4,796   $5,114,864   $   (5,901,130)  $  (781,470)

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the period from
                                                                                  October 5, 1998
                                                         Year ended December 31,  (inception) to
                                                          2003         2002      December 31, 2003
                                                        Restated     Restated       Restated
                                                     -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(3,080,740)   $  (999,663)   $(4,785,076)
                                                     -----------    -----------    -----------

  Adjustments to reconcile net
loss to net cash used in operating activities:
Depreciation and amortization                             69,344         44,383        161,727
Compensation in exchange for common stock              1,771,750             --      2,238,750
Beneficial conversion feature                            319,221             --        319,221
(Increase) decrease in accounts receivable                 5,517         (5,517)            --
(Increase) decrease in inventory                          24,999        (24,999)            --
(Increase) decrease in other assets                       44,090        (39,802)        36,748
Increase (decrease) in accounts payable
and accrued liabilities                                  205,553        495,564        734,140
                                                     -----------    -----------    -----------

      Total adjustments                                2,440,474        469,629      3,490,586
                                                     -----------    -----------    -----------

  Net cash used in operating activities                 (640,266)      (530,034)    (1,294,490)
                                                     -----------    -----------    -----------

Cash flows from investing activities:
  Cash payments for the purchase of property              (8,735)       (11,535)       (35,069)
                                                     -----------    -----------    -----------

  Net cash used in investing activities                   (8,735)       (11,535)       (35,069)
                                                     -----------    -----------    -----------

Cash flows from financing activities:
Bank overdraft                                            35,486             --         35,486
Capital contributed as equipment                         201,976             --        272,376
Principal payments on note/leases  payable               (31,155)       (34,807)       (70,815)
Proceeds from capital contributions                           --        418,962        443,962
Proceeds from loans payable                              433,550        165,410        648,550
                                                     -----------    -----------    -----------

  Net cash provided by financing activities              639,857        549,565      1,329,559
                                                     -----------    -----------    -----------

Net increase in cash and cash equivalents                 (9,144)         7,996             --

Cash and cash equivalents, beginning of year               9,144          1,148             --
                                                     -----------    -----------    -----------

Cash and cash equivalents, end of year               $        --    $     9,144    $        --
                                                     ===========    ===========    ===========
Supplemental disclosures of cash flow information:
a) Cash paid during the period for:
    Interest expense                                 $     3,462    $     1,666    $     6,744
                                                     -----------    -----------    -----------

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Nature of Operations GeneThera, Inc. (the Company), formerly known as Hand Brand Distribution, Inc., was incorporated in November 1995, under the laws of the State of Florida. During 2002, the Company acquired GeneThera, Inc. (Colorado). GeneThera, Inc. (Colorado) is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms. The Company also owned Family Health News, a subsidiary that was sold in 2003.

GeneThera, Inc. (Colorado) is considered to be in the development stage. Activity during the development stage includes organization, and implementation and revision of the business plan. GeneThera, Inc. (Colorado) also provides research services to unrelated parties.

Principles of Consolidation The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GeneThera, Inc. (Colorado). All significant inter-company balances and transactions have been eliminated. The accounts of Family Health News have been consolidated through September 30, 2003.

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

Revenue Recognition Revenues are recognized when services are rendered.

Loss per Share Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2003 and 2002 all common stock equivalents were antidilutive and therefore diluted loss per share equaled basic loss per share.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

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

Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. SFAS 144 was implemented on these consolidated financial statements as explained in Note 13.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 2 CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with three financial institutions. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation. The Company had a bank overdraft at December 31, 2003.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of the following:

                                                      2003              2002
                                                    ---------         ---------
                                                   (As Restated)   (As Restated)
Computers                                           $  32,523         $  12,372
Office equipment                                            0             5,414
Telephone system                                        5,119             3,400
Furniture & fixtures                                    1,465            76,743
Laboratory equipment                                  578,041           277,194
                                                    ---------         ---------

                                                      617,148           375,123
         Less accumulated depreciation               (136,276)         (136,249)
                                                    ---------         ---------

                                                    $ 480,872         $ 238,874
                                                    =========         =========

Depreciation expense for the years ended December 31, 2003 and 2002 was $66,093 and $40,824, respectively.

During the year ended December 31, 2002, the Company entered into capital lease agreements to acquire laboratory equipment and a computer. (See Note 4)

NOTE 4 LEASES

Operating Leases The Company leases office space and vehicles under non-cancelable operating leases for its Colorado facility, which have initial terms in excess of one year.

Total lease expense for the years ended December 31, 2003 and 2002 was $104,509, and $98,457, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 4 LEASES - continued

Capital Leases

The Company's property under capital leases is included in property and equipment (See Note 3) and is summarized as follows:


                                                      2003               2002
                                                    --------           --------
                                                  (As Restated)    (As Restated)

Laboratory Equipment                                $ 31,574           $ 31,574
Computer                                               2,672              2,672
                                                    --------           --------
                                                      34,246             34,246
Less:  Accumulated depreciation                       (6,441)            (1,306)
                                                    --------           --------

Net assets under capital leases                     $ 27,805           $ 32,940
                                                    ========           ========

Future minimum lease payments under these non-cancelable operating leases and capital leases at December 31, 2003 were as follows:

                                               Operating            Capital
                                                Leases                Leases
                                            ------------          ------------
2004                                           $  63,337           $    12,135
2005                                                   0                 1,035
2006                                                   0                   691
2007                                                   0                     0
2008 and thereafter                                    0                     0
                                            ------------          ------------

                                               $  63,337            $   13,861
                                               =========            ==========

Total interest expense, including late fees, under capital leases was $2,510 and $634 for the years ended December 31, 2003 and 2002, respectively.

NOTE 5 LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

                                                                2003            2002
                                                              --------       --------
                                                           (As Restated)   (As Restated)
Loan payable with no interest, due on demand, unsecured       $      0       $ 50,000
Less current portion                                                (0)       (50,000)
                                                              --------       --------

Total long-term loan payable                                  $      0       $      0
                                                              ========       ========


There was no interest expense for the years ended December 31, 2003 and 2002.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 6   NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2003 and 2002 as follows:

                                                                                     2003             2002
                                                                                   ---------       ---------
                                                                                  (As Restated)   (As Restated)
Various  notes payable with  interest  rates ranging from 0% to 14%;  various
terms; secured by equipment and personal guarantees                                $ 193,405       $ 156,883
Less current portion:                                                               (193,405)       (131,683)
                                                                                   ---------       ---------

Total long-term note payable                                                       $       0       $  25,200
                                                                                   =========       =========

Total interest expense for the year ended December 31, 2003 and 2002 was $1,692 and $3,404, respectively.

NOTE 7 CONVERTIBLE NOTES PAYABLE

                                                                                           2003                    2002
                                                                                       -------------           ------------
                                                                                       (As Restated)          (As Restated)
Various  convertible  notes  payable,  with  interest  at 6%; due January 5, 2005;
convertible into shares of common stock at $1.00 per share.                              $        0            $   85,600

Note  payable - line of credit  loan not to exceed one million  dollars.  For each draw,  the  borrower  will  issue  a  convertible  promissory  note  bearing  a 6%
interest  rate per year  through  January 14,  2004,  and 12%  interest  rate from
January 15,  2004;  convertible  into  shares of common  stock at $1.40 per share,
subject to adjustment.                                                                            0               150,000

Various  convertible  notes  payable to  individuals,  with interest at 8%; due at various dates from April 14, 2003 through June 18, 2004;  convertible  into shares
of common stock at a price of $0.50 per share.                                              223,124                61,000

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 7 CONVERTIBLE NOTES PAYABLE - continued

                                                                                          2003                    2002
                                                                                       ----------           -----------
                                                                                      (As Restated)        (As Restated)
A  convertible  note payable to an  individual,  with interest at 10%; due May 16,
2004;  convertible  into shares of common stock at a price of $0.25 per share.  As of the balance  sheet date,  the option to convert into shares of common stock was
not exercised.                                                                             63,750                     0
                                                                                       ----------           -----------

                                                                                          286,874               296,600
Less:  current portion                                                                   (286,874)              (61,000)
                                                                                       ----------           -----------

Total long-term convertible notes payable                                              $        0           $   235,600
                                                                                       ==========           ===========

Interest expense for the years ended December 31, 2003 and 2002 was $15,677 and $10,215, respectively.

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

NOTE 9 STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock On March 5, 1999, the Company issued 420,000 of common stock valued at $36,000 according to an employment agreement, approved by the board of directors, to a founder for services rendered during 1999. Accordingly, consultant expense of $36,000 was charged to operations.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 9 STOCKHOLDERS' DEFICIT - continued

Common Stock

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

On April 10, 2000, according to a contract agreement to provide management services, the Company issued 40,000 shares of common stock valued at $40,000, in exchange for management services. Accordingly, consultant expense of $40,000 was charged to operations.

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

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 9 STOCKHOLDERS' DEFICIT - continued

Common Stock

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

As a result of the recapitalization on February 25, 2002, the Company is deemed to have issued 697,176 common shares to the stockholders of GeneThera, Inc. (f/k/a Hand Brand Distribution, Inc.).

During November 2002, certain holders exercised their option to convert $40,500 in convertible notes payable per various agreements dated in 2002. As a result, 81,000 shares of common stock were issued.

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

During 2003, certain holders exercised their option to convert $331,652 in convertible notes payable per various agreements dated in 2002 and 2003. As a result, 663,302 shares of common stock were issued.

On October 1, 2004, the Company issued 80,000 shares of common stock to the President of FHNI to satisfy all outstanding convertible notes and accrued interest for funds loaned to the Company. Additionally, the Company released and conveyed all interest in the FHNI to its president. Although signed on August 1, 2004, the agreement was effective nunc pro tunc ("now for then") to October 1, 2003.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 10 INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

      The Company has a federal net operating loss carryforward at December 31, 2003 and 2002 of approximately $4,930,000 and $2,600,000, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2023. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

The provision (benefit) for income taxes is comprised of the following:

                                                                        2003              2002
                                                                    -----------       -----------
                                                                   (As Restated)     (As Restated)
Current  taxes                                                      $         0       $         0

         Deferred tax benefit:
           Net operating loss carryforward                              972,000           267,000
           Accrued wages                                                 76,000            72,000
           Change in valuation allowance                             (1,048,000)         (339,000)
                                                                    -----------       -----------

                    Total provision (benefit) for income taxes      $         0       $         0
                                                                    ===========       ===========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets (liabilities) were as follows:

                                                               2003              2002
                                                            -----------       -----------
                                                           (As Restated)     (As Restated)
Deferred tax assets
         Loss carryforward, including recapitalization      $ 1,858,000       $   884,000
         Accrued wages                                          148,000            74,000
                                                            -----------       -----------

           Total deferred tax assets                          2,006,000           958,000

         Valuation allowance                                 (2,006,000)         (958,000)
                                                            -----------       -----------

           Net deferred tax assets                          $         0       $         0
                                                            ===========       ===========

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 11 AMENDMENT TO ARTICLES OF INCORPORATION

Following a resolution of the board of directors, the Company amended its articles of incorporation effective June 16, 2003, to change the Company's name from Hand Brand Distribution, Inc. to GeneThera, Inc., and to provide for a maximum of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

NOTE 12 RESTATEMENT

On February 25, 2002, GeneThera, Inc., f/k/a Hand Brand Distribution, Inc., (the Company), entered into an agreement to acquire GeneThera, Inc. (Colorado). The Company was to issue 6 shares of common stock (after a 2:1 forward stock split) for each share of GeneThera, Inc. (Colorado). At the end of the transaction the Company would have issued a total of 16,611,900 shares of common stock and own approximately 91% of GeneThera, Inc. (Colorado). At the time the agreement was signed, the Company did not have sufficient authorized shares of common stock to complete the transaction. The stockholders of GeneThera, Inc. (Colorado) decided to proceed with the acquisition and agreed to delay receipt of the shares until the Company increased the number of authorized shares. This did not occur until late in 2003. In the 10-K filed for the year ended December 31, 2002, the Company reported a total of 18,621,476 shares issued, but only 2,009,576 outstanding. The 16,611,900 shares of common stock related to the acquisition were never issued due to the insufficient number of authorized shares of common stock of the Company.

The assets of GeneThera, Inc. (f/k/a Hand Brand Distribution, Inc.) and GeneThera, Inc. (Colorado) are at historical cost as of December 31, 2001. The value of the net assets of GeneThera, Inc. at the time of the acquisition is the same as the historical negative book value of ($114,654). For the recapitalization, equity accounts of GeneThera, Inc. (Colorado) have been restated, based on the ratio of exchange of 1 (one) share of the Company for 1
(one) share of GeneThera, Inc. (Colorado).

The financial statements became those of GeneThera, Inc. (Colorado), with adjustments to reflect the changes in equity structure. The operations are those of GeneThera, Inc. (Colorado) from inception, October 5, 1998 to December 31, 2003, and those of GeneThera, Inc. (f/k/a Hand Brand Distribution, Inc.) from February 25, 2002, the recapitalization date.

During the first quarter of 2003, the agreement of February 25, 2002 was rescinded and a new acquisition agreement was signed. At this time, the board of directors of the Colorado corporation resolved to restructure the equity of the Colorado corporation, whereby of the 3,039,050 shares of common stock issued and outstanding (including the minority interest) at the time of the first agreement, only 1,960,000 shares of common stock remained at March 23, 2003.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 12 RESTATEMENT - continued

The canceled shares had the following effect on the Colorado corporation:

                                                   Shares  of      Additional       Accumulated
                                                 Common Stock    Paid in Capital        Deficit
                                                 -----------       -----------       -----------
As reported February 25, 2002 - before
         acquisition                              18,234,300       $ 1,048,428       $  (995,073)
     Adjustments
         Reversal 3:1 (2:1 fwd stock split)      (15,195,250)           10,463                 0
         Cancelled shares                           (290,400)         (290,109)          290,400
         Cancelled shares                           (788,650)            5,520                 0
                                                 -----------       -----------       -----------

     Total adjustments                           (16,274,300)         (274,126)          290,400
                                                 -----------       -----------       -----------
As restated - retroactive to
      February 25, 2002 acquisition                1,960,000       $   774,302       $  (704,673)
                                                 ===========       ===========       ===========

During 2002, the Company issued a total of 1,312,400 shares--652,400 related to convertible notes, and the remaining 660,000 shares associated with a credit line commitment fee having an option to convert. By resolution of the Board of Directors a total of 1,231,400 shares were canceled.

Following is the aggregate effect on the consolidated financial statements of the Company at December 31, 2002, reflecting the cancellation of shares by both the Colorado corporation and the Company, as well as the retroactive effect of the initial acquisition as per the terms of the new agreement dated March 23, 2003.

                                                   Shares of       Additional         Accumulated
                                                 Common Stock    Paid in Capital        Deficit
                                               ------------       ------------       ------------
As reported December 31, 2002                    18,621,476       $  2,433,240       $ (3,401,716)
    Adjustments
         Rescission/Acquisition                 (16,274,300)          (274,126)           290,400
         Reversal minority interest               1,622,400            270,778            (62,998)
         Cancelled shares                          (660,000)          (329,340)           330,000
         Cancelled shares                          (571,400)               571                  0
         FHNI adjustment COGS                             0                  0             23,924
                                               ------------       ------------       ------------

As restated retroactive December 31, 2002      $  2,738,176       $  2,101,123       $ (2,820,390)
                                               ============       ============       ============

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 12 RESTATEMENT - continued

The consolidated financial statements of the Company included in the 10-KSB for December 31, 2003 depicted the new acquisition as of March 23, 2003, and considered the 2002 reverse acquisition null and void. The historical information was that of the Colorado corporation. After reviewing FAS 141, Business Combination and all facts surrounding the original acquisition, the rescission and consequent re-acquisition, the Company determined that even though the January 2002 acquisition agreement was rescinded, control of the Company remained continuously with the Colorado corporation through its major shareholders. Consequently, the consolidated financial statements for December 31, 2003 are restated as follows:

                                              Shares of        Additional        Accumulated
                                             Common Stock     Paid in Capital      Deficit
                                             -----------       -----------       -----------
As reported December 31, 2003                  4,749,976       $ 4,300,500       $(4,798,772)
     Adjustments
         Additional liabilities                        0                 0           (26,989)
         Reclassification of supplies                  0                 0           (33,314)
         Revaluation of fixed assets                   0          (248,024)           11,649
         Related party debt                            0           568,962          (518,962)
         Beneficial conversion features                0           319,221          (319,221)
         Correction of shares converted          (33,498)          (16,915)                0
         Consolidation of FHNI                         0                 0           (93,457)
         Disposal of subsidiary                   80,000           191,120          (122,064)
                                             -----------       -----------       -----------

As restated December 31, 2003                  4,796,478       $ 5,114,864       $(5,901,130)
                                             ===========       ===========       ===========

NOTE 13 CONSOLIDATION AND DIVESTITURE OF SUBSIDIARY

The consolidated financial statements of the Company included in the 10-KSB filed for December 31, 2003 did not include the financial statements of its wholly own subsidiary Family Health News, Inc. (FHNI). Further evaluation of the applicable standards revealed that FAS 144 amended ARB 51, and eliminated the exemption to consolidation for a subsidiary for which control is likely to be temporary. In reevaluating the accounting treatment, the Company restated the consolidated financial statements for the year ended December 31, 2003 to include FHNI and the results of its operations through September 30, 2003, and the effect of its disposal on October 1, 2003. On August 1, 2004 the Company signed a resolution agreement with the President of FHNI. As stated in the agreement, the Company issued 80,000 shares of common stock to the President of FHNI to satisfy all outstanding convertible notes and accrued interest for funds loaned to the Company. Additionally, the Company released and conveyed all interest in the FHNI to its president. Although signed on August 1, 2004, the agreement was effective nunc pro tunc ("now for then") to October 1, 2003.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2003

NOTE 13 CONSOLIDATION AND DIVESTITURE OF SUBSIDIARY - continued

As a result of the disposition the Company recorded a loss of $113,026. FHNI had net sales of $119,445 and a net loss of $9,039 through September 31, 2003, which is included as loss from operations on the consolidated financial statements.

At December 31, 2003, there were no assets related to discontinued operations on the consolidated balance sheet.

NOTE 14 CONTINGENCIES & LITIGATIONS

In the normal course of business, GeneThera, Inc. had a dispute with a company for failing to perform services, and is pursuing damages relating to the non-performance. The Company has reserved $10,000 to resolve this matter.

The ultimate outcome of this matter is unknown at this time. In the opinion of management, the outcome will have no adverse effect on the financial statements.

NOTE 15 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2003 and 2002, the Company showed restated operating losses of $2,967,714 and $999,663, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,268,620 and $737,978 for the restated years ended December 31, 2003 and 2002, respectively.

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