Form 10QSB
period 2004-09-30
GENETHERA INC
filed 2004-11-15
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,425,455 Shares of $.001 par value Common Stock outstanding as of September 30, 2004.

                        GENETHERA, INC., AND SUBSIDIARIES

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                    Page No.

Consolidated Balance Sheets                                         3

Consolidated Statements of Operations                               4

Consolidated Statements of Changes in
 Stockholders' Equity (Deficit)                                     5

Consolidated Statements of Cash Flows                               7

Notes to Consolidated Financial Statements                          8

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     Assets

Current assets
Cash                                                               $         --
Prepaid expenses                                                         30,462
                                                                   ------------
Total current assets                                                     30,462

Property and equipment, net                                             428,083

Other assets
Deposits                                                                  5,278
License                                                                 326,250
Other assets                                                              4,941
                                                                   ------------
                                                                        336,470
                                                                   ------------
                                                                   $    795,014
                                                                   ============

                          Liabilities and Stockholders' Deficit
Current liabilities
Bank overdraft                                                     $     13,979
Accounts payable                                                        130,669
Accrued expenses                                                        573,221
Lease payable                                                             2,970
Loan payable - related party                                             12,428
Notes payable                                                            44,517
Convertible notes payable                                               116,451
                                                                   ------------
                                                                        894,235

Stockholders' deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
no shares issued and outstanding                                             --
Common stock $.001 par value, authorized 100,000,000 shares;
 18,425,455 issued and outstanding                                       18,425
Additional paid in capital                                           22,944,897
Accumulated deficit                                                 (23,062,542)
                                                                   ------------
                                                                        (99,220)
                                                                   ------------
                                                                   $    795,014
                                                                   ============

                       See notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     For the period from
                                      For the period ended September 30,                              OCTOBER 5, 1998
                                            Three months ended               NINE MONTHS ENDED        (INCEPTION) TO
                                          2004             2003            2004            2003      SEPTEMBER 30, 2004
                                         -------------------------    ----------------------------    ------------
Income
Sales net of returns                     $      --    $         --    $         --    $     40,041    $    197,057
Research fees                                   --              --              --           5,000         188,382
                                         -------------------------    ----------------------------    ------------
                                                                --              --          45,041         385,439
Cost of sales                                   --              --              --         (16,950)        (64,099)
                                         -------------------------    ----------------------------    ------------
Gross profit                                    --              --              --          28,091         321,340

Expenses
   General and administrative expenses      47,288          75,656         252,727         177,918         998,883
Sales expenses                                  --          13,711              --          25,910          40,399
Lab expenses                                15,889           4,060          28,622           6,648         206,704
Insurance                                    3,893          10,432          18,549          14,936          70,024
Consulting                                 124,673              --         860,451          20,684       1,684,835
Professional fees                           27,290          22,095         174,319         254,714         426,207
Salaries                                       873          38,891         109,312         207,280         973,951
Other compensation                              --              --      14,405,976              --      15,569,976
Lease expense                               20,246          19,405          74,515          78,592         388,762
   Depreciation and amortization            32,776          13,556          58,317          33,296         220,044
                                         -------------------------    ----------------------------    ------------
                                           272,928         197,806      15,982,787         819,978      20,579,784
                                         -------------------------    ----------------------------    ------------

Loss from operations                      (272,928)       (197,806)    (15,982,787)       (791,887)    (20,258,444)

Other income (expenses)
Other income (expenses),net                 10,437              --          10,437         (77,467)        (26,128)
Interest expense                              (266)         (2,554)     (1,189,063)        (34,554)     (1,548,867)
                                         -------------------------    ----------------------------    ------------

Net  loss from operations                $(262,757)   $   (200,360)   $(17,161,413    $   (903,908)   $(21,833,439)

                       See notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     For the period from
                                      For the period ended September 30,                              OCTOBER 5, 1998
                                            Three months ended               NINE MONTHS ENDED        (INCEPTION) TO
                                          2004             2003            2004            2003      SEPTEMBER 30, 2004
                                         -------------------------    ----------------------------    ------------

Net  loss from operations                $(262,757)   $   (200,360)   $(17,161,413)   $   (903,908)   $(21,833,439)


Loss from discontinued operations               --              --              --              --        (113,026)

Net loss                                 $(262,757)   $   (200,360)   $(17,161,413)   $   (903,908)   $(21,946,465)
                                         =========================    ============================    ============

Loss per common share                    $   (0.01)   $      (0.10)   $      (0.96)   $      (1.09)   $      (1.22)

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                   COMMON STOCK         PAID IN       ACCUMULATED
                                                                 SHARES    AMOUNT       CAPITAL         DEFICIT            TOTAL
                                                             ----------------------------------------------------------------------
Issuance of common stock to founders for consulting
services rendered at an aggregate of $36,000                    420,000    $   420    $    35,580    $          --     $     36,000

Issuance of common stock in exchange for equipment
supplies and cash                                               100,000        100         99,900                           100,000

Issuance of common stock according to a contract for
computer services and financing                                  60,000         60         59,940                            60,000

Issuance of common stock in exchange for cash                     5,000          5          4,995                             5,000

Net loss, 1999                                                                                             (84,350)         (84,350)
                                                             ----------------------------------------------------------------------

Balance December 31, 1999                                       585,000        585        200,415          (84,350)         116,650

Issuance of common stock in exchange for consulting
services rendered                                                25,000         25         24,975                            25,000
                                                             ----------------------------------------------------------------------
                             sub-total                          610,000    $   610    $   225,390    $     (84,350)    $    141,650

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                   COMMON STOCK         PAID IN       ACCUMULATED
                                                                 SHARES    AMOUNT       CAPITAL         DEFICIT            TOTAL
                                                             ----------------------------------------------------------------------
                             sub-total                          610,000    $   610    $   225,390    $     (84,350)    $    141,650

Issuance of common stock in exchange for an agreement
for management and financing for $80,000                         40,000         40         39,960                            40,000

Issuance of common stock in exchange for a consulting
agreement                                                        10,000         10         11,990                            12,000

Net loss, 2000                                                                                            (226,659)        (226,659)
                                                             ----------------------------------------------------------------------

Balance  December 31, 2000                                      660,000        660        277,340         (311,009)         (33,009)

Issuance of common stock to an officer in lieu of salary      1,125,000      1,125        238,875                           240,000

Issuance of common stock to an employee in lieu of salary        60,000         60         59,940                            60,000

Issuance of common stock to an employee in lieu of salary        15,000         15         14,985                            15,000

Issuance of common stock in exchange for consulting
services                                                        100,000        100         99,900                           100,000

Net loss, 2001                                                                                            (393,664)        (393,664)
                                                             ----------------------------------------------------------------------

Balance December 31, 2001                                     1,960,000    $ 1,960    $   691,040    $    (704,673)    $    (11,673)

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                   COMMON STOCK         PAID IN       ACCUMULATED
                                                                 SHARES    AMOUNT       CAPITAL         DEFICIT            TOTAL
                                                             ----------------------------------------------------------------------
                             sub-total                        1,960,000    $ 1,960    $   691,040    $    (704,673)    $    (11,673)

Recapitalization  on February 25, 2002                          697,176        697      1,000,702       (1,116,054)        (114,655)

Issuance of shares of common stock in connection
with convertible notes payable                                   21,000         21         10,479                            10,500

Issuance of shares of common stock in connection
with conversion                                                  60,000         60         29,940                            30,000

Additional paid in capital - related party                           --         --         83,262                            83,262

Additional paid in capital - related party                           --         --        285,700                           285,700

Net loss, 2002                                                                                            (999,663)        (999,663)
                                                             ----------------------------------------------------------------------

Balance December 31, 2002                                     2,738,176      2,738      2,101,123       (2,820,390)        (716,529)

Additional paid in capital contributed as equipment                  --         --        201,976                           201,976

Additional paid in capital - related party                           --         --        200,000                           200,000

Beneficial conversion feature                                                             319,221                           319,221

Shares issued in exchange for services                          715,000        715        607,035                           607,750
                                                             ----------------------------------------------------------------------

                             sub-total                        3,453,176    $ 3,453    $ 3,429,355    $  (2,820,390)    $    612,418

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                   COMMON STOCK         PAID IN       ACCUMULATED
                                                                 SHARES    AMOUNT       CAPITAL         DEFICIT            TOTAL
                                                             ----------------------------------------------------------------------
                             sub-total                        3,453,176    $ 3,453    $ 3,429,355    $  (2,820,390)    $    612,418

Shares issued to officer                                        600,000        600      1,163,400                         1,164,000

Shares issued on conversion                                     663,302        663        330,989                           331,652

Shares issued on conversion                                      80,000         80        191,120                           191,200

Net loss, 2003                                                                                          (3,080,740)      (3,080,740)
                                                             ----------------------------------------------------------------------

Balance December 31, 2003                                     4,796,478      4,796      5,114,864       (5,901,130)        (781,470)

Shares issued on conversion                                     934,926        935        650,528                           651,463

Shares issued to consultants for
services rendered ($4.11)                                        50,000         50        205,450                           205,500

Shares issued to consultants for
services rendered ($4.00)                                        30,000         30        119,970                           120,000

Beneficial conversion feature                                        --         --      1,178,107                         1,178,107

Shares issued on conversion                                     371,333        371        362,629                           363,000

Shares issued to officer ($1.58)                              8,743,339      8,744     13,805,732                        13,814,476
                                                             ----------------------------------------------------------------------

                             sub-total                       14,926,076    $14,926    $21,437,280    $  (5,901,130)    $ 15,551,076

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                   COMMON STOCK         PAID IN       ACCUMULATED
                                                                 SHARES    AMOUNT       CAPITAL         DEFICIT            TOTAL
                                                             ----------------------------------------------------------------------
                             sub-total                       14,926,076    $14,926    $21,437,280    $  (5,901,130)    $ 15,551,076

Shares issued to officer ($1.30)                                455,000        455        591,045                           591,500

Shares issued to consultants for
services rendered ($1.58; $1.18)                                161,000        161        231,819                           231,980

Warrants exercised                                            2,382,979      2,383        235,915                           238,298

Shares issued to consultants for
services rendered ($1.08; $.95;$.76;$.85)                        97,250         97         94,575                            94,673

Beneficial conversion feature                                                                 266                               266

Shares issued on conversion                                      28,150         28         28,122                            28,150

Shares issued in connection with VDx                            375,000        375        325,875                           326,250

Net loss, September 30, 2004                                                                           (17,161,413)     (17,161,413)
                                                             ----------------------------------------------------------------------

Balance  September 30, 2004 (Unaudited)                      18,425,455    $18,425    $22,944,897    $ (23,062,542)    $    (99,220)
                                                             ======================================================================

                       See notes to financial statements.

             GENETHERA, INC. AND SUBSIDIARY
             (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            FOR THE PERIOD FROM
                                                                                                              OCTOBER 5, 1998
                                                                             Nine months ended September 30,  (INCEPTION) TO
                                                                                     2004           2003     SEPTEMBER 30, 2004
                                                                                ------------     ---------     ------------
Cash flows from operating activities:
  Net loss                                                                      $(17,161,413)    $(903,898)    $(21,946,465)
                                                                                ------------     ---------     ------------

  Adjustments to reconcile net loss to net
    cash used in operating activities:
Depreciation and amortization                                                         58,317        33,296          220,044
Compensation in exchange for common stock                                         15,402,017            --       17,640,745
Beneficial conversion feature                                                      1,178,107            --        1,497,328
Loss on discontinued operations                                                           --            --          113,026
(Increase) decrease in accounts receivable                                                --        (6,517)              --
(Increase) decrease in inventory                                                          --       (10,637)              --
(Increase) decrease in other assets                                                  (64,417)     (319,849)         (70,703)
Increase (decrease) in accounts payable
and accrued liabilities                                                             (107,025)      745,099          662,095
Increase (decrease) in deferred income                                                    --        80,254               --
                                                                                ------------     ---------     ------------

      Total adjustments                                                           16,466,999       521,646       20,062,535
                                                                                ------------     ---------     ------------

  Net cash used in operating activities                                             (694,414)     (382,252)      (1,883,930)
                                                                                ------------     ---------     ------------

Cash flows from investing activities:
  Cash payments for the purchase of property                                          (5,508)      (16,779)         (43,975)
                                                                                ------------     ---------     ------------

  Net cash used in investing activities                                               (5,508)      (16,779)         (43,975)
                                                                                ------------     ---------     ------------

Cash flows from financing activities:
Bank overdraft                                                                        13,979            --           13,979
Capital contributed as equipment                                                          --            --          272,376
Principal payments on note/leases  payable                                          (152,057)      (13,829)              --
Proceeds from issuance of common stock                                                    --        83,262          155,000
Proceeds from loans payable                                                          838,000       352,560        1,486,550
                                                                                ------------     ---------     ------------

  Net cash provided by financing activities                                          699,922       421,993        1,927,905
                                                                                ------------     ---------     ------------

Net increase in cash and cash equivalents                                                  0        22,962                0

Cash and cash equivalents, beginning of year                                              --            --               --
                                                                                ------------     ---------     ------------

Cash and cash equivalents, end of year                                          $          0     $  22,962     $          0
                                                                                ============     =========     ============

                                                                                                                          0
Supplemental disclosures of cash flow information:
a) Cash paid during the period for:
   Interest expense                                                             $         --     $   2,254           1,616
                                                                                ------------     ---------     ------------


                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004








                                TABLE OF CONTENTS

                                                                                           Page No.

Report of Independent Accountants                                                             2

Consolidated Balance Sheet September 30, 2004 (unaudited)                                     3

Consolidated Statements of Operations for the Three Months and Nine Months
   Ended September 30, 2004 and 2003 (unaudited)                                              4

Consolidated Statements of Stockholders' Equity (Deficit) for the
   Period From October 5, 1998 (Inception) to September 30, 2004                              6

Consolidated Statements of Cash Flows for the Nine Months Ended
   June 30, 2004 and 2003 (unaudited)                                                        11

Notes to Consolidated Financial Statements (unaudited)                                       12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
GeneThera, Inc.
Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. (a development stage company) and its wholly-owned subsidiaries as of September 30, 2004 (unaudited), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the periods ended September 30, 2004 and 2003 and for the period from October 5, 1998 (inception) to September 30, 2004. These financial statements are the responsibility of the Company's management.

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




KANTOR, SEWELL & OPPENHEIMER, PA
Certified Public Accountants

Hollywood, Florida
November 15, 2004

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NIBE MONTHS ENDED SEPTEMBER 30, 2004




NOTE 1     PRINCIPLES OF CONSOLIDATION

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GeneThera, Inc. (Colorado) and VDx, Inc. All significant inter-company balances and transactions have been eliminated.


NOTE 2     BASIS OF PRESENTATION

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, changes in stockholders' deficit and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004



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


NOTE 4     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                                  September 30,
                                                                      2004
                                                                  ---------
         Computers                                                   38,030
         Telephone System                                             5,118
         Furniture & fixtures                                         1,465
         Laboratory equipment                                       578,043
                                                                  ---------

                                                                    622,656
         Less accumulated depreciation                             (194,573)
                                                                   --------

                                                                   $428,083
                                                                   ========

Depreciation expense for the nine months ended September 30, 2004 and 2003 was $58,317 and $33,296, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004



NOTE 5     CONVERTIBLE NOTES PAYABLE

                                                                 September 30,
                                                                         2004
                                                                    ----------
Various convertible notes payable to individuals, with
interest ranging from 8-10%; due at various dates from
April 14, 2003 through June 18, 2004; convertible into
shares of common stock at prices of $0.25 - $0.50 per
share.                                                              $  116,451
Less:  current portion                                                (116,451)
                                                                    ----------

Total long-term convertible notes payable                           $        0
                                                                    ==========

For the nine months ended September 30, 2004 and 2003, interest expense related to the convertible notes payable amounted to $10,690 and $3,019, respectively.


NOTE 6     STOCKHOLDERS' EQUITY (DEFICIT

Common Stock
During the nine months ended September 30, 2004, the Company issued 1,334,409 shares of common stock pursuant to conversion rights exercised by holders.

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

In August and September 2004, the Company issued 125,400 shares for a total of $94,673 based on the closing prices on the dates of issue. These shares were issued to several consultants for services rendered and resulted in immediate charges to operations.

Asdescribed in Note 8, on September 20, 2004 the Company issued 375,000 restricted common shares in connection with its acquisition of VDx, Inc. These shares were valued at .87 cents per share.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004


NOTE 7     GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2003 and 2002, the Company showed operating losses of $3,080,740 and $2,431,761, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $863,773 for the nine months ended September 30, 2004.

Previously, the Company was listed as in default for payments on notes payable in the amount of $44,517, including accrued interest. Subsequently, management has determined that the notes are not in default and are classified as a long-term liability in the current financial statements. The disposition of these notes will be reflected in the year-end financial statement of December 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.


NOTE 8     SUBSIDIARY- SUBSEQUENT EVENT

On January 14, 2002, the board of directors voted to sell the stock of The Family Health News, Inc., subject to stockholder approval. On August 1, 2004 a final agreement was signed to dispose of the subsidiary. This agreement was effective nunc pro tunc to October 1, 2003. Consequently, the financial statements for the year ended December 31, 2003 were restated to reflect this subsequent event, as if it had taken place October 1, 2003.

On September 20, 2004, the Company completed its acquisition of VDx, Inc. VDx, Inc. was acquired for 375,000 shares of common restricted stock with no registration rights. The full agreement is contained in the 8-K filing filed with the SEC on September 25, 2004.


NOTE 9     RESTATEMENTS

The Company restated the consolidated balance sheet at December 31, 2003 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. The restatement was made to reflect the proper accounting in accordance with accounting principles generally accepted in the United States in connection with beneficial conversion features on convertible debentures, revaluation of fixed assets, consolidation and disposal of a previously unconsolidated subsidiary, and impairment of long-lived assets.

The effect on the financial statements of the Company is as follows:

                                                                                            As Originally
                                                                          As Restated          Reported
                                                                       --------------     -----------------
         Accumulated deficit - December 31, 2002                      $    (2,820,390)     $    (2,367,011)
         Loss                                                              (3,080,740)          (2,431,761)
                                                                       --------------     -----------------

         Accumulated deficit - December 31, 2003                      $    (5,901,130)    $     (4,798,772)
                                                                      ===============     =================

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Gross profits for the three-month period ended September 30, 2004 were $0 compared to $0 for the same period last year. Personnel (salaries) decreased from $38,891 for the prior three month period ending September 30, 2003 to $873 for the three month period ending September 30, 2004.Professional expenses (consulting and professional fees) comparing the three month period ending September 30, 2003, to the three month period ending September 30, 2004, decreased from $182,619 to $27,920.

GENETHERA PLAN OF OPERATION

Background

GeneThera is a development stage company (as such term is defined by the Securities and Exchange Commission ("SEC") and Generally Accepted Accounting Principles and has had negligible revenues from operations in the last two years. As a development stage company, its research and development expenditures have not been capitalized as of this date.

GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. E.coli (predominantly cattle) and Johnne's disease (predominantly cattle and bison) diagnostics are in development. With the acquisition of VDx, Inc., we have a commercial NEFA test currently available.

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

On September 20, 2004, we closed on the acquisition of VDx, Inc., a Wisconsin Corporation. VDx will be run as a wholly owned subsidiary of the company. A manufacturer and distributor of veterinary diagnostic equipment and tests, VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. VDx has already made a significant impact within the dairy cattle industry with their NEFA test and nutritional supplement program to maximize output for the dairy farmer. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving.

GeneThera will immediately begin to benefit from the existing revenues being generated by VDx. This working capital will enable GeneThera to further their research in areas such as Mad Cow disease, Chronic Wasting disease, and Johnne's disease. GeneThera hopes to not only expand on the number of tests available to the existing customers, but also to work closely within their industries to develop new tests with their state-of-the-art technology for the detection and vaccination of diseases specific to those industries.

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

RESEARCH AND DEVELOPMENT

We anticipate that R&D will be the source for both assay development and vaccine design/development. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. To date, we have introduced our diagnostic solution for Chronic Wasting Disease and Mad Cow Disease on a very limited basis. We anticipate that R&D will be ongoing during the life of the Company, as this is the source for new products to be introduced to the market. Our plan is to seek new innovations in the biotechnology field. We cannot assure you that we will be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, that we can successfully commercialize them or earn profits from sales of those assays. Furthermore, we cannot assure you that we will be able to design, develop, or successfully commercialize any vaccines as a result of our research and development efforts.

COMMERCIAL DIAGNOSTIC TESTING

In the event that we are able to develop assays for the detection of diseases in animals, we intend to establish a series of diagnostic testing laboratories geographically proximate to the primary sources of individual diseases and/or according to specific available operating efficiencies. The specific number of labs to be built and operated will be based on assay demand (demand facilitated by the number of specific disease assays GeneThera develops), our ability to obtain the capital to build the labs, and our ability to successfully manage them from our principal office. As of the date of this filing, we are in negotiation to establish a diagnostic testing laboratory outside of our Colorado facility.

LICENSING

Through our third division, Licensing, we intend to manage the marketing and sale of the vaccines developed by GeneThera's Research & Development division. As GeneThera does not intend to be a vaccine manufacturer, we plan to use our Licensing division to license the technology related to any vaccines that may be developed and to manage the revenue potential available from the successful development and validation of specific vaccines. We cannot provide any assurance that we will develop any vaccines or that, if they are developed, we will be able to license them successfully or that any such license will produce significant revenues.


R&D SERVICES

Molecular, Cellular, Viral Biology Research, and Consulting Services. We intend to provide independent research services to scientists in academia, the pharmaceutical industry, and the biotechnology industry. Primarily, GeneThera's expertise focuses on technology relevant to animal and human immunotherapy. These services are backed by the cumulative experiences of greater than 50 years of research and development in both government and industry by GeneThera's senior scientists. The non-executive employee that makes a significant contribution to our research and development services is Henry Wei. GeneThera intends to develop a commercial-scale implementation of Adenovector Purification Process to support R&D material production. Furthermore, GeneThera intends to evaluate and test commercially available expression vectors and incorporate them into its vector repertoire. These technologies are well established within the repertoire of GeneThera's scientific staff. WE cannot provide any assurance, however, that we will be able to successfully offer these services or that, if offered, we can provide them profitably/

            Research & Development Services:

                       Molecular Biology:

Synthetic cDNA Construction
Prokaryotic Expression Vector Construction & Development
E.  coli Expression Strain Evaluation
Pilot Scale Fermentation
Mammalian Expression Vector Construction & Development
Baculovirus Expression
Protein Isolation
Protein Engineering: Complement Determining Region Conjugated Proteins Monoclonal Antibody Production Chimerization & Humanization
Vector design for Prokaryotic Expression of Antibody Fragments (Fab) and Single Chain Antibody (ScFv)

Pilot Scale-up Development

Process Purification & Characterization
Assay Development & Quality Control Pharmaceutical Dosage and Formulation

            Molecular Biology Potential Agreement Structure

Stage I

cDNA Construction & Expression Vector Development Stage
A specific gene sequence is cloned in an expression vector and screened by restriction enzyme analysis

Stage II

The expession vector is grown into bacteria and the protein produced is purified by chromatography techniques

Stage III

Assay for the protein stability and activity

Stage IV

Quantitation of protein yield per each cell line used for protein expression

Stage V

Experimental animal model development for determination of proper biological active concentration and stability and determination of proper storage.

                    Gene Therapy Testing Services. GeneThera offers GLP testing programs for somatic cell, viral and naked DNA-based gene therapies. Our scientists have over eight years experience in providing fully integrated bio-safety testing programs for the cell and gene therapy fields and have supported a number of successful BLA and IND applications. To date, the Company has not generated any revenues with regard to these services, and there is no assurance that we will generate any revenues from such services.

                    Replication-Competent Viral Vector Testing. Sensitive in vitro cell culture assays are used to detect replication-competent retroviruses or adenoviruses. GeneThera can work with clients to provide custom replication-competent virus detection assays for the particular vector construct.

                    Complete Somatic Cell and Viral Vector Packaging and Producer Cell Line Characterization. GeneThera offers all of the assays mandated by regulatory authorities worldwide for the bio-safety analysis and characterization of cells and cell lines used in gene therapy products.

                    Vector Stock Characterization. Custom purity and potency testing is available for gene therapy viral ector stocks.

                    Vector Purification Process Validation for Viral Clearance. Most biopharmaceuticals require viral clearance studies to validate the removal of potential contaminants, such as those from bovine components or from helper viruses (adenovirus in AAV production). GeneThera can provide custom design and performance of viral studies for various vector purification processes.

                    Custom Bio-safety Testing Programs for Somatic Cell, Ex Vivo Cell, and Tissue Therapies. GeneThera can guide our clients through the unique process of designing and implementing a bio-safety testing program that meets the needs of each specific project.

                    GeneThera is currently seeking contracts for these services. There is no assurance that any contracts will be signed or that the company will generate significant revenues or profits from any such contracts.

BUSINESS MODEL

            Summary. GeneThera's animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEATM) with PURIVAXTM, its system for analyzing large-scale DNA sequencing. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today -- all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

            To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America. The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003. GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but which has been in Europe for many years. The Field Collection Systems are available for purchase from the Company. Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE). Diagnostic assays for E.coli O157:H7 and Johnne's Disease are in the final stages of development.

            The Company, through GeneThera, is also developing vaccines for Chronic Wasting Disease and E.coli O157:H7. The Company will need the approval of the USDA before the vaccines can be manufactured or sold. The approval process for animal vaccines is time-consuming and expensive. We anticipate that such approval, if it is obtained, may require more than $5 million and may require more than two years for each vaccine for which approval is sought. Currently we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all. In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera's integrated technology platform is the foundation for "fast-track" rDNA vaccine development. At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnnes disease. Both vaccine developments are in the "in Vitro" stage. We expect to initiate experimental animal studies for Johnnes in the next 2-3 months. A longer time frame (6-8 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GEA TM and PURIVAX TM rAD and rAAV systems. This integrated technology platform yields fast-track vaccine development. Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24. The cost to bring these vaccines to market is $2-5 Million from start to finish. There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market. The GEA TM applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GEATM assays, vaccine efficacy can be measured in real time. This means not having to wait for the antibody response to measure how well the vaccine is working. F-PCR allows effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s). The more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GEATM SYSTEM

            GEATM is a proprietary assay development system. GEA was developed in 2001. To date the system has been used to develop our TSE molecular assay. GEA is a gene expression system to be used solely in our laboratory .The core of GEATM is Fluorogenic Polymerase Chain Reaction technology (F-PCR). GeneThera solves the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are fully integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system. This system results in minimal intervention and no post-PCR manipulation. GEA is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). To perform GEA, specific laboratory equipment is needed. This involves some substantial initial costs to set up the laboratory operations. However, the use of F-PCR represent a great advantage over other available systems because of its greater sensitivity, speed and accuracy.

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


PURIVAXTM TECHNOLOGY

            GeneThera has developed a large-scale process for highly purified and high viral titer Adenovirus and AAV recombinant vectors. This technology enables GeneThera to develop Adenovirus and AAV based recombinant DNA vaccines for veterinary diseases and food pathogens.

            GeneThera's PURIVAXTM is a multi-resin anion exchange chromatography system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors. PURIVAXTM is intended to completely eliminate toxic side effects associated with adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines. Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful tool for an innovative vaccine design process known as "genetic immunization."

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

            This is the significance of GeneThera's PURIVAX TM, rAD and rAAV system for rDNA vaccine development. Succinctly stated, it is designed to be able to achieve both high purity and high viral titer (up to 10e16 viral particles/eulate) based on its proprietary multi-resin anion exchange chromatography system. GeneThera believes that biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.


FIELD COLLECTION SYSTEM

GeneThera's Field Collection System (FCS) is a commercial product designed to permit a standardized manner for drawing, stabilizing and handling blood samples intended for GeneThera's diagnostic assay testing. Each package is referred to as a "System" because it is just that. There are two different FCS packages: one for hunters and one for breeders or ranchers. GeneThera's FCS is designed to be an easy-to-use method of gathering blood samples from harvested or domesticated animals. It ensures consistency of samples as well as increased assurance of each sample's integrity. The Field Collection System was developed in the middle of 2002. We are currently marketing this system as a "marketing trial". A very limited number of sales has been achieved to date (less than 15 units).


            Common to each FCS are two test tubes, each containing a separate reagent. The process, as described in the packaging, ensures that each individual sample of blood will be stabilized, thereby increasing the integrity of that sample for diagnostic testing. Additionally, this common method of receiving blood samples at the GeneThera laboratory (ies) increases the efficiency of handling the volume of samples received. We believe this will enable us to provide a fast, efficient process, capable of posting results within 24 hours of receipt at a low cost to the consumer. GeneThera must do all testing using the FCS and no third parties can test the blood collected. The Company is currently offering the FCS for hunters, breeders, or ranchers directly through the Company on a limited basis. The Company intends to begin a marketing campaign through the addition of key personnel to achieve higher volumes of sales for the FCS. The Company projects that no capital will be needed to hire the additional personnel as they will be hired on a strictly commission based.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $11,861.01 as of September 30, 2004. It is estimated that it will require outside capital for the year 2005 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. As discussed in this filing, the Company has raised $1,263,900 through Convertible Notes to certain individuals in late 2003 and 2004. All of these individuals have converted as of the date of this filing. Currently the company is in discussions with two groups to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan. Specifically, we will need to increase our marketing plans to the dairy cattle industry as a result of the acquisition of VDx. We will need to hire additional scientists and technical personnel to meet the anticipated demand of our tests by the dairy industry. Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $1,200,000. We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both. We have raised an aggregate of approximately $1,263,900, through the issuance of promissory notes convertible to our common stock to certain individuals in 2003 and 2004. As of the date of this Report, all $1,263,900 has been converted into shares of our common stock.

            Our longer-term working capital and capital requirements will depend upon numerous factors, including revenue and profit generation, pre-clinical studies and clinical trials, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, collaborative arrangements. Additional capital will be required in order to attain such goals. Such additional funds may not become available on acceptable terms and we cannot give any assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

CONVERTIBLE NOTES

            To relieve our cash flow crisis, we have issued convertible promissory notes, in the aggregate principal amount of $1,263,900, to certain individuals.

            On December 12, 2002, we issued a convertible promissory note bearing interest at the rate of 8% per annum in the principal amount of $50,000 to Fidra Holdings, Ltd. due 180 days after issuance. The holder of the note is entitled to convert the principal amount of the note at the rate of $.50 per share. As of June 30, 2004, the principal amount of that note has not been converted. This note was assigned to The Regency Group on October 13, 2004.

            On December 24, 2002, we issued a convertible promissory note bearing interest at the rate of 8% per annum in the principal amount of $10,000 to Jerry A. Ulvestad due 180 days after issuance. The holder of the note is entitled to convert the principal amount of the note at the rate of $.50 per share. As of June 30, 2004, that note has been converted into 20,000 shares.

            On December 27, 2002, we issued a convertible promissory note bearing interest at the rate of 8% per annum in the principal amount of $1,000 to Michael Abbondanza due 180 days after issuance. The holder of the note is entitled to convert the principal amount of the note at the rate of $.50 per share. As of June 30,2004, that note has been converted into 2,000 shares.

            On January 12, 2003,we issued a convertible promissory note bearing interest at the rate of 8% per annum in the principal amount of $120,000 to John Taggart. The holder of the note is entitled to convert the principal amount of the note at the rate of $0.50 per share. An aggregate amount of $36,900 was raised under this note. As of June 30, 2004, the note has been converted into 80,000 shares per a settlement agreement entered into with Mr. Taggart on October 1, 2003.

            On May 16, 2003,we issued a convertible promissory note bearing interest at the rate of 8% per annum in the principal amount of $60,000 to Richard Reinisch due 180 days after issuance.. The holder of the note is entitled to convert the principal amount of the note at the rate of $0.25 per share. As of March 31, 2004, the note was converted into 240,000 shares of common stock.

            Between May 17, 2003 and September 19, 2003, we issued convertible promissory notes bearing interest at the rate of 8% per annum in the aggregate principal amount of $215,000 to L&B Charitable Trust, Edward and Mary Coyne, Edward B. Coyne, Christopher Ferry, Dimitrios I. Gountis, George Mastrokostas, Nikolaos Tripodis, Melvin Wentz, William Rozakis, Tom and Sunny Garrett, and Michael Mueller. The holders of the Notes are entitled to convert the principal amount of the notes at the rate of $0.50 per share. As of March 31, 2004, the notes have been converted into 436,926 shares of common stock which included $3,463 interest also convertible at $0.50 per share.

            Between October 2003 and February 2004,we issued 2 separate convertible promissory notes bearing interest at the rate of 8% per annum in the aggregate amount of $745,000 to those shareholders denoted with an asterisk in the Selling Shareholders table, Kim Koratsky, and Ralli Mottar with a maturity date of one year from the date of their issuance. The holders of the notes are entitled to convert the principal amount of the note at the rate of $1.00 per share. All $745,000 has been converted.. The notes of Mr. Koratsky and Mr. Mottar were assigned to Mark Kengott on October 6, 2004 and converted into 17,000 shares.

            In May 2004, we issued an aggregate of $98,000 in principal amount of promissory notes in a private offering to Mark Kengott, I.Thomas and Barbara
G. Uskup, and Donald and Joyce Guillaume . The notes bear interest at the rate of 6% per annum and mature 6 months after their date of issuance. The holders of these notes are entitled to convert the principal amount of the notes to shares of our common stock at the rate of $1.00 per share. As of June 18, 2004, the principal amount of all of these notes was converted into 98,000 shares of our common stock.

            On June 23 2004, we issued a promissory note in the principal amount of $25,000 in a private offering to Monte B. Tobin. The note bears interest at the rate of 6% per annum and matures 6 months after its date of issuance. The holder of this note is entitled to convert the principal amount of the note to shares of our common stock at the rate of $0.75 per share. As of June 25, 2004, all $25,000 in principal amount this note was converted into 33,333 shares of our common stock.

         In August 2004, we issued a promissory note in the principal amount of $23,000 in a private offering to Mark Herzog, John Marx, Cyndi Ralph, Marvin Newton, and Ralph Lueders . The note bears interest at the rate of 6% per annum and matures 6 months after its date of issuance. The holder of this note is entitled to convert the principal amount of the note to shares of our common stock at the rate of $1.00 per share. As of August 15, 2004, all $23,000 in principal amount this note was converted into 23,000 shares of our common stock.



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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings.
There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

LEGAL MATTERS

            On or about August 5, 2004, the prior Chief Operating Officer of the Company, Gary Langstaff, the former President of the Company, Nick Wollner, and Springloose.com,LLC, of which Mr. Langstaff was a member, commenced a civil action against GeneThera, Inc. in the District Court of Jefferson County, Colorado for inspection of corporate records, an accounting and declaratory judgment, and wage claims of approximately $78,000.00. GeneThera, Inc. has not yet responded to the complaint, but anticipates defending all claims and responding with counterclaims.

            On or about August 5, 2004, Sisu Media commenced a civil action against GeneThera, Inc. in the District Court of Jefferson County, Colorado for breach of contract for recovery of damages in the approximate amount of $60,000.00. GeneThera, Inc. has not yet responded to the complaint, but anticipates defending all claims and responding with counterclaims.


Item 2.     Changes in Securities

None.

Item 3.     Defaults upon Senior Securities

No defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of September 30, 2004.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 10-QSB.

(A)       Financial Statements

          Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-QSB.

(B)       Exhibits

            99.1     Certification of the President and Chief Executive Officer

            99.2     Certification of the Chief Financial Officer

                                  Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 15th day of November, 2004.

                                   GENETHERA, INC.

                                   By:      /s/ Antonio Milici
                                      --------------------------------
                                   Name:   Antonio Milici
                                   Title:  President and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on November 15, 2004:

SIGNATURE                                         TITLE(S)

/s/ Antonio Milici                                President, Chief Executive Officer and Director
---------------------------
Antonio Milici                                    (principal executive officer)


/s/ Steven M. Grubner                             Chief Financial Officer and Director
---------------------------
Steven M. Grubner                                 (principal financial and accounting officer)
         *                                         Director
---------------------------
Thomas Slaga

         *                                        Director
---------------------------
Richard Bryans


* By:             /s/ Steven M. Grubner
         -----------------------------------
                  Steven M. Grubner
                  Attorney-in-Fact

                                 CERTIFICATIONS

I, Antonio Milici, Chief Executive Officer of GeneThera, Inc. (the "Registrant"), certify that;

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

Date: November 15, 2004
By: /s/ Antonio Milici
---------------------------
Antonio Milici, M.D., Ph.D.
Chief Executive Officer

                                 CERTIFICATIONS

I, Steven M. Grubner, Chief Financial Officer of GeneThera, Inc. (the "Registrant"), certify that;

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

Date: November 15, 2004
By: /s/ Steven M. Grubner
---------------------------
Steven M. Grubner
Chief Financial Officer

                         CONSENT OF INDEPENDENT AUDITORS


Board of Directors
GeneThera, Inc.
Wheat Ridge, Colorado

We consent to the incorporation by reference of our Independent Auditors' Report dated November 15, 2004 on the financial statements of GeneThera, Inc. for the quarter ended September 30, 2004.

/s/ Kantor, Sewell & Oppenheimer.
CERTIFIED PUBLIC ACCOUNTANTS

Hollywood, Florida
November 15, 2004.