Form 10KSB
period 2004-12-31
GENETHERA INC
filed 2005-03-31
CIK 1017110

FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

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

Yes |X| No | |

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

State the issuer's revenues for its most recent fiscal year: $25,496

State the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of February 28, 2005 was $8,148,438.

State the number of shares outstanding as of the issuer's common stock as of March 31, 2005 was 20,671,406.

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

For the fiscal year 2004 the Company had two subsidiaries, GeneThera, Inc., a Colorado corporation,("GeneThera"), and VDx, Inc.("VDX"), a Wisconsin Corporation. GeneThera's business is based on its Integrated Technology Platform
(ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA(TM)) with PURIVAX(TM), its system for analyzing large-scale DNA sequencing. A manufacturer and distributor of veterinary diagnostic equipment and tests, VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. VDx has already made a significant impact within the dairy cattle industry with their NEFA test and nutritional supplement program to maximize output for the dairy farmer. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving.

The Company is a biotechnology company that, through GeneThera, develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

GeneThera, Inc. was considered to be in the development stage for the year ended December 31, 2004, and the accompanying comparative financial statements represent those of a development stage company for that year. Activity during the development stage included organization of the Company, and implementation and revision of our business plan.

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

VDx, Inc.

In September 2004, the Company acquired Vdx, Inc., a manufacturer and distributor of veterinary diagnostic equipment and tests, VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving.

Product Selection and Supply

VDX does not have any long term supply contracts with the manufacturers of our products. We believe that virtually all of the products we offer are available from several sources and have not experienced any inability to obtain products in the past.

Distribution

VDX distributes its products through a sales force of independent distributors and direct sales. The Company does not rely on any one customer or a few major customers for a significant part of its revenues.


Product Liability Insurance

VDX, like other distributors and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. VDX does not currently have product liability insurance for these products. VDX requires that each of our suppliers provide the Company with certificates of insurance evidencing policies of product liability insurance that are adequate in scope and amount based upon industry standards. Nevertheless, such policies of insurance do not extend such coverage to the Company and the Company's agreements with such suppliers do not provide indemnification by the suppliers of any losses incurred by the Company arising out of any product liability claims.


Employees

As of February 28, 2005, the Company had a total of five (5) full-time employees and three (3) part-time employees who devote substantial effort on the Company's behalf. None of the employees of the Company are represented by a collective bargaining unit.

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


Item 2. Description of Property

We lease a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033. The lease expires in January 2006 and the rent is $5,235.26 per month. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. Currently we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.


Item 3. Legal Proceedings

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages equal to the contract price or the reasonable value of services it claims to have performed. Plaintiff seeks approximately $61,000.00 plus the value of 14,706 shares of common stock in the Company, plus costs, interest, attorney's fees in amounts to be determined at trial. The Company believes that the plaintiff's claims have no merit and will defend the claims. The Company has filed its answer denying the claims and has asserted a counterclaim that Sisu Media aided and abetted a breach of fiduciary duty by a third party, Gary Langstaff, with damages to be determined at trial. A three-day jury trial is set to begin on June 21, 2005. The case is currently in the discovery stage.

On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000.00 and $18,000.00 respectively, plus costs, interest, expert fees and attorney's fees in amounts to be determined at trial. GeneThera has denied the claims and filed a counterclaim for breach of fiduciary duty by both Langstaff and Wollner causing unspecified damages, which include the expense of defending this action and the action involving Sisu Media in the same jurisdiction. A four-day trial to the court is set to begin July 26, 2005. The case is currently in the discovery stage.

CIT Technology Financing Services, Inc. has sued the Company in Jefferson County District Court seeking approximately $28,000 as the alleged past due balance of an equipment lease, plus interest, costs and attorney fees. The Company has denied the claim and filed a counterclaim for recovery of treble damages plus costs and attorney fees for theft against the plaintiff based upon the conduct of plaintiff's designated collections agent. Colorado has recently instituted an electronic filing system in the courts for the filing of pleadings. Because of an error in this system, the plaintiff CIT was able to obtain a default judgment against the company. The company has filed a motion to set aside the default and believes it will be granted. The court has not yet ruled upon the motion. The company's counsel and CIT's counsel have initiated settlement discussions.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                    PART II.

Item 5. Market For Common Equity And Related Shareholder Matters

Our common stock currently trades on the Over The Counter Bulletin Board under the symbol GTHA. The following sets forth the range of high and low bid quotations for the periods indicated as reported by AlphaTrade. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.


            Year           Quarter              High               Low
 ------------------- ------------------- ----------------- -----------------

          2004                Fourth           $1.94            $ 0.88
                              Third             1.60              0.70
                              Second            2.85              0.90
                              First             4.39              2.05

          2003                Fourth            3.42              1.55
                              Third             2.40              0.89
                              Second            1.70              0.35
                              First             1.55              0.60

          2002                Fourth            3.10              0.95
                              Third             3.48              1.00
                              Second            2.325             0.70

         *Source AlphaTrade

      There are no restrictions on the payment of dividends. We have paid no dividends to date and none are anticipated. There were approximately 138 record holders of common stock as of March 1, 2005.

      DIVIDENDS

      We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation


      You should read the following discussion of our results and plan of operation in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this prospectus. Statements in this Management's Discussion and Analysis or Plan of Operation that are not statements of historical or current objective fact are "forward-looking statements."

      OVERVIEW

      We are a development stage company (as such term is defined by the Securities and Exchange Commission ("SEC") and Generally Accepted Accounting Principles) and have had negligible revenues from operations in the last two years. As a development stage company, our research and development expenditures have not been capitalized as of this date.

      We have developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. E.coli (predominantly cattle) and Johnne's disease (predominantly cattle and bison) diagnostics are in development. With the acquisition of VDx, Inc., we have a commercial non-essential fatty acid, or NEFA, test currently available. We are also working on vaccine solutions to meet the growing demands of today's veterinary industry and tomorrow's agriculture and healthcare industries. The Company is organized and operated both to continually apply its scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

      We are engaged primarily in research and development activities. We have not generated significant operating revenues, and as of December 31, 2004 we had incurred a cumulative net loss from inception of $10,540,830. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

      Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2004. For the years ended December 31, 2004 and 2003, our operating losses were $5,755,754 and $3,080,740 respectively. Our current liabilities exceeded current assets by $898,402 and $1,268,620 for the years ended December 31, 2004 and 2003, respectively. Currently, we have minimal revenues generated from operations, and, as of December 31, 2004 we have an accumulated deficit of $23,244,384.

      Although we recently completed an equity financing with gross proceeds of approximately $1.1 million, we will require significant additional funding in order to achieve our business plan. We believe that our current cash needs will be able to sustain our proposed operations for 8-10 months. Over the next 18 months, in order to have the capability of achieving our business plan, we believe that we will require at least $1,200,000 in additional funding. We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both. At this time, we have no commitments for additional capital funds. Moreover, depending on the development and activities of our business, and unforeseen and unanticipated events in our business, we may require additional funding over the next twelve to eighteen months to develop our business. This amount may exceed an additional $1,000,000 depending on cost involved in the further development and commercialization of our products. In such event, we may need immediate additional funding. Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors. Our inability to raise capital could impair our ability to implement our business plan and may ultimately force us to cease operations.

      Over the next 12 months, we do not expect any significant purchases or sales of plant or equipment or any significant changes in the number of our employees or any off-balance sheet arrangements that will have any current or future effect on our financial condition. Over the next 12 months, we have contractual obligations of $137,103, primarily related to equipment, vehicles and rent. These obligations total $373,538 over the next five years.

      Over the next 12 months, we expect to spend a significant amount of our capital on research and development activities relating to development and vaccine design/development. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. To date, we have introduced our diagnostic solution for Chronic Wasting Disease and Mad Cow Disease on a very limited basis. We anticipate that significant funds will be spent on research and development throughout the life of the Company, as this is the source for new products to be introduced to the market. Our plan is to seek new innovations in the biotechnology field. We may not be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, we may be unable to successfully commercialize them or earn profits from sales of those assays. Furthermore, we may not be able to design, develop, or successfully commercialize any vaccines as a result of our research and development efforts.

      RECENT DEVELOPMENTS

      On September 20, 2004, we closed on the acquisition of VDx, Inc., a Wisconsin corporation. VDx will be run as a wholly owned subsidiary of the Company. A manufacturer and distributor of veterinary diagnostic equipment and tests, VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. VDx has already made a significant impact within the dairy cattle industry with their NEFA test and nutritional supplement program to maximize output for the dairy farmer. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving. We are currently in the process of integrating VDx's operations into those of the Company. We may not achieve the desired benefits from the acquisition of VDx.

      On November 1, 2004, we entered into a Stategic Alliance Agreement with G. Gekko Enterprises pursuant to which G. Gekko Enterprises will assist the Company in identifying potential distributors and/or licensees and securing suitable agreement with such parties. In exchange for such services, the Company issued
G. Gekko Enterprises 325,000 shares of its common stock. In addition, on November 8, 2004, we sold 175,000 shares of our common stock to G. Gekko Enterprises for an aggregate consideration of $250,000. The proceeds of such sale will be used for working capital purposes.

      On January 18, 2005, we issued 11,000 shares of our Series A Preferred Stock to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (the "Purchasers"), for $100 per share, or an aggregate of $1,100,000. We also issued warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share, in consideration for the aggregate proceeds of $1,100,000 to the Purchasers and Mercator Advisory Group, LLC, an affiliate of the Purchasers. The warrants became exercisable on January 18, 2005 and are exercisable for three years from their date of issuance. We paid a due diligence fee of $88,000 and legal expenses of $10,000 to Mercator Advisory Group, LLC.

      In March 2005, we entered into a consulting agreement with 0711005 B.C. Ltd (the "Marketing Consultant") pursuant to which the Marketing Consultant agreed to provide us with certain marketing and public relations services in exchange for the issuance of 1,375,000 shares of our common stock. These shares had a market value of approximately $1,430,000 on the date of issuance, which our board determined to be a reasonable amount for the marketing and public relations services to be provided by the Marketing Consultant.

      In February 2005, we hired Thomas M. Muenzberg as our Chief Operating Officer. Prior to joining GeneThera, Mr. Muenzberg served in Small Business Commercial Lending Services for Key Bank, N.A. from April 2003 until June 2005. Mr. Muenzberg provided Private Client Group Consulting at TM Financial Group, LLC from July 2001 to April 2003. He also worked at Charles Schwab & Co., Inc. from March 2000 to July 2001.

      RESULTS OF OPERATIONS

      Fiscal Year Ending December 31, 2004 Compared to Fiscal Year Ending December 31, 2003

      Personnel and professional expenses (consulting and professional fees and salaries) increased to $1,654,650 for the fiscal year ending December 31, 2004 from $890,829 for the year ending December 31, 2003. Comparing the year ended December 31, 2004 to the year ended December 31, 2003, expenses grew to $4,490,434 from $2,698,284. Further development of our management team, as well as increased professional, legal, and consulting fees incurred as part of the VDx acquisition and preparation of our periodic and other filings with the Securities and Exchange Commission also increased expenses in 2004.

      We recorded a net loss of $5,755,754 for the year ended December 31, 2004 compared to $3,080,740 for the year ended December 31, 2003.

      LIQUIDITY AND CAPITAL RESOURCES

      We had a cash balance of $7,402 as of December 31, 2004 and a cash balance of $-0- as of December 31, 2003. As of January 31, 2005, we had a cash balance of $827,366 as a result of the sale of our Series A Preferred Stock to the Purchasers on January 18, 2005. Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations. We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

      Since we completed the reverse merger with Hand Brand Distribution, Inc., we have financed our operations, in large part, by private placements of our common and preferred stock and promissory notes convertible into our common stock. We have raised an aggregate of $2,613,900 through such sales, including the sale of approximately $1.1 million of our preferred stock in January 2005.

      Despite our recent equity financing completed in January 2005, we will require significant additional funding in order to achieve our business plan. Specifically, we intend to spend significant funds on validating and testing our products, seeking necessary regulatory approvals and focusing on international expansion. Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $1,200,000. We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both. We raised an aggregate of $1,113,050 through convertible notes to certain individuals in late 2003 and 2004. Of this amount, $1,096,050 in notes has been converted into 1,545,257 shares of our common stock and $19,000 in notes has not yet been converted. We may not be able to secure the financing that we believe is necessary to implement our strategic objectives, and even if additional financing is secured, we may not achieve our strategic objectives. As of the date of this prospectus, we do not have any firm commitments from any investors for any additional funding.

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

      CRITICAL ACCOUNTING POLICIES

      In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition or Plan of Operation. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the

Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this prospectus and our previously filed Annual Report on Form 10-KSB for the year ended December 31, 2003; however, we believe that none of them is considered to be critical.

      RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which establishes revised standards for accounting for business combinations, eliminating the pooling method, and providing new guidance for recognizing intangible assets arising in a business combination. Additionally, SFAS No. 141 requires more prominent and more frequent disclosures in financial statements about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on our financial position, results of operations or liquidity.

      SFAS 142, Goodwill and Other Intangible Assets provides guidance on accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on April 1, 2002 did not have a material effect on our financial position, results of operations, or liquidity.

      SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets provides implementation guidance regarding when and how to measure an impairment loss, and expands the presentation to include a component of an entity, rather than strictly a business segment. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on April 1, 2002 did not have a material effect on our financial position, results of operations or liquidity.

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") was issued in May 2003. This statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. It requires that many financial instruments previously classified as equity now be classified as a liability (or an asset in some circumstances). These financial instruments are as follows: a financial instrument issued in the form of shares that is mandatorily redeemable -- that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur; a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following: a) a fixed monetary amount known at inception, for example, a payable settleable with a variable number of equity shares; b) variations in something other than the fair value of equity shares, for example, a financial instrument indexed to the S&P 500 and settle able with a variable number of equity shares; c) variations inversely related to changes in the fair value of equity shares, for example, a written put option that could be net share settled. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on our operating results, financial position, or liquidity.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under Financial Accounting Standards Board ("FASB") Statement 128," Issue 03-6 requires the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends of the company. This change in computational methods had no impact on earnings per share for any period in fiscal 2004 or any prior period. However, this change is likely to impact earnings per share in fiscal 2005 as our Series A Preferred Stock contains a mandatory monthly dividend.

      In September 2004, the EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective in the periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. We do not anticipate that the adoption of EITF 04-8 will impact our earnings per share.

      On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No.123. SFAS No. 123(R) supersedes APB No.25, and amends SFAS No.95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No.123(R) must be adopted no later than July 1, 2005. We expect to adopt SFAS No.123(R) in the third quarter of 2005. SFAS No.123(R) permits companies to adopt its requirements using one of two methods:

      1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No.123(R) for all share-based payments granted after the effective date and
(b) based on the requirements of SFAS No.123 for all awards granted to employees prior to the effective date of SFAS No.123(R) that remain unvested on the effective date.

      2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFASNo.123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      We are still assessing the appropriate transition method.

      As permitted by SFAS No.123, we currently account for share-based payments to employees using the APB No.25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No.123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. Statement No.123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises.

                                    BUSINESS

      OVERVIEW

      GeneThera, Inc., a Florida corporation, was formerly known as Hand Brand Distribution, Inc., and was incorporated in November 1995, under the laws of the State of Florida. Up until 2002, GeneThera, Inc. was a private Colorado corporation ("GeneThera Colorado"). The Board of Directors at that time determined it would be in the best interests of the Company to become a publicly traded company in order to facilitate the business goals and objectives of the Company. That led to negotiations with the Board of Hand Brand Distribution to effect a reverse acquisition. The negotiations were on an "arms-length" basis at the time and resulted in the reverse acquisition being completed in October of 2003 with the distribution of shares to Dr. Milici for the acquisition from him of GeneThera, Inc. A total of 9,270,000 (after 2:1) shares were issued as consideration for the sale of the private corporation. GeneThera received all the assets of GeneThera Colorado including all laboratory equipment, laboratory supplies, research and development, processes, and intellectual property. The Company acquired Family Health News as a wholly owned subsidiary as an asset and no liabilities. Family Health News was subsequently disposed of in October 2003. In September 2004, the Company acquired Vdx, Inc., a manufacturer and distributor of veterinary diagnostic equipment and tests, VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving. We have been in the development stage since the formation of GeneThera Colorado in 1999 and have spent approximately 5 million dollars on the research and development activities.

      We are a biotechnology company that develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health. We are in the development stage and have not generated significant revenues since our organization. GeneThera's business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA TM) with PURIVAX TM, its system for analyzing large-scale DNA sequencing. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today -- all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

      To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America. The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003. GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but which has been in Europe for many years. Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE). We received oral indication from the Director of National Veterinary Services that the USDA would cooperate with us to validate our test and vaccine on January 6, 2004. Per his request, we sent a detailed proposal on January 7, 2004 to the USDA in order to validate our live blood test for Mad Cow Disease and Chronic Wasting Disease as well as our currently under development vaccine for these diseases. We received no further response to our proposal. The USDA has since denied us the opportunity to work along side them in order to validate our live blood test for Mad Cow Disease and Chronic Wasting Disease without giving us any reason. Diagnostic assays for E.coli O157:H7 and Johnne's Disease are in the final stages of development. Vaccines for Chronic Wasting Disease and E.coli O157:H7 are in advanced stages of development. We are not currently in any regulatory or clinical trials for any of the tests we have developed to date. Development of the CWD test and the Mad Cow test are completed and we anticipate that the tests will require only minimal costs of development going forward. We believe that estimated costs to do a clinical trial for each of these will be minimal as we are currently in negotiation with strategic testing partners that we anticipate will absorb these costs.

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

      We are also developing vaccines for Chronic Wasting Disease and E.coli O157:H7. The Company will need the approval of the USDA before the vaccines can be manufactured or sold. The approval process for animal vaccines is time-consuming and expensive. We anticipate that such approval, if it is obtained, may require more than $5 million and may require more than two years for each vaccine for which approval is sought. Currently we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all. In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

      Though the Company had commercialized one product in late 2003, we have derived minimal revenues to date from the sale of our products or services. In 2003, we recorded revenues from our subsidiary Family Health News up until divesture of the subsidiary on October 1, 2003. After October 1, 2003, no revenues from Family Health News were recorded as income by GeneThera.

      INTEGRATED TECHNOLOGY PLATFORM (ITP)

      GeneThera's integrated technology platform is the foundation for "fast-track" rDNA vaccine development. At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnne's disease. Transmissible Spongiform Encephalopathies (TSE) is a group of invariably fatal neurodegenerative diseases that include Scrapie in sheep, Bovine Spongiform Encephalopathy (BSE) in cattle, Chronic Wasting Disease (CWD) in elk and deer, and Kuru Disease and variant Creutzfeld-Jacob disease( vGCD) in humans. The pathological effects of the disease occur predominantly in the CNS (central nervous system) where the predominant hallmark is accumulation of an abnormally folded isoform of the prion protein (PrPsc). Johnne's disease is a chronic debilitating infectious disease of ruminants, characterized by weight loss and, particularly in cattle, by profuse diarrhea. The casual agent is a bacterium, Mycobacterium avium subspecies paratubercolosis. Infected animals may show no sign of the disease until years after the initial infection. Johnne's is a slow, progressive disease with worldwide distribution.

      Both vaccine developments are in the "in Vitro" stage. We expect to initiate experimental animal studies for Johnne's disease in the next 2-3 months. A longer time frame (6-8 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GEA TM and PURIVAX TM rAD and rAAV systems. This integrated technology platform yields fast-track vaccine development. Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24. We estimate that the cost to bring these vaccines to market is $2-5 million. There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market. The GEA TM applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GEATM assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working. F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s). We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

      GEATM SYSTEM

      GEATM is a proprietary assay development system. GEA was developed in 2001. To date the system has been used to develop our TSE molecular assay. GEA is a gene expression system to be used solely in our laboratory and will not be marketed for commercial sale. The core of GEATM is Fluorogenic Polymerase Chain Reaction technology (F-PCR). GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system. This system results in minimal intervention and no post-PCR manipulation. GEA is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). Fluorogenic PCR (F-PCR) is a 5' nuclease assay based on a sequence specific hybridization between a nucleic acid target and a fluorogenic probe complementary to the target sequence. The probe consists of an oligonucleotide with a reporter and quencher dye attached. Due to the unique design of the fluorogenic probe the 5'-3' nuclease activity of the Taq Polymerase allows direct detection of PCR products by the release of the fluorogenic reporter during PCR. The reporter and the quencher dye are linked to the 5' and 3' end of the probe. A fluorescent reporter dye such as FAM (6-carboxyfluorescein) is covalently linked to the 5' end of the oligonucleotide. Each of the reporters is quenched by TAMRA (carboxytetramethylrhodamine) attached via linker arm that is typically located at the 3' end of the probe. When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence. During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site. The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region hybridizes to the target. The Taq Polymerase does not cleave free probe. After cleavage, the shortened probe dissociates from the target and the polymerization of the strand continues. This process occurs in every cycle and does not interfere with the exponential accumulation of the product. The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated. The specificity of this 5' nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur. Thus the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR. No signal is generated by non-specific amplification.

      To perform GEA, specific laboratory equipment is needed. . This involves some substantial initial costs to set up the laboratory operations. We have performed this substantial set up and are fully operational to perform GEA. We currently have all the specific equipment necessary to further development. However, the use of F-PCR represent a great advantage over other available systems because of its greater sensitivity, speed and accuracy.

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

      GeneThera currently faces limited competition in the use of F-PCR technology and the modular unit concept for commercial testing of either infectious disease in animals or food pathogen contamination. Currently, most labs utilize conventional microbiology, immunological or conventional PCR methods for either veterinary diseases or food pathogen contamination detection. Specific to microbiology and immunological techniques, the drawbacks of these approaches are:

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

      Fluorogenic PCR (F-PCR) attempts to overcome these drawbacks by making it possible for PCR to efficiently test large numbers of samples even when major laboratory facilities are not readily available. A novel methodology, F-PCR allows quantitative and qualitative detection of specific nucleic acid sequences in a sensitive, accurate and rapid fashion.

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

      Equally important, rAd and rAAV are engineered virus genomes that contain no viral gene. One of the key features for rAd and rAAV is their ability to transduce a large variety of cells. However, two technical challenges had to be overcome to fully utilize rAd and rAAV in the development of rDNA vaccines:

      1.    lack of large scale purification system; and
      2.    low viral titer

      Traditional technologies and first generation chromatography processes are limited both in terms of purity and yield. And, due to the limitation of these purification technologies, adequate viral titers cannot be achieved. We believe that the result is that there is currently no efficient system to deliver immuonogenic genetic sequences into cells.

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

      FIELD COLLECTION SYSTEM

      GeneThera's Field Collection System (FCS) is a commercial product designed to permit a standardized manner for drawing, stabilizing and handling blood samples intended for GeneThera's diagnostic assay testing. Each package is referred to as a "System" because it is just that. There are two different FCS packages: one for hunters and one for breeders or ranchers. GeneThera's FCS is designed to be an easy-to-use method of gathering blood samples from harvested or domesticated animals. It ensures consistency of samples as well as increased assurance of each sample's integrity. The Field Collection System was developed in the middle of 2002. We are currently marketing this system as a "marketing trial". A very limited number of sales has been achieved to date (less than 25 units).

      Common to each FCS are two test tubes, each containing a separate reagent. The process, as described in the packaging, ensures that each individual sample of blood will be stabilized, thereby increasing the integrity of that sample for diagnostic testing. Additionally, this common method of receiving blood samples at the GeneThera laboratory(ies) increases the efficiency of handling the volume of samples received. We believe this will enable us to provide a fast, efficient process, capable of posting results within 24 hours of receipt at a low cost to the consumer. We require that all testing using the FCS must be done by GeneThera and no third parties can test the blood collected. The Company is currently offering the FCS for hunters, breeders, or ranchers directly through the Company on a limited basis. The Company intends to begin a marketing campaign through the addition of key personnel to achieve higher volumes of sales for the FCS. The Company projects that no capital will be needed to hire the additional personnel as we intend to hire such personnel on a strict commission basis.

      RESEARCH AND DEVELOPMENT SERVICES

      Molecular, Cellular, Viral Biology Research, and Consulting Services. We intend to provide independent research services to scientists in academia, the pharmaceutical industry, and the biotechnology industry. Primarily, we focus on technology relevant to animal and human immunotherapy. Our services are supported by more than 50 years of cumulative experience in research and development for both government and industry by GeneThera's senior scientists. We intend to develop a commercial-scale implementation of Adenovector Purification Process to support R&D material production. Furthermore, we intend to evaluate and test commercially available expression vectors and incorporate them into our vector repertoire. These technologies are well established within the repertoire of GeneThera's scientific staff. We cannot provide any assurance, however, that we will be able to successfully offer these services or that, if offered, we can provide them profitably.

      We intend to offer the following research and development services.

      Molecular Biology services consisting of:

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

      Molecular Biology Potential Agreement Structure, which refers to the following stages or options available to a potential customer interested in developing a gene/protein expression system for research purposes.

      Stage I--cDNA Construction & Expression Vector Development Stage in which a specific gene sequence is cloned in an expression vector and screened by restriction enzyme analysis.

      Stage II in which the expression vector is grown into bacteria and the protein produced is purified by chromatography techniques .

      Stage III, Assay for the protein stability and activity in which protein activity is determined by testing the recombinant protein using a specific stabilizing buffer. The recombinant protein is tested against a substrate. The substrate is the target protein that is deactivated by the recombinant protein.

      Stage IV--Quantification of protein yield per each cell line used for protein expression. Each type of cell line responds differently to each recombinant protein. Therefore, various cell lines that express each recombinant protein is tested to determine the recombinant protein yield. Cell lines that express the highest quantity of a specific recombinant protein are then used for large-scale recombinant protein production.

      Stage V--Experimental animal model development for determination of proper biological active concentration and stability and determination of proper storage. A typical animal model is a mouse model. Mice are divided into 2 groups: 1) normal control and 2) mice injected with different concentrations of recombinant protein. The biological activity is determined by immunological assays such as an ELISA test or Western blot analysis.

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

            Replication-Competent Viral Vector Testing. Sensitive in vitro cell culture assays are used to detect replication-competent retroviruses or adenoviruses. GeneThera intends to work with clients to provide custom replication-competent virus detection assays for the particular vector construct.

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

            To date, we have not entered into any agreement for the provision of any of the services described above with any customer. We are currently pursuing agreements to provide some of these services to potential customers. There is no assurance that any agreement will be entered into for the provision of the Company's services or that the Company will generate significant revenues or profits from any such agreement.

      INTELLECTUAL PROPERTY

      We do not own any patents on any of our technology and have not filed any applications for patents in any country. We have only recently engaged a patent law firm to assist us in the review of our technology, namely, PurivaxTM and GEATM, to determine whether it might be patentable. We cannot give any assurance that we will be able to file any patent applications or that, if we file one or more applications for patents, any patents will issue or that, if issued, the claims granted in any such patents will afford us adequate protection against competitors with similar technology.

      We also depend upon the skills, knowledge and experience of our scientific and technical personnel, none of which is patentable. To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection to protect our interests.

      MANUFACTURING

      We do not currently manufacture any products and do not have any facilities capable of manufacturing any products. If we are successful in developing a vaccine for veterinary purposes, we intend to contract with third parties or a collaborative partner to assist with production. We currently do not intend to establish a manufacturing facility to manufacture any products that we may develop. In the event we do decide to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive federal and state regulations applicable to such a facility. In addition, we would be required to apply for a license from the United States Department of Agriculture's Animal and Plant Health Inspection Service to manufacture any such vaccines at such facilities.

      SALES AND MARKETING

      We currently have no sales, marketing, or distribution capabilities, and we do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of any products that we may develop. Our success will depend, in part, on our ability to either (i) enter into and maintain collaborative relationships with third parties for the marketing, sales, and distribution of products that we develop, if any, or (ii) hire and retain our own sales and marketing capabilities. Initially we plan to market products that we develop and for which we obtain regulatory approval through marketing, licensing, distribution, or other arrangements with collaborative partners. We believe that this approach will both increase market acceptance of any products that we develop and enable us to avoid expending significant funds to develop a sales and marketing organization.

      COMPETITION

      We face competition from many companies, universities, and research institutions in the United States and abroad. Virtually all of our competitors have substantially greater resources, experience in product commercialization, and obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and manufacturing capabilities than we do. We will face competition from companies marketing existing products or developing new products for diseases targeted by our technologies. The development of new products for those diseases for which we are attempting to develop products could render our product candidates noncompetitive and obsolete. Our current competitors include Prionics AG, IDEXX Laboratories, Inc., Beckman Coulter, Inc., and Bio-Rad Laboratories, Inc.

      Academic and government institutions are also carrying out a significant amount of research in the field of veterinary health, particularly in the fields of Chronic Wasting Disease and Mad Cow Disease. We anticipate that these institutions will become more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed and to market commercial products similar to those that we seek to develop, either on their own or in collaboration with competitors. Any resulting increase in the cost or decrease in the availability of technology or product candidates from these institutions may affect our business.

      Competition with respect to our veterinary technologies and potential products is and will be based, among other things, on effectiveness, safety, reliability, availability, price, and patent protection. Another important factor will be the timing of market introduction of products that we may develop and for which we may receive regulatory approval. Accordingly, the speed with which we can develop products, complete the required animal studies or trials and approval processes and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

      Several attempts have been made to develop technologies that compete with F-PCR. To our knowledge none of these technologies have resulted to date in any product available on the market. The field of biotechnology is very dynamic. The possibility that more advanced technologies could be developed into products that may compete with ours is very strong. However it is very difficult to predict the length of time necessary for this scenario to take place.

      PRODUCT LIABILITY

      The testing, manufacturing and marketing of the Company's proposed products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects in animals that may receive any vaccines that we may develop and market. To the extent we elect to test, manufacture, or market veterinary vaccines and other products,, we will bear the risk of product liability directly. We do not currently have product liability insurance There is no guarantee that we can obtain product liability insurance at a reasonable cost, or at all, or that the amount of such insurance will be adequate to cover any liability that we may be exposed to. In the absence of such insurance, one or more product liability lawsuits against us can be expected to have a material adverse effect on our business and could result in our ceasing operations.

      GOVERNMENT REGULATION

      Our unique approach to the testing for various animal diseases allows us to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA. All tests are done utilizing the blood of animals that can be collected in the field using the Company's proprietary Field Collection System (FCS). The collected blood is then sent to our laboratory for testing. Since all of the testing for the diseases is done "in house," meaning tested at laboratories operated by us and using our developed testing methods, the USDA deems our test to be under the category of Veterinary Services. The regulations on Veterinary Services are much different than that of third party testing. Our test is not a kit.

      In the event that we develop a vaccine based on our research, the vaccine product and the facility at which commercial quantities of the vaccine will be produced will be subject to comprehensive regulation by the United States Department of Agriculture's Animal and Plant Health Inspection Service. Before any "biological product" (which includes vaccines) can be prepared for commercial sale, APHIS must approve and license the product and the facility at which it is proposed to be manufactured. The approval process is lengthy and expensive. We will be required to submit an application containing, among other things, an outline of production for the proposed product, characterization data, and protocols for animal studies and trials of host animal immunogenicity, safety, efficacy, backpassage, shed/spread, interference, and other studies.

      We do not have the capability to conduct our own studies and trials of any candidate vaccine that we may develop and will rely on collaborative partners to conduct all such studies. Currently we do not have any such agreements with any partner, and we cannot give any assurance that we will be able to enter into such an agreement on terms that are favorable to the Company, if at all. If we do enter into one or more such agreements, we will not be able to control the timetable for completing such studies. Furthermore, we cannot give any assurance that any applications that we submit for any vaccine products will be approved by APHIS. The failure to receive such approval, or the receipt of approval following the approval of a competing product, would have an adverse material effect on the Company.

      EMPLOYEES

      As of March 1, 2005, we had a total of five (5) full-time employees and three (3) part-time employees who devote substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. We entered into an employment agreement with Antonio Milici, M.D., Ph.D, to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2007. In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annum plus bonuses as may be determined by the Board of Directors in its sole discretion. As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work. We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 1, 2007. Ms Irizarry's base salary is $78,000 per annum. There are no employee issues at this time.

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

      COMMERCIAL DIAGNOSTIC TESTING

      In the event that we are able to develop assays for the detection of diseases in animals, we intend to establish a series of diagnostic testing laboratories geographically proximate to the primary sources of individual diseases and/or according to specific available operating efficiencies. The specific number of labs to be built and operated will be based on assay demand (demand facilitated by the number of specific disease assays GeneThera develops), our ability to obtain the capital to build the labs, and our ability to successfully manage them from our principal office. As of the date of this prospectus, we do not have specific plans to establish any given number of diagnostic testing laboratories. In addition, we currently do not have sufficient capital to establish any such laboratories. We cannot provide any assurances that we would be able to raise the capital necessary to build any such laboratories or, if we can build them, that they can be operated at a profit.

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

      PROPERTIES

      We lease a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033. The lease expires in January 2006 and the rent is $5,235.26 per month. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. Currently we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.

      LEGAL MATTERS

      On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages equal to the contract price or the reasonable value of services it claims to have performed. Plaintiff seeks approximately $61,000.00 plus the value of 14,706 shares of common stock in the Company, plus costs, interest, attorney's fees in amounts to be determined at trial. The Company believes that the plaintiff's claims have no merit and will defend the claims. The Company has filed its answer denying the claims and has asserted a counterclaim that Sisu Media aided and abetted a breach of fiduciary duty by a third party, Gary Langstaff, with damages to be determined at trial. A three-day jury trial is set to begin on June 21, 2005. The case is currently in the discovery stage.

      On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000.00 and $18,000.00 respectively, plus costs, interest, expert fees and attorney's fees in amounts to be determined at trial. GeneThera has denied the claims and filed a counterclaim for breach of fiduciary duty by both Langstaff and Wollner causing unspecified damages which include the expense of defending this action and the action involving Sisu Media in the same jurisdiction. A four-day trial to the court is set to begin July 26, 2005. The case is currently in the discovery stage.

CIT Technology Financing Services, Inc. has sued the Company in Jefferson County District Court seeking approximately $28,000 as the alleged past due balance of an equipment lease, plus interest, costs and attorney fees. The Company has denied the claim and filed a counterclaim for recovery of treble damages plus costs and attorney fees for theft against the plaintiff based upon the conduct of plaintiff's designated collections agent. Colorado has recently instituted an electronic filing system in the courts for the filing of pleadings. Because of an error in this system, the plaintiff CIT was able to obtain a default judgment against the company. The company has filed a motion to set aside the default and believes it will be granted. The court has not yet ruled upon the motion. The company's counsel and CIT's counsel have initiated settlement discussions.

Item 7. Financial Statements


                                 GENETHERA, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

Independent Registered Public Accounting Firm's Report                    2

Consolidated Balance Sheets - December 31, 2004 and 2003                  4

Consolidated Statements of Operations for the
Period From October 5, 1998 (Inception) to December 31, 2004              6

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
for the Period From October 5, 1998 (Inception) to December 31, 2004      7

Consolidated Statements of Cash Flows for the
Period From October 5, 1998 (Inception) to December 31, 2004             10

Notes to Consolidated Financial Statements                               11

             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT

To the Board of Directors
GeneThera, Inc. and Subsidiaries
Wheat Ridge, CO

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. (a development stage company) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from October 5, 1998 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations, and its cash flows for each of the years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheets as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from October 5, 1998 (inception) to December 31, 2003.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has no established source of revenue, recurring losses from operations, cash used in operations and accumulated deficit. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KANTOR, GEISLER & OPPENHEIMER, PA


Hollywood, Florida
February 28, 2005

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


                                     Assets

                                 2004         2003
                                           (Restated)
                              ----------   ----------
Current Assets
  Cash                        $    7,402   $       --
  Accounts receivable             13,601           --
  Prepaid expenses                48,694           --
                              ----------   ----------

Total Current Assets              69,697           --
                              ----------   ----------

Property and equipment, net      510,214      480,872
                              ----------   ----------

Other Assets
  VDx licensing agreement        326,250
  Deposits                         7,478        6,278
                              ----------   ----------

Total Other Assets               333,728        6,278
                              ----------   ----------


Total Assets                  $  913,639   $  487,150
                              ==========   ==========

                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


                   Liabilities and Stockholders' Deficit

                                                                           2004               2003
                                                                                          (Restated)
                                                                     ---------------    ---------------
Current Liabilities
  Accounts payable                                                   $       143,838    $       158,360
  Accrued expenses                                                           714,544            611,126
  Due to related company                                                       2,059                500
  Leases payable, current portion                                             30,506             18,715
  Notes payable                                                               58,153            193,405
  Convertible notes                                                           19,000            286,874
                                                                     ---------------    ---------------

Total Current Liabilities                                                    968,100          1,268,980
                                                                     ---------------    ---------------

Long Term Liabilities
  Long term portion of capital lease payable                                 128,430                 --
                                                                     ---------------    ---------------

Total Liabilities                                                          1,096,530          1,268,980
                                                                     ---------------    ---------------

Stockholders' Deficit
  Preferred stock, $0.001 par value, 20,000,000 shares authorized;
    no shares issued and outstanding                                 $            --    $            --
  Common stock $.001 par value, authorized 100,000,000 shares;
    19,061,010 and 4,796,478 issued and outstanding at
    December 31, 2004 and 2003, respectively                                  19,061              4,796
  Additional paid in capital                                              23,142,472          5,114,864
  Subscription receivable                                                   (100,040)                --
  Accumulated deficit                                                    (23,244,384)        (5,901,130)
                                                                     ---------------    ---------------

  Total (Deficit)                                                           (182,891)          (781,470)
                                                                     ---------------    ---------------


Total Liabilities &  Stockholders' Equity                            $       913,639    $       487,510
                                                                     ===============    ===============


                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


                                                                                      For the period from
                                                  Year Ended December 31,               October 5, 1998
                                               2004                   2003              (inception) to
                                                                   (Restated)          December 31, 2004
                                        -------------------    -------------------    -------------------
  Income
  Sales                                 $            25,496    $           119,541    $           222,553
  Research fees                                          --                     --                188,382
                                        -------------------    -------------------    -------------------
Total income                                         25,496                119,541                410,935

Cost of sales                                       (13,486)               (33,747)               (77,585)
                                        -------------------    -------------------    -------------------

Gross profit                                         12,010                 85,794                333,350
                                        -------------------    -------------------    -------------------

Expenses
  Other compensation                              2,119,009              1,164,000              3,283,009
  Consulting                                      1,341,160                607,750              2,165,544
  General and administrative expenses               415,522                445,641              1,503,190
  Salaries                                          313,490                248,440              1,178,129
  Lease expense                                      90,987                104,509                407,485
  Depreciation and amortization                      73,794                 69,344                235,521
  Settlement expense                                 57,493                     --                 57,493
  Impairment of long-lived assets                    55,714                     --                 55,714
  Lab expenses                                       23,264                 58,600                201,346
                                        -------------------    -------------------    -------------------

Total expenses                                    4,490,434              2,698,284              9,087,432
                                        -------------------    -------------------    -------------------

Loss from operations                             (4,478,424)            (2,612,490)            (8,754,082)

Other income (expenses)
  Beneficial conversion expense                  (1,301,373)              (319,221)            (1,620,594)
  Interest expense                                   (4,022)               (26,511)               (44,628)
  Other income (expenses), net                       28,065                 (9,492)                (8,500)
                                        -------------------    -------------------    -------------------

Net loss from continuing operations              (5,755,754)            (2,967,714)           (10,427,804)

Loss from discontinued operations                        --               (113,026)              (113,026)
                                        -------------------    -------------------    -------------------

Net loss                                $        (5,755,754)   $        (3,080,740)   $       (10,540,830)
                                        ===================    ===================    ===================


  Loss per common share                 $             (0.30)   $             (0.64)   $             (0.55)


                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


                                                                     Common Stock               Paid in
                                                                Shares          Amount          Capital
                                                             -------------   -------------   -------------
Shares issued to founders for consulting                           420,000   $         420   $      35,580

Shares issued in exchange for equipment, supplies and cash         100,000             100          99,900

Shares issued for computer services and financing                   60,000              60          59,940

Shares issued in exchange for cash                                   5,000               5           4,995

Net loss for the year 1999
                                                             -------------   -------------   -------------

Balance December 31, 1999                                          585,000             585         200,415

Shares issued for consulting services                               35,000              35          36,965

Shares issued for management and financing services                 40,000              40          39,960

Net loss for the year 2000
                                                             -------------   -------------   -------------

Balance  December 31, 2000                                         660,000             660         277,340

Shares issued to an officer in lieu of salary                    1,125,000           1,125         238,875

Shares issued to employees in lieu of salary                        75,000              75          74,925

Shares issued in exchange for consulting services                  100,000             100          99,900

Net loss for the year 2001
                                                             -------------   -------------   -------------

Balance December 31, 2001                                        1,960,000   $       1,960   $     691,040

                                                             Accumulated
                                                               Deficit          Total
                                                            -------------   -------------
Shares issued to founders for consulting                    $          --   $      36,000

Shares issued in exchange for equipment, supplies and cash                        100,000

Shares issued for computer services and financing                                  60,000

Shares issued in exchange for cash                                                  5,000

Net loss for the year 1999                                        (84,350)        (84,350)
                                                            -------------   -------------

Balance December 31, 1999                                         (84,350)        116,650

Shares issued for consulting services                                              37,000

Shares issued for management and financing services                                40,000

Net loss for the year 2000                                       (226,659)       (226,659)
                                                            -------------   -------------

Balance  December 31, 2000                                       (311,009)        (33,009)

Shares issued to an officer in lieu of salary                                     240,000

Shares issued to employees in lieu of salary                                       75,000

Shares issued in exchange for consulting services                                 100,000

Net loss for the year 2001                                       (393,664)       (393,664)
                                                            -------------   -------------

Balance December 31, 2001                                   $    (704,673)  $     (11,673)

                       Read notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


                                                                     Common Stock              Paid in
                                                                Shares          Amount          Capital
                                                             -------------   -------------   -------------
Balance December 31, 2001                                        1,960,000   $       1,960   $     691,040

Recapitalization on February 25, 2002                              697,176             697       1,000,702

Shares issued in exchange for convertible notes payable             81,000              81          40,419

Additional paid in capital - related party                                                         368,962

Net loss for the year 2002
                                                             -------------   -------------   -------------

Balance December 31, 2002                                        2,738,176           2,738       2,101,123

Additional paid in capital contributed as equipment                                                201,976

Additional paid in capital - related party                                                         200,000

Beneficial conversion feature                                                                      319,221

Shares issued in exchange for services                             715,000             715         607,035

Shares issued to officer                                           600,000             600       1,163,400

Shares issued in exchange for convertible notes payable            743,302             743         522,109

Net loss for the year 2003
                                                             -------------   -------------   -------------

Balance December 31, 2003                                        4,796,478   $       4,796   $   5,114,864

                                                               Accumulated
                                                                 Deficit          Total
                                                              -------------   -------------
Balance December 31, 2001                                     $    (704,673)  $     (11,673)

Recapitalization on February 25, 2002                            (1,116,054)       (114,655)

Shares issued in exchange for convertible notes payable                              40,500

Additional paid in capital - related party                                          368,962

Net loss for the year 2002                                         (999,663)       (999,663)
                                                              -------------   -------------

Balance December 31, 2002                                        (2,820,390)       (716,529)

Additional paid in capital contributed as equipment                                 201,976

Additional paid in capital - related party                                          200,000

Beneficial conversion feature                                                       319,221

Shares issued in exchange for services                                              607,750

Shares issued to officer                                                          1,164,000

Shares issued in exchange for convertible notes payable                             522,852

Net loss for the year 2003                                       (3,080,740)     (3,080,740)
                                                              -------------   -------------

Balance December 31, 2003                                     $  (5,901,130)  $    (781,470)

                       Read notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


                                                                     Common Stock               Paid in
                                                                Shares          Amount          Capital
                                                             -------------   -------------   -------------
Balance December 31, 2003                                        4,796,478   $       4,796   $   5,114,864

Shares issued in exchange for convertible notes payable          1,434,409           1,434       1,103,179

Shares issued for consulting services                              698,805             699       1,126,163

Beneficial conversion feature                                                                    1,301,373

Shares issued to founder for recapitalization                    7,725,000           7,725      11,579,775

Shares issued to founder for compensation                        1,473,339           1,474       2,117,535

Warrants exercised                                               2,382,979           2,383         235,915

Shares issued for the acquisition of VDx Inc.                      375,000             375         313,843

Shares issued for cash and subscription agreement                  175,000             175         249,825

Net loss for the year 2004
                                                             -------------   -------------   -------------

Balance December 31, 2004                                       19,061,010   $      19,061   $  23,142,472
                                                             =============   =============   =============

                                                             Accumulated
                                                               Deficit          Total
                                                            -------------   -------------
Balance December 31, 2003                                   $  (5,901,130)  $    (781,470)

Shares issued in exchange for convertible notes payable                         1,104,613

Shares issued for consulting services                                           1,126,861

Beneficial conversion feature                                                   1,301,373

Shares issued to founder for recapitalization                 (11,587,500)             --

Shares issued to founder for compensation                                       2,119,009

Warrants exercised                                                                238,298

Shares issued for the acquisition of VDx Inc.                                     314,218

Shares issued for cash and subscription agreement                                 149,960

Net loss for the year 2004                                     (5,755,754)     (5,755,754)
                                                            -------------   -------------

Balance December 31, 2004                                   $ (23,244,384)  $    (182,891)
                                                            =============   =============

                       Read notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


                                                                                                   For the period from
                                                                Year ended December 31,              October 5, 1998
                                                                                    2003              (inception) to
                                                             2004                 Restated           December 31, 2004
                                                     -------------------    -------------------    -------------------
Cash flows from operating activities:
  Net loss                                           $        (5,755,754)   $        (3,080,740)   $       (10,540,830)
                                                     -------------------    -------------------    -------------------

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                               73,794                 69,344                235,521
      Compensation in exchange for common stock                3,484,168              1,771,750              5,722,918
      Beneficial conversion feature                            1,301,373                319,221              1,620,594
      Loss on impairment                                          55,714
    Changes in operating assets and liabilities
      (Increase) Decrease in:
        Accounts receivable                                      (13,601)                 5,517                (13,601)
        Inventory                                                     --                 24,999                     --
        Prepaid expenses                                         (48,694)
        Other assets                                              (1,200)                44,090                 36,748
      Increase in account payable
        and accrued liabilites                                    90,455                205,553                860,081
                                                     -------------------    -------------------    -------------------

      Total adjustments                                        4,942,009              2,440,474              8,462,261
                                                     -------------------    -------------------    -------------------

  Net cash used in operating activities                         (813,745)              (640,266)            (2,078,569)
                                                     -------------------    -------------------    -------------------

Cash flows from investing activities:

  Cash payments for the purchase of property                    (158,831)                (8,735)              (193,900)
                                                     -------------------    -------------------    -------------------


Cash flows from financing activities:
  Capital contributed as equipment                               201,976                272,376
  Principal payments on notes & leases payable                  (162,482)               (31,155)              (233,297)
  Proceeds from lease payable                                    150,000
  Proceeds from issuance of common stock                         149,960                                       593,922
  Proceeds from loans payable                                    842,500                433,550              1,491,050
                                                     -------------------    -------------------    -------------------

  Net cash provided by financing activities                      979,978                639,857              2,124,051
                                                     -------------------    -------------------    -------------------

Net increase (decrease) in cash                                    7,402                 (9,144)              (148,418)

Cash, beginning of year                                               --                  9,144                     --
                                                     -------------------    -------------------    -------------------

Cash, end of year                                    $             7,402    $                --    $             7,402
                                                     ===================    ===================    ===================


Supplemental disclosures of cash flow information:

Cash paid during the period for interest expense     $             4,022    $             3,462    $            10,766
                                                     -------------------    -------------------    -------------------

                       Read notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiaries (collectively the "Company")

GeneThera, Inc., formerly known as Hand Brand Distribution, Inc., was incorporated in November 1995, under the laws of the State of Florida. On February 25, 2002, GeneThera, Inc. acquired 100% of the outstanding shares of GeneThera, Inc. (Colorado) in an 8:1 reverse split. A total of 16,611,900 shares of common stock were issued for the acquisition. See Note 10 for historical review of the transaction. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of GeneThera, Inc. (Colorado). On September 20, 2004, the Company acquired 100% of the outstanding shares of VDx, Inc. A total of 375,000 shares of common stock were issued for the transaction.

GeneThera, Inc. (Colorado) is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms. VDx, Inc. is a manufacturer and distributor of veterinary diagnostic equipment and tests.

GeneThera, Inc. (Colorado) and VDx, Inc. are considered to be in the development stage. The companies devote substantially all of their efforts to establishing new business and have not begun planned principal operations and have not generated significant revenue. Activity during the development stage includes organization, and implementation and revision of the business plan. GeneThera, Inc. (Colorado) also provides research services to unrelated parties. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeneThera, Inc. (Florida) and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration risks are cash and accounts receivable. At various times during the year, the Company had deposits in excess of the federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which is 5 - 10 years. Betterments, which extend the life of the asset, are capitalized, whereas maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets to determine whether events or changes in circumstances occurred that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Revenue Recognition

Revenues from VDx sales are recognized when services are rendered.

Loss per Share

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2004 and 2003 all common stock equivalents were antidilutive and therefore diluted loss per share equaled basic loss per share.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximated their fair value. These instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximated carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company operates in one segment for management reporting purposes.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations (SFAS 141). SFAS 141 establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Although SFAS 144 retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized, among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a Subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 and impact on these consolidated financial statements is explained in Note 12.

In May 2003, the FSAB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is a mandatorily redeemable share, which the issuing company is obliged to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entity. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment to Accounting Principles Board Opinion No. 29, Accounting for Non-monetary Transactions is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to changes significantly as a result of the exchange. The provisions of SFAS No. 153 will become effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company has not yet determined the impact of adopting this standard.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"). SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements. This Statement eliminates the ability to account for share-based compensation transactions using the Accounting Principles Board Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value method. SFAS No. 123 (R) will be effective for the Company's third quarter of fiscal 2005.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 2 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consisted of the following:

                                                   2004         2003
                                                ---------    ---------
                                                             (Restated)

             Office equipment                   $  45,452    $  39,107
             Laboratory equipment                 730,488      578,041
                                                ---------    ---------
                                                  775,940      617,148
             Less:  Accumulated depreciation     (265,726)    (136,276)
                                                ---------    ---------
                                                $ 510,214    $ 480,872
                                                =========    =========

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 2 PROPERTY AND EQUIPMENT - continued

Depreciation expense for the years ended December 31, 2004 and 2003 was $ 73,794 and $66,094, respectively.

During the year ended December 31, 2002, the Company entered into capital lease agreements to acquire laboratory equipment and a computer. (See Note 3)

During the year ended December 31, 2004, the Company entered into a capital lease agreement to acquire laboratory equipment. (See Note 3)

NOTE 3 LEASE OBLIGATIONS

Operating Leases

The Company leases its office, warehouse, laboratory space and vehicles under non-cancelable operating leases, which have initial terms in excess of one year.

Total lease expense for the years ended December 31, 2004 and 2003 was $90,987, and $104,509, respectively.

Capital Leases

The Company's property under capital leases is included in property and equipment (See Note 2) and is summarized as follows:

                                               2004         2003
                                            ---------    ---------
                                                         (Restated)

          Laboratory Equipment              $ 183,312    $  31,574
          Computer                              2,672        2,672
                                            ---------    ---------
                                                            34,246
                                              185,984
          Less:  Accumulated depreciation     (11,396)      (6,441)
                                            ---------    ---------
          Net assets under capital leases   $ 174,588    $  27,805
                                            =========    =========

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 3 LEASE OBLIGATIONS

Capital Leases

Future minimum lease payments under these non-cancelable operating leases and capital leases at December 31, 2004 were as follows:

                                             Operating   Capital
                                               Leases     Leases
                                             --------   --------

        2005                                 $ 89,232   $ 47,871
        2006                                   26,400     47,527
        2007                                   22,000     46,836
        2008                                        0     46,836
        2009 and thereafter                         0     46,836
        -------------------                  --------   --------
                                             $137,632   $235,906
                                             ========   ========
        Less amount representing interest                (76,970)
            Present value of minimum lease payments      158,936
            Less current portion                         (30,506)
                                                        --------
            Long-term portion of capital lease payable   128,430


Total interest expense, including late fees, under capital leases was $2,352 and $2,510 for the years ended December 31, 2004 and 2003, respectively.

NOTE 4 LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

                                                        2004        2003
                                                      --------    --------
                                                                  (Restated)
      Loan payable with no interest, due on demand,
      unsecured                                       $ 20,000    $      0
      Less current portion                             (20,000)         (0)
                                                      --------    --------
      Total long-term loan payable - related party    $      0    $      0
                                                      ========    ========

There was no interest expense related to this obligation for the years ended December 31, 2004 and 2003.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 5 NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2004 and 2003 as follows:

                                                      2004            2003
                                                --------------   --------------
                                                                   (Restated)
Various  notes payable with  interest  rates
ranging from 0% to 14%;  various terms; secured
by equipment and personal guarantees            $       38,153   $      193,405
Less current portion:                                  (38,153)        (193,405)
                                                --------------   --------------
Total long-term notes payable                   $            0   $            0
                                                ==============   ==============

Total interest expense for these obligations for the year ended December 31, 2004 and 2003 was $5,136 and $4,022, respectively.

NOTE 6 CONVERTIBLE NOTES PAYABLE

The Company has outstanding convertible notes payable at December 31, 2004 and 2003 as follows:

                                                      2004             2003
                                                --------------   --------------
                                                                   (Restated)

Various  convertible  notes  payable  to
individuals, with interest at 8%; due at
various   dates  from  April  14,   2003
through June 18, 2004;  convertible into
shares  of  common  stock  at a price of
$0.50 per share.                                $            0    $     223,124

Convertible    note    payable   to   an
individual,  with  interest at 10%;  due
May 16, 2004; convertible into shares of
common  stock at a price  of  $0.25  per
share.                                                       0           63,750

Convertible    note   payable   to   two
individuals,  with  interest  at 8%; due
July 8, 2004; convertible into shares of
common  stock at a price  of  $1.00  per
share.                                                  17,000                0

    GENETHERA, INC. AND SUBSIDIARIES
      (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD FROM
 OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE  6  CONVERTIBLE   NOTES  PAYABLE  -
continued

                                                      2004            2003
                                                --------------   --------------
                                                                   (Restated)

A   convertible   note   payable  to  an
individual,  with  interest  at 8%;  due
February  15,  2005;   convertible  into
shares  of  common  stock  at a price of
$1.00 per share.                                         2,000           63,750
                                                      --------         --------
                                                        19,000          286,874
Less:  current portion                                 (19,000)        (286,874)
                                                      --------         --------

Total   long-term    convertible   notes
payable                                               $      0         $      0
                                                      ========         ========


Interest expense for these obligations for the years ended December 31, 2004 and 2003 was $6,376 and $15,677, respectively.

NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT)

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

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT) - continued

Common Stock

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

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT) - continued

Common Stock

During 2003, certain holders exercised their option to convert $331,652 in convertible notes payable per various agreements dated in 2002 and 2003. As a result, 663,302 shares of common stock were issued.

On October 1, 2004, the Company issued 80,000 shares of common stock to the President of FHNI to satisfy all outstanding convertible notes and accrued interest for funds loaned to the Company. Additionally, the Company released and conveyed all interest in the FHNI to its president. Although signed on August 1, 2004, the agreement was effective as of October 1, 2003.

During the twelve months ended December 31, 2004, the Company issued 1,434,409 shares of common stock pursuant to conversion rights exercised by holders.

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

In June 2004, the Company issued 7,725,000 shares valued at $11,587,500 to the founder by resolution of the board of directors in conjunction with the completion of the reverse acquisition.

In June 2004, the Company issued 1,473,339 shares valued at $2,117,535 to the founder by resolution of the board of directors for compensation.

In June 2004, a consultant exercised its option to purchase 2,382,279 shares under warrants issued for consulting services valued at $238,298. Accordingly, $238,298 for consulting expenses was charged to operations. All warrants related to this consulting agreement have been exercised.





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

In November 2004, the Company issued 325,000 shares for a total of $471,250 based on the closing prices on the date of issues. These shares were issued to a marketing consultant and resulted in immediate charges to operations.

In November 2004, the Company issued 175,000 shares for a total of $250,000 in a private placement of the Company's stock at $1.43 per share.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT) - continued

Common Stock

In November and December 2004, the Company issued 35,555 for a total of $34,750 based on the closing prices on the dates of issues. These shares were issued for legal services rendered and resulted in immediate charges to operations.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 8 INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2004 and 2003 of approximately $10,670,000 and $4,930,000, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2024. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 9 AMENDMENT TO ARTICLES OF INCORPORATION

Following a resolution of the board of directors, the Company amended its articles of incorporation effective June 16, 2003, to change the Company's name from Hand Brand Distribution, Inc. to GeneThera, Inc., and to provide for a maximum of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

NOTE 10 RESTATEMENT

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

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 10 RESTATEMENT - continued

The canceled shares had the following effect on the Colorado corporation:

                                                 Shares of         Additional         Accumulated
                                               Common Stock      Paid in Capital        Deficit
                                              ---------------    ---------------    ---------------
As reported February 25, 2002 - before
         acquisition                               18,234,300    $     1,048,428    $      (995,073)

     Adjustments
         Reversal 3:1 (2:1 fwd stock split)       (15,195,250)            10,463                  0
         Cancelled shares                            (290,400)          (290,109)           290,400
         Cancelled shares                            (788,650)             5,520                  0
                                              ---------------    ---------------    ---------------

     Total adjustments                            (16,274,300)          (274,126)           290,400
                                              ---------------    ---------------    ---------------
As restated - retroactive to
      February 25, 2002 acquisition                 1,960,000    $       774,302    $      (704,673)
                                              ===============    ===============    ===============


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

                                               Shares of         Additional         Accumulated
                                             Common Stock      Paid in Capital        Deficit
                                            ---------------    ---------------    ---------------
As reported December 31, 2002                    18,621,476    $     2,433,240    $    (3,401,716)

    Adjustments
         Rescission/Acquisition                 (16,274,300)          (274,126)           290,400
         Reversal minority interest               1,622,400            270,778            (62,998)
         Cancelled shares                          (660,000)          (329,340)           330,000
         Cancelled shares                          (571,400)               571                  0
         FHNI adjustment COGS                             0                  0             23,924
                                            ---------------    ---------------    ---------------

As restated retroactive December 31, 2002   $     2,738,176    $     2,101,123    $    (2,820,390)
                                            ===============    ===============    ===============

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 10 RESTATEMENT - continued

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

                                             Shares of         Additional         Accumulated
                                           Common Stock      Paid in Capital        Deficit
                                          ---------------    ---------------    ---------------
As reported December 31, 2003                   4,749,976    $     4,300,500    $    (4,798,772)

     Adjustments
         Additional liabilities                         0                  0            (26,989)
         Reclassification of supplies                   0                  0            (33,314)
         Revaluation of fixed assets                    0           (248,024)            11,649
         Related party debt                             0            568,962           (518,962)
         Beneficial conversion features                 0            319,221           (319,221)
         Correction of shares converted           (33,498)           (16,915)                 0
         Consolidation of FHNI                          0                  0            (93,457)
         Disposal of SUBSIDIARIES                  80,000            191,120           (122,064)
                                          ---------------    ---------------    ---------------

As restated December 31, 2003                   4,796,478    $     5,114,864    $    (5,901,130)
                                          ===============    ===============    ===============

NOTE 11 CONSOLIDATION AND DIVESTITURE OF SUBSIDIARIES

The consolidated financial statements of the Company included in the 10-KSB filed for December 31, 2003 did not include the financial statements of its wholly own Subsidiaries Family Health News, Inc. (FHNI). Further evaluation of the applicable standards revealed that FAS 144 amended ARB 51, and eliminated the exemption to consolidation for Subsidiaries for which control is likely to be temporary. In reevaluating the accounting treatment, the Company restated the consolidated financial statements for the year ended December 31, 2003 to include FHNI and the results of its operations through September 30, 2003, and the effect of its disposal on October 1, 2003. On August 1, 2004 the Company signed a resolution agreement with the President of FHNI. As stated in the agreement, the Company issued 80,000 shares of common stock to the President of FHNI to satisfy all outstanding convertible notes and accrued interest for funds loaned to the Company. Additionally, the Company released and conveyed all interest in the FHNI to its president. Although signed on August 1, 2004, the agreement was retroactively effective as of October 1, 2003.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004


NOTE 11 CONSOLIDATION AND DIVESTITURE OF SUBSIDIARIES - continued

As a result of the disposition the Company recorded a loss of $113,026. FHNI had net sales of $119,445 and a net loss of $9,039 through September 31, 2003, which is included as loss from operations on the consolidated financial statements.

At December 31, 2003, there were no assets related to discontinued operations on the consolidated balance sheet.

NOTE 12 IMPAIRMENT OF LONG - LIFE ASSETS

In 2004, management decided to reduce the carrying value of certain laboratory equipment. Based on quotations from vendors (FMV), the carrying value of the Nucleic Acid Machine was reduced from $80,714 to a salvage value of $25,000. The impairment is therefore $55,714.

NOTE 13 CONTINGENCIES

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors over various contracts and agreements. While the ultimate outcome of these matters has yet to be determined, management has included a provision for these claims based on known facts and circumstances as of December 31, 2004.

NOTE 14 GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2004 and 2003, the Company showed operating losses of $5,755,754 and $3,080,070, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $898,402 and $1,268,620 for the years ended December 31, 2004 and 2003, respectively.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 15, 2005, our auditors, Kantor, Sewell & Oppenheimer, P.A., notified the Company in writing that they changed their name to Kantor, Geisler & Oppenheimer, P.A. The attached financials have been certified by Kantor, Geisler & Oppenheimer, P.A.

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

Item 9. Directors, Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company's executive officers and directors.

Name                    Age     Positions

Dr.  Antonio Milici     49      Chairman of the Board, Chief Executive Officer
                                And Chief Scientific Officer
Steven M.  Grubner      46      Chief Financial Officer and Director
Thomas M. Muenzberg     36      Chief Operating Officer
Dr.  Thomas Slaga       60      Director
Richard Bryans          48      Director


      Dr. Antonio Milici founded GeneThera Inc. in 1999 and has served as its chairman and CEO since inception. Prior to founding GeneThera, Dr. Milici served as CEO and President of Genetrans, Inc., a genetic diagnostic company from 1993 to 1998. Dr. Milici was also an assistant professor in the department of Molecular Pathology at the University of Texas M.D. Anderson Cancer Center.

      Steven M. Grubner joined GeneThera's Board of Directors in May 2004 and has served as our Chief Financial Officer since June 2004. Mr. Grubner has over twenty years of experience in the technology industry. Mr. Grubner served as the president, finance and administration and chief financial officer at HH Communications, Inc. from 1986 until the completion of its merger with Datatec Systems, Inc. (DATC) in mid-1996. Until late 1999, he served as Datatec's vice president and General Counsel, a position that put him in charge of Datatec's public SEC filings, vendor contract negotiations, and internal employee agreements. From 1999 to the present, Mr. Grubner has been involved the private and public equity markets, raising capital for technology, biotech, and software companies.

      Thomas M. Muenzberg joined GeneThera in February 2004 as our Chief Operating Officer. Prior to joining GeneThera, Mr. Muenzberg served in Small Business Commercial Lending Services for Key Bank, N.A. from April 2003 until

June 2005. Mr. Muenzberg provided Private Client Group Consulting at TM Financial Group, LLC from July 2001 to April 2003. He also worked at Charles Schwab & Co., Inc. from March 2000 to July 2001.

      Dr. Thomas Slaga has served on GeneThera's Board of Directors since 2003. Dr. Slaga has investigated cancer causation and prevention for more than thirty-five years. He has held his current position as Scientific Director of the AMC Cancer Research Center in Denver, Colorado since 1999. He chairs the Center for Cancer Causation and Prevention at AMC and also serves as Deputy Director of the University of Colorado Cancer Center. Previously, from 1983 to 1997, he served as Director of the Science Park - Research Division of The University of Texas M. D. Anderson Cancer Center. Dr. Slaga was co-founder of Molecular Carcinogenesis in 1987 and served as editor-in-chief until early 2003.

      Richard Bryans has served on GeneThera's Board of Directors since 2003. Mr. Bryans is corporate counsel for GeneThera and has managed his own private law firm in Denver, Colorado since 1995.

      The Company has an Audit Committee comprised of Dr. Milici and Mr. Grubner and a Compensation Committee comprised of Mr. Bryans and Dr. Slaga. Each Director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than three or more than seven Directors. Currently, we have four Director positions. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next Annual Meeting of Shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. The officers of the Company devote full time to the business of the Company.

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

Item 10. Executive Compensation

The following table sets forth certain summary information for the fiscal year ended December 31, 2004 concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2004.


                           SUMMARY COMPENSATION TABLE

      The following table sets forth certain summary information for the fiscal year ended December 31, 2004 concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2004 that served as our Chief Executive Officer or earned compensation in excess of $100,000 (the "Named Executive Officers"). No other executive officer of the company had a total annual salary and bonus for 2004 that exceeded $100,000. Antonio Milici, M.D., Ph.D. and Steven M. Grubner were the only executive officers during the fiscal year ended December 31, 2004.

      The following table summarizes compensation earned in each of the last three fiscal years by the named officers.

                                                    Annual Compensation                     Long-Term Compensation
                                                    -------------------                     ----------------------
                                                                          All   Restricted  Securities   All Other
                                                                 Other Annual   Stock       Underlying   Compensation
                                                                 Compensation   Awards      Options/     ($)
Name and Principal          Year         Salary       Bonus           (4)          ($)      SARS (#)
Position
Antonio Milici M.D. PhD.,   2004         $144,000(1)       --         --        --          300,000 (5)           --
Chief Executive Officer     2003         $144,000(2)       --                   --                   --           --
                            2002         $144,000(3) $ 18,000         --        --                   --           --




      (1) Of this amount, $54,000 was paid to Dr. Milici in 2004 and $90,000 has been deferred.
      (2)   All of this amount has been deferred.
      (3) Of this amount, $36,000 was paid to Dr. Milici in 2002 and $108,000 has been deferred.
      (4) The Company provides Dr. Milici with a company car and reimburses him for fuel costs.
      (5)   These options were granted on 6/29/04 at an exercise price of $.90.


OPTION GRANTS IN LAST FISCAL YEAR

      The Company grants options to its executive officers under the GeneThera 2004 Senior Executive Officer Plan. As of March 1, 2005, options to purchase a total of 850,000 shares were outstanding under the 2004 Senior Executive Officer Plan and options to purchase 1,150,000 shares remained available for grant thereunder.

      The following table shows for the fiscal year ended December 31, 2004, certain information regarding options granted to the Named Executive Officers:

                                                    Option Grants in Fiscal 2004
                                         Individual Grants
                                ----------------------------------------------------------
                                Number of          Percentage of
                                Securities         Total Options
                                Underlying         Granted to
                                Options Granted    Employees in         Exercise Price     Expiration
Name                            (#)                Fiscal 2004(1)       ($/Sh)             Date
Antonio Milici                  300,000(2)                  35.3%       $0.90              6/29/2014

      (1)   Based on options to purchase 850,000 shares granted in 2004.
      (2) Fifty percent of these options were vested on December 1, 2004 and the remaining fifty percent vested on March 1, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

                        Shares          Value        Number of Securities                  Value of Unexercised
                        Acquired on     Realized     Underlying Unexercised                In-the-Money Options
Name                    Exercise (#)    ($)          Options at FY-End (#)(1)              at December 31, 2004 ($)(2)

                                                     Exercisable     Unexercisable         Exercisable     Unexercisable
                                                     -----------     -------------         -----------     -------------
Antonio Milici                   --           --         150,000           150,000              $9,000            $9,000

      (1) Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the market price of the Company's common stock at December 30, 2004.

      (2) Value is based on the fair market value of the Company's common stock at December 30, 2004 ($.96) with respect to in-the-money options, minus the exercise price of the options.

         COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

      On January 23, 2002, the Company entered into an employment agreement with Antonio Milici, M.D., Ph.D, to serve as the Chief Executive Officer and Chief Scientific Officer of the Company through January 7, 2007. Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two year period. In consideration for his services, Dr. Milici receives a base salary of $144,000 per annum throughout the term of the agreement plus bonuses as may be determined by the Compensation Committee of the Board of Directors in its discretion or if the Company achieves net income in excess of $2,000,000 per year. As part of his employment agreement, Dr. Milici has agreed not to compete with the Company, solicit any of its customers or solicit any of its employees for a period of two years after the term of the agreement. Dr. Milici is also subject to confidentiality obligations in favor of the Company and has agreed to transfer to the Company of all his interests in any idea, concept, technique, invention or written work developed by him during the term of his employment agreement.

No director received compensation for their services to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of March 2, 2005, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 3930 Youngfield Street, Wheat Ridge, CO 80033.

                                                           Number of Shares              Percent of
         Name of Beneficial Owner                        Beneficially Owned (1)           Class (1)
         Five Percent Shareholders:

         David F. Firestone (2)                                 1,686,934                   7.6%
         Mercator Advisory Group, LLC (2)
          555 South Flower Street, Suite 4200
          Los Angeles, CA  90071

         0711005 BC Ltd. Marketing Group                        1,375,000                   6.7%
          565 Stevens Dr.
          West Vancouver, BC, Canada V7S 1E1


         Directors and Executive Officers:

         Dr. Antonio Milici (3)                                 11,043,339                  53%

         Steven M. Grubner (4)                                  375,000                     1.4%

         Thomas M. Muenzberg                                    --                          --

         Dr. Thomas Slaga                                       100,000                     *

         Richard Bryans                                         75,000                      *
         1177 Grant Street, Suite 308
               Denver, CO  80203

         All Directors and Executive Officers as a              11,593,339                  54.8%
Group (5 persons) (5):

      *     Less than 1%.

      (1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 20,559,873 shares of common stock outstanding on March 2, 2005, adjusted as required by rules promulgated by the SEC.

      (2) Consists of 283,168 shares of common stock issuable upon conversion of 2,860 shares of Series A Preferred Stock held by Mercator Momentum Fund, LP, 185,148 shares of common stock issuable upon conversion of 1,870 shares of Series A Preferred Stock held by Mercator Momentum Fund III, LP, 620,792 shares of common stock issuable upon conversion of 272,609 shares of Series A Preferred Stock held by Monarch Point Fund, Ltd., 124,348 shares of common stock that may be acquired by Mercator Momentum Fund, LP upon exercise of warrants, 81,304 shares of common stock that may be acquired by Mercator Momentum Fund III, LP upon exercise of warrants, 272,609 shares of common stock that may be acquired by Monarch Pointe Fund, Ltd. upon exercise of warrants and 119,565 shares of common stock that may be acquired by Mercator Advisory Group, LLC upon exercise of warrants. The conversion price of the Series A Preferred Stock is subject to adjustment as described under Description of Capital Stock - Preferred Stock below. For purposes of the beneficial ownership table above, we calculated the number of shares of common stock to be received upon conversion of the Series A Preferred Stock based upon the conversion price as of March 2, 2004, which was $1.01 per share. The documentation governing the terms of the Series A Preferred Stock and warrants contains provisions prohibiting any conversion of the Series A Preferred Stock or exercise of the warrants that would result in Mercator Advisory Group, LLC; Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; and Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. As a result of these provisions, such entities disclaim beneficial ownership in excess of 9.99% of the outstanding shares of our common stock. The right to vote and the right to dispose of the shares beneficially owned by Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; and Monarch Pointe Fund, Ltd. are, in each case, shared among either Mercator Momentum Fund, LP; Mercator Momentum Fund III, LP; and Monarch Pointe Fund, Ltd., as applicable, and both MAG and David F. Firestone. The right to vote and the right to dispose of the shares beneficially owned by Mercator Advisory Group, LLC are shared by Mercator Advisory Group, LLC and David F. Firestone.

      (3) Includes 300,000 shares subject to options exercisable within 60 days of March 2, 2005.

      (4) Includes 300,000 shares subject to options exercisable within 60 days of March 2, 2005.

      (5) Includes 600,000 shares subject to options exercisable within 60 days of March 2, 2005.

Item 12. Certain Relationships and Related Transactions

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      NVO SOLUTIONS, INC.

      Mr. Grubner is the President and sole shareholder of NVO Solutions, Inc., an Illinois corporation existing to help companies raise capital for growth. Prior to Mr. Grubner joining the Company as a director and Chief Financial Officer, NVO Solutions was compensated with 56,000 shares of GeneThera for assisting the Company raise capital in 2004. An agreement was signed in November 2003 retaining NVO Solutions to provide certain services, including the development of financial and financing strategies, advising in a possible merger with and/or acquisition of businesses, filling management roles and providing legal and business process support. NVO Solutions raised a total of $453,000 under the agreement. The agreement was terminated upon Mr. Grubner's employment with the Company. These 56,000 shares are no longer held by Mr. Grubner. The value as reflected in the Company's financial statements for beneficial conversion purposes of these shares was $88,480. The terms as described in the agreement were as favorable as those that could have been obtained from unaffiliated third parties.

      REVERSE ACQUISITION

      A Reverse Acquisition Agreement was executed on March 28, 2003. One million common shares were issued from the Company's authorized shares to acquire 51% of the ownership of GeneThera from Antonio Milici M.D., Ph.D. On November 6, 2003, an additional 1,000,000 shares were issued to shareholders of GeneThera (Colorado) which includes an additional 545,000 shares issued to Antonio Milici M.D., Ph.D. Upon completion of the issuance of these additional shares, GeneThera has become a 100% wholly owned subsidiary of the Company. The value as reflected in the Company's financial statements for beneficial conversion purposes of these shares was $2,441,100. In June 2004, the remainder of the shares to complete the agreement were issued to Dr. Milici. The terms as described in the Agreement were as favorable as those that could have been obtained from unaffiliated third parties.

      LEGAL SERVICE PROVIDERS

      As payment for legal services rendered, Steven Slaw received 16,000 shares of restricted stock valued at $16,000 in January 2004. As further payment for legal services rendered, Steven Slaw received 35,555 shares of restricted stock valued at $34,750 in November and December 2004. Each of these transactions was on terms as favorable as those that could have been obtained from unaffiliated third parties. As payment for legal services rendered, Richard W. Bryans, a director of the Company, received 75,000 shares of restricted stock valued at $71,250 in August 2004. This transaction was on terms as favorable as those that could have been obtained from unaffiliated third parties.

      SERIES A PREFERRED STOCK FINANCING

      On January 18, 2005, we issued 11,000 shares of our Series A Preferred Stock to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (the "Purchasers"), for $100 per share, or an aggregate of $1,100,000. We also issued warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share, in consideration for the aggregate proceeds of $1,100,000 to the Purchasers and Mercator Advisory Group, LLC, an affiliate of the Purchasers. The warrants became exercisable on January 18, 2005 and are exercisable for three years from their date of issuance. We paid a due diligence fee of $88,000 and legal expenses of $10,000 to Mercator Advisory Group, LLC.

      The Series A Preferred Stock is convertible into the Company's common stock at an initial conversion price of $1.01, subject to adjustment. If, at any time after March 14, 2005, the market price (i.e., the average of the lowest three intra-day trading prices of the Company's common stock during the 15 trading days immediately preceding the conversion date) is less than $1.11, then the conversion price of the Series A Preferred Stock is 80% of the market price on the date of such conversion. If an "Event of Default" as defined in the subscription agreement under which the Purchasers bought the Series A Preferred Stock, occurs (e.g., bankruptcy, failure to timely file the registration statement, failure of such registration statement to be timely declared effective), the conversion price of the Series A Preferred Stock is reduced by 10%. The Series A Preferred Stock pays a per share monthly dividend equal to $100 multiplied by the prime rate (as reported in the Wall Street Journal) plus 2.5% to the extent that funds are lawfully available. The Series A Preferred Stock is not entitled to vote, except to the extent required under Florida law. The Series A Preferred Stock has sole preference of priority at par in liquidation over our common stock and any subsequent series of preferred stock.

      In connection with the issuance of the Series A Preferred Stock and warrants, we agreed to file a registration statement with the U.S. Securities and Exchange Commission ("SEC") registering the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants, and to use diligent efforts to have the registration statement declared effective within 120 days after the initial filing of the registration statement. Under the terms of the agreements with the Purchasers, the ownership of our common stock by the Purchasers will not exceed 9.99% of the total outstanding shares at any one time. In addition, the Purchasers agreed not to sell, in any trading day, shares of our common stock in excess of 20% of the total shares traded on such trading day.

      MARKETING CONSULTANT

      In March 2005, we entered into a consulting agreement with 0711005 B.C. Ltd (the "Marketing Consultant") pursuant to which the Marketing Consultant agreed to provide us with certain marketing and public relations services in exchange for the issuance of 1,375,000 shares of our common stock. These shares had a market value of approximately $1,430,000 on the date of issuance, which our board determined to be a reasonable amount for the marketing and public relations services to be provided by the Marketing Consultant.

      Item 13. Exhibits and Reports on Form 8-K

                                    EXHIBITS

      The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

  Exhibit   Description of Document
  -------   -----------------------

      3.1   Articles of Incorporation of GeneThera, Inc., as amended.

      3.2   Bylaws, as amended. (2)

      5.1   Opinion of Eric P. Littman, P.A.(5)

      10.1 Form of Common Stock Purchase Agreement among GeneThera, Inc. and various original holders of the common stock of GeneThera, Inc. (1)

      10.2 Form of Letter Agreement between GeneThera, Inc. and various original holders of the Common Stock of GeneThera, Inc. (2)

      10.3 Employment Agreement, dated as of January 23, 2002, between Antonio Milici, M.D., Ph.D. and GeneThera, Inc. (2)

      10.4 Letter of Intent, dated November 6, 2003, between Oncology Sciences Corporation and GeneThera, Inc. (3)

      10.5 Placement Agent Agreement, dated as of May 31, 2004, between Invest Linc Securities, LLC and GeneThera, Inc. (4)

      10.6 Letter Agreement, dated November 22, 2003, between NVO Solutions, Inc. and GeneThera, Inc. (4)

      10.7 Resolution Agreement, dated August __, 2004, by and among, John Taggert, Family Health News, Inc. and GeneThera, Inc. (4)

      10.8 GeneThera, Inc. 2004 Employee, Director and Consultant Stock Option Plan(3)

      10.9  GeneThera, Inc. 2004 Senior Executive Officer Option Plan.(3)

      10.10 Subscription Agreement, dated as of January 18, 2005, by and between GeneThera, Inc., Mercator Advisory Group, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (5)

      10.11 Registration Rights Agreement, dated as of January 18, 2005, by and between GeneThera, Inc., Mercator Advisory Group, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (5)

      10.12 Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC. (5)

      10.13 Warrant to Purchase Common Stock issued to Mercator Momentum Fund, LP. (5)

      10.14 Warrant to Purchase Common Stock issued to Mercator Momentum Fund III, LP. (5)

      10.15 Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd.
            (5)

      10.16 Industrial Multi-Tenant Lease, dated December 4, 2001, between Youngfield Plaza LLC and GeneThera, Inc. (4)

      10.18 Strategic Alliance Agreement, dated November 1, 2004, between G. Gekko Enterprises and GeneThera, Inc.(5)

      10.19 Securities Purchase Agreement, dated November 8, 2004, between G. Gekko Enterprises and GeneThera, Inc.(5)

      31.1 Certification of the President and Chief Executive Officer pursuant to Rule 13a-14

      31.2  Certification of the Chief Financial Officer pursuant to Rule 13a-14

      32.1 Certification of the President and Chief Executive Officer pursuant to Section 1350

      32.2  Certification of the Chief Financial Officer pursuant to Section
            1350

      99.1  Curriculum Vitae. (4)


      (1) Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on March 5, 2002.

      (2) Incorporated by reference to our Annual Report on Form 10KSB, as filed with the Commission on June 4, 2002.

      (3) Incorporated by reference to our Annual Report on Form 10-KSB, as filed with the Commission on March 31, 2005.

      (4) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-118937) and amendments thereto, declared effective December 1, 2004.

      (5) Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on January 19, 2005.

Item 14. Principal Accounting Fees and Services

      Audit Fees

      The aggregate fees billed for each of the last 2 fiscal years for professional services rendered by our principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the registrant's Form 10-KSB was as follows:

              2003     $30,000
              2004     $93,585

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

                                 GeneThera, Inc.

By: /s/ Antonio Milici
---------------------------
Antonio Milici, M.D., Ph.D.
President

By: /s/ Steven M. Grubner
---------------------------
Steven M. Grubner
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                 Date
---------                                    -----                 ----
/s/ Antonio Milici                President                   March 31, 2005
Antonio Milici, M.D., Ph.D.

/s/ Steven M. Grubner             Chief Financial             March 31, 2005
Steven M. Grubner                 Officer

/s/ Antonio Milici                Director                    March 31, 2005
Antonio Milici, M.D., Ph.D.

/s/ Richard Bryans                Director                    March 31, 2005
Richard Bryans

/s/ Dr. Thomas Slaga              Director                    March 31, 2005
Dr. Thomas Slaga