Form 10QSB
period 2005-03-31
GENETHERA INC
filed 2005-05-16
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2005

                          Commission File No. 000-27237

                                 GENETHERA, INC.
       (Exact name of small Business Issuer as specified in its Charter)

              Florida                                   66-0622463

  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                  Identification Number)

  3930 Youngfield Street, Wheat Ridge CO                   80033
 (Address of principal executive offices)                 Zip Code)

    Issuer's telephone number, including area code:   (303) 463-6371


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,642,806 Shares of $.001 par value Common Stock outstanding as of March 31, 2005, 11,000 Shares of $.001 par value Preferred Stock outstanding as of March 31, 2005.

                                 GENETHERA, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               THREE MONTHS ENDED
                                 MARCH 31, 2005

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                    2

Consolidated Balance Sheet March 31, 2005 (unaudited)                      3

Consolidated Statements of Operations for the Three Months Ended
   March 31, 2005 and 2004 (unaudited)                                     5

Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for the period ended March 31, 2005 (unaudited)               6

Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 2005 and 2004 (unaudited)                                     7

Notes to Consolidated Financial Statements (unaudited)                     8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeneThera, Inc.
Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiaries as of March 31, 2005, (unaudited) and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

KANTOR, GEISLER & OPPENHEIMER, PA
Certified Public Accountants

Hollywood, Florida
May 7, 2005

                        GENETHERA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

                                     Assets

                                                              Three months ended
                                                                March 31, 2005
                                                                  (Unaudited)
                                                                 ------------
Current Assets
  Cash                                                           $    525,211
  Accounts receivable                                                  10,151
  Prepaid expenses                                                     60,429
                                                                 ------------

Total Current Assets                                                  595,791
                                                                 ------------

Property and equipment, net                                           500,978
                                                                 ------------

Other Assets
  VDx licensing agreement                                             326,250
  Deposits                                                              7,478
                                                                 ------------

  Total Other Assets                                                  333,728
                                                                 ------------

  Total Assets                                                   $  1,430,497
                                                                 ============

                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

                      Liabilities and Stockholders' Equity

                                                             Three months ended
                                                               March 31, 2005
                                                                 (Unaudited)
                                                                ------------
Current Liabilities
  Accounts payable                                              $    128,618
  Accrued expenses                                                   684,066
  Leases payable, current portion                                     30,506
  Notes and loan payable                                              50,068
  Convertible note                                                    17,000
                                                                ------------

Total Current Liabilities                                            910,258
                                                                ------------

Long Term Liabilities
  Long term portion of capital lease payable                         128,430
                                                                ------------

Total Liabilities                                                  1,038,688
                                                                ------------

Stockholders' Equity
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized; 11,000 shares issued and outstanding                      11
  Common stock $.001 par value, 100,000,000 shares authorized;
    20,642,806 shares issued and outstanding                          20,643
  Additional paid in capital                                      25,885,469
  Treasury stock, shares at cost - 1,400                              (1,480)
  Subscription receivable                                           (100,040)
  Deficit accumulated during development stage                   (25,412,794)
                                                                ------------

  Total Stockholders' Equity                                         391,809
                                                                ------------

Total Liabilities &  Stockholders' Equity                       $  1,430,497
                                                                ============

                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO MARCH 31, 2005
                                  (UNAUDITED)

                                                                       For the period from
                                       3 month period ended March 31,    October 5, 1998
                                            2005            2004         (inception) to
                                                         (Restated)      March 31, 2005
                                        ------------    ------------      ------------
Income
  Sales                                 $     41,754    $         --      $    264,307
  Research fees                                   --              --           188,382
                                        ------------    ------------      ------------
Total income                                  41,754              --           452,689

Cost of sales                                (15,001)             --           (92,586)
                                        ------------    ------------      ------------

Gross profit                                  26,753              --           360,103
                                        ------------    ------------      ------------

Expenses
  Other compensation                              --              --         3,283,009
  Consulting                               1,656,040         235,500         3,821,584
  General and administrative expenses        241,674         244,160         1,744,865
  Payroll expenses                           205,278          54,724         1,383,407
  Lease expense                               33,945          34,321           441,431
  Depreciation                                15,172          25,541           250,693
  Settlement expense                              --              --            57,493
  Impairment of long-lived asset                  --          25,825            55,714
  Lab expenses                                61,231          18,476           262,578
                                        ------------    ------------      ------------
Total expenses                             2,213,340         638,547        11,300,774
                                        ------------    ------------      ------------

Loss from operations                      (2,186,587)       (638,547)      (10,940,671)

Other income (expenses)
  Beneficial conversion expense                 (200)     (1,133,400)       (1,620,794)
  Interest expense                            (1,714)         (4,064)          (46,342)
  Gain on settlements                         30,037          30,037
  Other income (expenses), net                    --              --            (8,500)
                                        ------------    ------------      ------------

Net loss from continuing operations       (2,158,464)     (1,776,011)      (12,586,270)

Loss from discontinued operations                 --              --          (113,026)
                                        ------------    ------------      ------------

Net loss                                $ (2,158,464)   $ (1,776,011)     $(12,699,296)
                                        ============    ============      ============

  Loss per common share                 $      (0.10)   $      (0.33)     $      (0.62)

                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD ENDED MARCH 31, 2005
                                  (UNAUDITED)

                                                                                                           Development
                                                                                                              Stage
                                  Preferred Stock       Common Stock        Paid in    Treasury    Stock   Accumulated
                                 Shares     Amount    Shares    Amount      Capital     Shares      Cost      Deficit      Total
                              ------------------------------------------------------------------------------------------------------
Balance December 31, 2004            --     $   --  19,061,010  $ 19,061  $ 23,142,472       --   $   --   $(23,244,384)  $ (82,851)

Shares issued in exchange
 for convertible notes payable                           2,000         2         1,998                                        2,000

Shares issued for
  consulting services                                1,550,000     1,550     1,610,450                                    1,612,000

Shares issued to an
officer in lieu of salary                               45,000        45        46,305                                       46,350

Cancellation of previously
issued consulting shares                               (15,204)      (15)      (15,945)                                     (15,960)

Beneficial conversion feature                                                      200                                          200

Preferred stock issued           11,000         11                           1,099,989                                    1,100,000

Preferred dividends paid                                                                                         (9,946)     (9,946)

Purchase of common stock                                                                 (1,400)  (1,480)                    (1,480)

Adjustment for
 subscription receivable                                                                                                   (100,040)

Net Loss March 31, 2005                                                                                    $ (2,158,464) (2,158,464)
------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2005
  (unaudited)                    11,000     $   11  20,642,806  $ 20,643  $ 25,885,469   (1,400) $(1,480)  $(25,412,794)  $ 391,809
                              ======================================================================================================


                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO MARCH 31, 2005
                                  (UNAUDITED)

                                                                                     For the period from
                                                       Three months ended March 31,    October 5, 1998
                                                                           2004         (inception) to
                                                           2005         (Restated)      March 31, 2005
                                                       ------------    ------------      ------------
Cash flows from operating activities:
  Net loss                                             $ (2,158,464)   $ (1,776,011)     $(12,699,296)
                                                       ------------    ------------      ------------

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                           15,172          25,541           250,693
      Compensation in exchange for common stock           1,672,715         325,500         7,395,633
      Beneficial conversion feature                             200       1,133,400         1,620,794
      Gain on settlements                                   (30,037)             --                --
      Loss on impairment                                                     25,825            55,714
    Changes in operating assets and liabilities
      (Increase) Decrease in:
        Accounts receivable                                   3,450              --           (10,151)
        Prepaid expenses                                    (11,735)        (90,000)          (60,429)
        Other assets                                             --          (2,470)           35,548
      Increase (Decrease) in accounts payable
        and accrued liabilites                              (45,698)       (153,257)          772,922
                                                       ------------    ------------      ------------

      Total adjustments                                   1,604,067       1,264,539        10,112,397
                                                       ------------    ------------      ------------

  Net cash used in operating activities                    (554,397)       (511,472)       (2,586,897)
                                                       ------------    ------------      ------------

Cash flows from investing activities:
  Cash payments for the purchase of property                 (5,935)         (5,509)         (199,835)
                                                       ------------    ------------      ------------

Cash flows from financing activities:
  Bank overdraft                                                 --              --            35,486
  Capital contributed as equipment                               --              --           272,376
  Principal payments on notes and leases payable            (10,433)       (161,513)         (243,730)
  Proceeds from lease payable                                    --              --           150,000
  Proceeds from issuance of preferred stock               1,100,000              --         1,100,000
  Proceeds from issuance of common stock                         --              --           593,922
  Cash paid for treasury stock                               (1,480)             --                --
  Preferred dividends paid                                   (9,946)             --                --
  Proceeds from convertible notes                                --         715,000         1,491,050
                                                       ------------    ------------      ------------

  Net cash provided by financing activities               1,078,141         553,487         2,299,104
                                                       ------------    ------------      ------------

Net increase (decrease) in cash                             517,809          36,506          (487,628)

Cash, beginning of period                                     7,402              --                --
                                                       ------------    ------------      ------------

Cash, end of period                                    $    525,211    $     36,506      $    525,211
                                                       ============    ============      ============

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense       $      1,714    $     26,511      $     32,247
                                                       ------------    ------------      ------------

                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2005

NOTE 1 PRINCIPLES OF CONSOLIDATION

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GeneThera, Inc. (Colorado) and VDx, Inc. All significant inter-company balances and transactions have been eliminated.

NOTE 2 BASIS OF PRESENTATION

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, changes in stockholders' equity (deficit) and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended December 31, 2004.

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

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2005

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

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                               March 31,
                                                                 2005
                                                             ------------

      Computers                                              $     22,872
      Office Equipment                                             23,118
      Furniture & fixtures                                          1,465
      Laboratory equipment                                        734,458
                                                             ------------

                                                                  781,913
      Less accumulated depreciation                              (280,935)
                                                             ------------
                                                             $    500,978
                                                             ============

Depreciation expense for the three months ended March 31, 2005 and 2004 was $15,172 and $25,541, respectively.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2005

NOTE 5   CONVERTIBLE NOTES PAYABLE
                                                                     March 31,
                                                                       2005
                                                                   ------------

Convertible note payable to an individual, with interest
of 12%; due October 15, 2004; convertible into shares of
common stock at price of $1.00 per share                           $     17,000

Less:  current portion                                                  (17,000)
                                                                   ------------

Total long-term convertible notes payable                          $          0
                                                                   ============

For the three months ended March 31, 2005 and 2004, interest expense related to the convertible notes payable amounted to $456 and $4,064, respectively.

NOTE 6 STOCKHOLDERS' EQUITY

Preferred Stock

On January 18, 2005, the Company issued 11,000 shares of its Series A Preferred Stock to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (the "Purchasers"), for $100 per share, or an aggregate of $1,100,000. The Company also issued warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share, in consideration for the aggregate proceeds of $1,100,000 to the Purchasers and Mercator Advisory Group, LLC, an affiliate of the Purchasers. In connection with the sale of the shares, the Company paid a due diligence fee of $88,000 and legal expenses of $10,000 to Mercator Advisory Group, LLC. All warrants expire on January 18, 2008.

Common Stock

In January 2005, the Company issued 2,000 shares of common stock valued at $2,200 pursuant to conversion rights exercised by a holder.

In March 2005, the Company issued 1,375,000 shares valued at $1,430,000 to a marketing consultant and resulted in an immediate charge to operations.

In March 2005, the Company issued 175,000 shares valued at $182,000 to two consultants assisting the Company in the development of operations in Mexico and resulted in immediate charges to operations.

In March 2005, the Company issued 45,000 shares valued at $46,350 to and officer in lieu of salary and resulted in an immediate charge to operations.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2005

NOTE 7 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the periods ended March 31, 2005 and 2004, the Company showed operating losses of $2,186,587 and $638,547 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $314,467 for the three months ended March 31, 2005.

These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Gross profits for the three-month period ended March 31, 2005 were $26,753 compared to $0 for the same period last year. Personnel (salaries) increased from $54,724 for the prior three month period ending March 31, 2004 to $205,278 for the three month period ending March 31, 2005.Professional expenses (consulting and professional fees) comparing the three month period ending March 31, 2004, to the three month period ending March 31, 2005, increased from $353,196 to $1,656,040.

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

GeneThera is currently seeking contracts for these services and is in the final negotiation stage with a publicly traded company to perform these services on an annual basis. There is no assurance that any contracts will be signed or that the company will generate significant revenues or profits from any such contracts.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $525,212 as of March 31, 2005. It is estimated that it will require outside capital for the remainder of the year 2005 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. Currently the company is in discussions with two groups to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

DEVELOPMENTS

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

In February 2005, we hired Thomas M. Muenzberg as our Chief Operating Officer. Prior to joining GeneThera, Mr. Muenzberg served in Small Business Commercial Lending Services for Key Bank, N.A. from April 2003 until June 2005. Mr. Muenzberg provided Private Client Group Consulting at TM Financial Group, LLC from July 2001 to April 2003. He also worked at Charles Schwab & Co., Inc. from March 2000 to July 2001. On April 4, 2005, Mr. Muenzberg tendered his resignation.


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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Legal Matters

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages equal to the contract price or the reasonable value of services it claims to have performed. Plaintiff seeks approximately $61,000.00 plus the value of 14,706 shares of common stock in the Company, plus costs, interest, attorney's fees in amounts to be determined at trial. The Company believes that the plaintiff's claims have no merit and will defend the claims. The Company has filed its answer denying the claims and has asserted a counterclaim that Sisu Media aided and abetted a breach of fiduciary duty by a third party, Gary Langstaff, with damages to be determined at trial. The parties voluntarily submitted to mediation in an effort to settle the matter, without success. The plaintiff has waived their jury demand, so the trial will be to a judge, scheduled for June 21, 2005.

On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000.00 and $18,000.00 respectively, plus costs, interest, expert fees and attorney's fees in amounts to be determined at trial. GeneThera has denied the claims and filed a counterclaim for breach of fiduciary duty by both Langstaff and Wollner causing unspecified damages, which include the expense of defending this action and the action involving Sisu Media in the same jurisdiction. A four-day trial to the court is set to begin July 26, 2005. The case is still in the discovery and motions stage.

CIT Technology Financing Services, Inc. has sued the Company in Jefferson County District Court seeking approximately $28,000 as the alleged past due balance of an equipment lease, plus interest, costs and attorney fees. The Company has denied the claim and filed a counterclaim for recovery of treble damages plus costs and attorney fees for theft against the plaintiff based upon the conduct of plaintiff's designated collections agent. Colorado has recently instituted an electronic filing system in the courts for the filing of pleadings. Because of an error in this system, the plaintiff CIT was able to obtain a default judgment against the company. The court granted GeneThera, Inc.'s counsel's motion to quash the writ of garnishment, set aside the judgment and accept the answer as filed, and counsel for both parties promptly settled the case.


Item 2.     Changes in Securities

None.

Item 3.     Defaults upon Senior Securities

No defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of March 31, 2005.

Item 5.     Other Information

None.

Item 6.  Exhibits and Reports on Form 10-QSB.

(A)      Financial Statements

         Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-QSB.

(B)      Exhibits

33.1     Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002
33.2     Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002
99.1     Certification of the President and Chief Executive Officer
99.2     Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 15th day of May, 2005.

                                 GENETHERA, INC.

                                   By:     /s/ Antonio Milici
                                           ------------------
                                   Name:   Antonio Milici
                                   Title:  President and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on May 15, 2005:

Signature                      Title(s)
---------                      --------
/s/ Antonio Milici             President, Chief Executive Officer and Director
-------------------------      (principal executive officer)
Antonio Milici


/s/ Steven M. Grubner          Chief Financial Officer and Director
-------------------------      (principal financial and accounting officer)
Steven M. Grubner


/s/ Thomas Slaga               Director
-------------------------
Thomas Slaga


/s/ Richard Bryans             Director
-------------------------
Richard Bryans