Form 10KSB/A
period 2004-12-31
GENETHERA INC
filed 2005-06-02
CIK 1017110

FORM 10-KSB/A
                                 AMENDMENT NO. 1

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                          Commission file No. 000-27237



                                 GeneThera, Inc.
    ------------------------------------------------------------------------
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

Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year was $25,496.

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of February 28, 2005 was $8,148,438.

The number of shares outstanding as of the issuer's common stock as of March 31, 2005 was 20,761,406.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:
Yes |_| No  |X|

                                EXPLANATORY NOTE

      Genethera, Inc. ("Genethera" or the "Company") is filing this amendment to its Annual Report on Form 10-KSB/A for the year ended December 31, 2004 (this "Amendment") to reflect the restatement of its Consolidated Financial Statements for the year ended December 31, 2003 and the interim periods ended March 31, June 30, and September 30, for 2003 to reflect adjustments in the accounting for the February 25, 2002 recapitalization of the Company determined to be necessary by the Company. This restatement is limited to adjustments in accumulated deficit and paid-in-capital in connection with the February 2002 recapitalization. For a more detailed description of the restatement see Note 10 to the accompanying consolidated financial statements. The Annual Report on Form 10-KSB for the year ended December 31, 2004 was initially filed with the Securities and Exchange Commission ("SEC") on March 31, 2005 (the "Originally Filed 10-KSB").

      This Amendment also includes additional notes to the Company's Consolidated Financial Statements (Notes 15-17) not included in the Originally Filed 10-KSB that the Company determined were necessary in connection with responding to comments of the Division of Corporation Finance of the Securities and Exchange Commission. In addition, this Amendment corrects certain errors regarding dates of employment in Item 9 and regarding exhibits listed in the exhibit index in Item 13.

         We have not amended and do not intend to amend our other previously filed annual reports on Form 10-KSB or our quarterly reports on Form 10-QSB for the periods affected by the restatement or adjustments. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. All the information in this Form 10-KSB/A is as of December 31, 2004 and does not reflect any subsequent information or events other than as discussed above.

      This Form 10-KSB/A only amends and restates Items 6, 7, 9, 11 and 13 of the Originally Filed 10-KSB in each case, solely as a result of, and to reflect, the corrections discussed above and, except for such items and Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2, no other information in the Originally Filed 10-KSB is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Originally Filed 10-KSB or to modify or update those disclosures affected by subsequent events. There have been no changes to any other items in the Originally Filed 10-KSB, but such previous disclosure is included herein for the reader's convenience.

      In addition, pursuant to rules of the SEC, Item 13 of Part IV of the Originally Filed 10-KSB has been amended to contain currently-dated certificates from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

VDx, Inc.

In September 2004, the Company acquired VDx, Inc., a manufacturer and distributor of veterinary diagnostic equipment and tests; VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving.

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


       Year                Quarter           High              Low
       ------------------- ----------------- ----------------- -----------------

       2004                Fourth           $1.94             $0.88
                           Third             1.60              0.70
                           Second            2.85              0.90
                           First             4.39              2.05

       2003                Fourth            3.42              1.55
                           Third             2.40              0.89
                           Second            1.70              0.35
                           First             1.55              0.60

       2002                Fourth            3.10              0.95
                           Third             3.48              1.00
                           Second            2.325             0.70

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

Item 6. Management's Discussion and Analysis or Plan of Operation


You should read the following discussion of our results and plan of operation in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB/A. Statements in this Management's Discussion and Analysis or Plan of Operation that are not statements of historical or current objective fact are "forward-looking statements."

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2004. For the years ended December 31, 2004 and 2003, our operating losses were $5,755,754 and $ 3,080,740 respectively. Our current liabilities exceeded current assets by $898,403 and $1,268,620 for the years ended December 31, 2004 and 2003, respectively. Currently, we have minimal revenues generated from operations, and, as of December 31, 2004 we have an accumulated deficit of $10,540,830.

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


RESULTS OF OPERATIONS

Fiscal Year Ending December 31, 2004 Compared to Fiscal Year Ending December 31, 2003

Personnel and professional expenses (consulting and professional fees and salaries) increased to $1,654,650 for the fiscal year ending December 31, 2004 from $829,758 for the year ending December 31, 2003. Comparing the year ended December 31, 2004 to the year ended December 31, 2003, expenses grew to $4,490,434 from $2,603,547. Further development of our management team, as well as increased professional, legal, and consulting fees incurred as part of the VDx acquisition and preparation of our periodic and other filings with the Securities and Exchange Commission also increased expenses in 2004.

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

Despite our recent equity financing completed in January 2005, we will require significant additional funding in order to achieve our business plan. Specifically, we intend to spend significant funds on validating and testing our products, seeking necessary regulatory approvals and focusing on international expansion. Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $1,200,000. We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both. We raised an aggregate of $1,113,050 through convertible notes to certain individuals in late 2003 and 2004. Of this amount, $1,096,050 in notes has been converted into 1,545,257 shares of our common stock and $19,000 in notes has not yet been converted. We may not be able to secure the financing that we believe is necessary to implement our strategic objectives, and even if additional financing is secured, we may not achieve our strategic objectives. As of the date of this Report, we do not have any firm commitments from any investors for any additional funding.

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

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition or Plan of Operation. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Report.

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

Item 9. Directors, Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company's executive officers and directors.

Name                       Age            Positions
----                       ---            ---------

Dr. Antonio Milici          49            Chairman of the Board, Chief Executive
                                          Officer and Chief Scientific Officer
Steven M. Grubner           46            Chief Financial Officer and Director
Thomas M. Muenzberg         36            Chief Operating Officer
Dr. Thomas Slaga            60            Director
Richard Bryans              48            Director


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

Thomas M. Muenzberg joined GeneThera in February 2005 as our Chief Operating Officer. Prior to joining GeneThera, Mr. Muenzberg served in Small Business Commercial Lending Services for Key Bank, N.A. from April 2003 until June 2005. Mr. Muenzberg provided Private Client Group Consulting at TM Financial Group, LLC from July 2001 to April 2003. He also worked at Charles Schwab & Co., Inc. from March 2000 to July 2001.

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

The required Section 16 reports were timely filed.

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

         The following table summarizes compensation earned in each of the last three fiscal years by the named officers.

                                   Annual Compensation                           Long-Term Compensation
                                   -------------------                           ----------------------

                                                                 All Other      Restricted  Securities   All Other
                                                                 Annual         Stock       Underlying   Compensation
                                                                 Compensation   Awards      Options/     ($)
Name and Principal          Year         Salary       Bonus      (4)            ($)         SARS (#)
Position
Antonio Milici M.D. PhD.,   2004         $144,000(1)  --         --             --          300,000 (5)  --
Chief Executive Officer     2003         $144,000     --         --             --          --           --
                            2002         (2)          $ 18,000   --             --          --           --
                                         $144,000
                                         (3)



Of this amount, $54,000 was paid to Dr. Milici in 2004 and $90,000 has been deferred. All of this amount has been deferred. Of this amount, $36,000 was paid to Dr. Milici in 2002 and $108,000 has been deferred. The Company provides Dr. Milici with a company car and reimburses him for fuel costs. These options were granted on 6/29/04 at an exercise price of $.90.

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

The following table shows for the fiscal year ended December 31, 2004, certain information regarding options granted to the Named Executive Officers:

Option Grants in Fiscal 2004

                                Individual Grants
                                --------------------------------------------------------
Name                            Number of           Percentage of      Exercise Price      Expiration Date
                                Securities          Total Options
                                Underlying          Granted to
                                Options Granted     Employees in
                                (#)                 Fiscal 2004(1)     ($/Sh)
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

No director received compensation for his services to the Company.

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

                                                        Number of Shares
Name of Beneficial Owner                                Beneficially Owned (1)      Percent of Class (1)
Five Percent Shareholders:

David F. Firestone (2)                                  1,686,934                   7.6%
Mercator Advisory Group, LLC (2)
 555 South Flower Street, Suite 4200
 Los Angeles, CA  90071

0711005 BC Ltd. Marketing Group                         1,375,000                   6.7%
 565 Stevens Dr.
 West Vancouver, BC, Canada V7S 1E1


Directors and Executive Officers:

Dr. Antonio Milici (3)                                  11,043,339                  53%

Steven M. Grubner (4)                                   375,000                     1.4%

Thomas M. Muenzberg                                     --                          --

Dr. Thomas Slaga                                        100,000                     *

Richard Bryans                                          75,000                      *
1177 Grant Street, Suite 308
               Denver, CO  80203

All Directors and Executive Officers as a Group (5      11,593,339                  54.8%
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

Item 13. Exhibits and Reports on Form 8-K

EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit           Description of Document

3.1               Articles of Incorporation of GeneThera, Inc., as amended. (6)

3.2               Bylaws, as amended. (2)

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

10.4 Letter of Intent, dated November 6, 2003, between Oncology Sciences Corporation and GeneThera, Inc. (3)

10.5 Placement Agent Agreement, dated as of May 31, 2004, between Invest Linc Securities, LLC and GeneThera, Inc. (4)

10.6 Letter Agreement, dated November 22, 2003, between NVO Solutions, Inc. and GeneThera, Inc. (4)

10.7 Resolution Agreement, dated August __, 2004, by and among, John Taggert, Family Health News, Inc. and GeneThera, Inc. (4)

10.8              GeneThera, Inc. 2004 Employee, Director and Consultant Stock
                  Option Plan. (6)

10.9              GeneThera, Inc. 2004 Senior Executive Officer Option Plan. (6)

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

10.13             Warrant to Purchase Common Stock issued to Mercator Momentum
                  Fund, LP. (5)

10.14 Warrant to Purchase Common Stock issued to Mercator Momentum Fund III, LP. (5)

10.15             Warrant to Purchase Common Stock issued to Monarch Pointe
                  Fund, Ltd. (5)

10.16 Industrial Multi-Tenant Lease, dated December 4, 2001, between Youngfield Plaza LLC and GeneThera, Inc. (4)

10.17 Amendment to Industrial Multi-Tenant Lease, dated December 12, 2004, between Youngfield Plaza LLC and GeneThera, Inc. (6)

10.18             Strategic Alliance Agreement, dated November 1, 2004, between
                  G. Gekko Enterprises and GeneThera, Inc. (6)

10.19             Securities Purchase Agreement, dated November 8, 2004, between
                  G. Gekko Enterprises and GeneThera, Inc. (6)

10.20             Letter Agreement, dated March 1, 2005, between 0711005 B.C.
                  Ltd and GeneThera, Inc. (6)

10.21 Mutual Release and Settlement Agreement, dated March 1, 2005, between J.P. Turner & Company, L.L.C. and GeneThera, Inc. (6)

21.1              List of Subsidiaries. (6)

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1 Certificate of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2 Certificate of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

99.1              Curriculum Vitae. (4)


(1) Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on March 5, 2002.

(2) Incorporated by reference to our Annual Report on Form 10KSB, as filed with the Commission on June 4, 2002.

(3) Incorporated by reference to our Annual Report on Form 10-KSB, as filed with the Commission on April 14, 2004.

(4) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-118937) and amendments thereto, declared effective December 1, 2004.

(5) Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on January 19, 2005.

(6) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-123138) filed on March 4, 2005.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of June, 2005.

GeneThera, Inc.

By: /s/ Antonio Milici
------------------------
Antonio Milici, M.D., Ph.D.
President

By: /s/ Steven M. Grubner
----------------------------
Steven M. Grubner
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                      Date
---------                            -----                      ----

/s/ Antonio Milici                  President                June 3, 2005
Antonio Milici, M.D., Ph.D.         Director

/s/ Steven M. Grubner               Chief Financial          June 3, 2005
Steven M. Grubner                   Officer

/s/ Richard Bryans                  Director                 June 3, 2005
Richard Bryans

/s/ Dr. Thomas Slaga                Director                 June 3, 2005
Dr. Thomas Slaga

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

                        Kantor, Geisler & Oppenheimer, PA
--------------------------------------------------------------------------------
                    Certified Public Accountants & Associates
                            7705 Davie Road Extension
                            Hollywood, Florida 33024
                (954) 432-3100 (305) 620-0616 (954) 436-6898 Fax



             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT



To the Board of Directors
GeneThera, Inc., and Subsidiaries
Wheat Ridge, Colorado

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. (a development stage company) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and comprehensive loss and cash flows for the periods ended December 31, 2004, December 31, 2003, and from October 5, 1998 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations, and its cash flows for each of the years in the period ended December 31, 2004, December 31, 2003, and from October 5, 1998 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheets as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from October 5, 1998 (inception) to December 31, 2003.

--------------------------------------------------------------------------------
        Member of the American Institute of Certified Public Accountants
               Member of the Center for Public Company Audit Firms
         Member of the Florida Institute of Certified Public Accountants

Independent Registered Public Accounting Firm's Report
Page 2


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has no established or sufficient sources of revenue, and has incurred significant recurring losses from its operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






KANTOR, GEISLER & OPPENHEIMER, PA



Hollywood, Florida
February 28, 2005, except for Notes 15, 16, and 17, as to which the date is May 27, 2005.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 and 2003

                       Assets

                                 2004         2003
                                           (Restated)
                              ----------   ----------
Current Assets
Cash                          $    7,402   $       --
Accounts receivable               13,601           --
Prepaid expenses                  48,694           --
                              ----------   ----------

Total Current Assets              69,697           --
                              ----------   ----------

Property and equipment, net      510,215      480,872
                              ----------   ----------

Other Assets
VDx licensing agreement          326,250
Deposits                           7,478        6,278
                              ----------   ----------

Total Other Assets               333,728        6,278
                              ----------   ----------


Total Assets                  $  913,640   $  487,150
                              ==========   ==========

                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 and 2003

                    Liabilities and Stockholders' Deficit

                                                                       2004            2003
                                                                                    (Restated)
                                                                   ------------    ------------
Current Liabilities
Accounts payable                                                   $    143,838    $    158,000
Accrued expenses                                                        714,544         611,126
Due to related company                                                    2,059             500
Leases payable, current portion                                          30,506          18,715
   Notes and loan payable                                                58,153         193,405
   Convertible notes                                                     19,000         286,874
                                                                   ------------    ------------

Total Current Liabilities                                               968,100       1,268,620
                                                                   ------------    ------------


Long Term Liabilities
Long term portion of capital lease payable                              128,430              --
                                                                   ------------    ------------


Total Liabilities                                                     1,096,530       1,268,620
                                                                   ------------    ------------



Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
no shares issued and outstanding                                   $         --    $         --
Common stock $.001 par value, authorized 100,000,000 shares;
19,061,010 and 4,796,478 issued and outstanding at
December 31, 2004 and 2003, respectively                                 19,061           4,796
Additional paid in capital                                           10,438,919       3,998,810
Subscription receivable                                                (100,040)             --
Deficit accumulated during development stage                        (10,540,830)     (4,785,076)
                                                                   ------------    ------------

Total Stockholders' Deficit                                            (182,890)       (781,470)
                                                                   ------------    ------------



Total Liabilities &  Stockholders' Deficit                         $    913,640    $    487,150
                                                                   ============    ============

                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004

                                                                            For the period from
                                                  Year Ended December 31,     October 5, 1998
                                                    2004            2003       (inception) to
                                                                 (Restated)   December 31, 2004
                                                ------------    ------------    ------------
Income
Sales                                           $     25,496    $         96    $    103,108
Research fees                                             --              --         188,382
                                                ------------    ------------    ------------
Total income                                          25,496              96         291,490

Cost of sales                                        (13,486)             --         (43,838)
                                                ------------    ------------    ------------

Gross profit                                          12,010              96         247,652
                                                ------------    ------------    ------------

Expenses
Other compensation                                 2,119,009       1,164,000       3,283,009
Consulting                                         1,341,160         607,750       2,165,544
   General and administrative expenses               415,523         391,577       1,449,127
Salaries                                             313,490         222,000       1,151,689
Lease expense                                         90,987          97,775         400,751
   Depreciation and amortization                      73,794          61,845         228,022
Settlement expense                                    57,493              --          57,493
Impairment of long-lived asset                        55,714              --          55,714
Lab expenses                                          23,264          58,600         201,346
                                                ------------    ------------    ------------
Total expenses                                     4,490,434       2,603,547       8,992,695
                                                ------------    ------------    ------------

Loss from operations                              (4,478,424)     (2,603,451)     (8,745,043)

Other income (expenses)
Beneficial conversion expense                     (1,301,373)       (319,221)     (1,620,594)
Interest expense                                      (4,022)        (26,511)        (44,628)
Other income (expenses), net                          28,065          (9,492)         (8,500)
                                                ------------    ------------    ------------

Net loss from continuing operations               (5,755,754)     (2,958,675)    (10,418,765)

Loss from discontinued operations                         --          (9,039)         (9,039)
Loss from disposal of discontinued operations             --        (113,026)       (113,026)
                                                ------------    ------------    ------------

Net loss                                        $ (5,755,754)   $ (3,080,740)   $(10,540,830)
                                                ============    ============    ============


Loss per common share                           $      (0.30)   $      (0.64)   $      (0.55)

                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                            Development
                                                                                                               Stage
                                                                   Common Stock                Paid in      Accumulated
                                                                Shares         Amount          Capital         Deficit
                                                             ---------------------------------------------------------------
Shares issued to founders for consulting                          420,000    $        420    $     35,580    $         --

Shares issued in exchange for equipment, supplies and cash        100,000             100          99,900

Shares issued for computer services and financing                  60,000              60          59,940

Shares issued in exchange for cash                                  5,000               5           4,995

Net loss for the year 1999                                                                                        (84,350)
                                                             ---------------------------------------------------------------

Balance December 31, 1999                                         585,000             585         200,415         (84,350)

Shares issued for consulting services                              35,000              35          36,965

Shares issued for management and financing services                40,000              40          39,960

Net loss for the year 2000                                                                                       (226,659)
                                                             ---------------------------------------------------------------

Balance  December 31, 2000                                        660,000             660         277,340        (311,009)

Shares issued to an officer in lieu of salary                   1,125,000           1,125         238,875

Shares issued to employees in lieu of salary                       75,000              75          74,925

Shares issued in exchange for consulting services                 100,000             100          99,900

Net loss for the year 2001                                                                                       (393,664)
                                                             ---------------------------------------------------------------
Balance December 31, 2001                                       1,960,000    $      1,960    $    691,040    $   (704,673)




                                                                  Total
                                                             --------------
Shares issued to founders for consulting                       $     36,000

Shares issued in exchange for equipment, supplies and cash          100,000

Shares issued for computer services and financing                    60,000

Shares issued in exchange for cash                                    5,000

Net loss for the year 1999                                          (84,350)
                                                             --------------

Balance December 31, 1999                                           116,650

Shares issued for consulting services                                37,000

Shares issued for management and financing services                  40,000

Net loss for the year 2000                                         (226,659)
                                                             --------------

Balance  December 31, 2000                                          (33,009)

Shares issued to an officer in lieu of salary                       240,000

Shares issued to employees in lieu of salary                         75,000

Shares issued in exchange for consulting services                   100,000

Net loss for the year 2001                                         (393,664)
                                                             --------------
Balance December 31, 2001                                      $    (11,673)

                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                            Development
                                                                                                               Stage
                                                                   Common Stock                Paid in      Accumulated
                                                                Shares         Amount          Capital         Deficit
                                                             ---------------------------------------------------------------
Balance December 31, 2001                                       1,960,000    $      1,960    $    691,040    $   (704,673)

Recapitalization on February 25, 2002                             697,176             697        (115,352)             --

Shares issued in exchange for convertible notes payable            81,000              81          40,419

Additional paid in capital - related party                                                        368,962

Net loss for the year 2002                                                                                       (999,663)
                                                             ------------    ------------    ------------    ------------

Balance December 31, 2002                                       2,738,176           2,738         985,069      (1,704,336)

Additional paid in capital contributed as equipment                                               201,976

Additional paid in capital - related party                                                        200,000

Beneficial conversion feature                                                                     319,221

Shares issued in exchange for services                            715,000             715         607,035

Shares issued to officer                                          600,000             600       1,163,400

Shares issued in exchange for convertible notes payable           743,302             743         522,109

Net loss for the year 2003                                                                                     (3,080,740)
                                                             ------------    ------------    ------------    ------------

Balance December 31, 2003                                       4,796,478    $      4,796    $  3,998,810    $ (4,785,076)




                                                                  Total
                                                             --------------
Balance December 31, 2001                                      $    (11,673)

Recapitalization on February 25, 2002                              (114,655)

Shares issued in exchange for convertible notes payable              40,500

Additional paid in capital - related party                          368,962

Net loss for the year 2002                                         (999,663)
                                                               ------------

Balance December 31, 2002                                          (716,529)

Additional paid in capital contributed as equipment                 201,976

Additional paid in capital - related party                          200,000

Beneficial conversion feature                                       319,221

Shares issued in exchange for services                              607,750

Shares issued to officer                                          1,164,000

Shares issued in exchange for convertible notes payable             522,852

Net loss for the year 2003                                       (3,080,740)
                                                               ------------

Balance December 31, 2003                                      $   (781,470)


                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                            Development
                                                                                                               Stage
                                                                   Common Stock                Paid in      Accumulated
                                                                Shares         Amount          Capital         Deficit
                                                             ----------------------------------------------------------------
Balance December 31, 2003                                       4,796,478    $      4,796    $  3,998,810    $ (4,785,076)

Shares issued in exchange for convertible notes payable         1,434,409           1,434       1,103,179

Shares issued for consulting and legal services                   698,805             699       1,126,164

Beneficial conversion feature                                                                   1,301,373

Shares issued to founder for completion of reverse merger       7,725,000           7,725          (7,725)             --

Shares issued to founder for compensation                       1,473,339           1,474       2,117,535

Warrants exercised                                              2,382,979           2,383         235,915

Shares issued for the acquisition of VDx Inc.                     375,000             375         313,843

Shares issued for cash and subscription agreement                 175,000             175         249,825

Net loss for the year 2004                                                                                     (5,755,754)

   Adjustment for Subscription receivable

                                                             ----------------------------------------------------------------
Balance December 31, 2004                                      19,061,010    $     19,061    $ 10,438,919    $(10,540,830)
                                                             ================================================================




                                                                  Total
                                                             --------------
Balance December 31, 2003                                      $   (781,470)

Shares issued in exchange for convertible notes payable           1,104,613

Shares issued for consulting and legal services                   1,126,860

Beneficial conversion feature                                     1,301,373

Shares issued to founder for completion of reverse merger                --

Shares issued to founder for compensation                         2,119,012

Warrants exercised                                                  238,298

Shares issued for the acquisition of VDx Inc.                       314,218

Shares issued for cash and subscription agreement                   250,000

Net loss for the year 2004                                       (5,755,754)

   Adjustment for Subscription receivable                          (100,040)

                                                             --------------
Balance December 31, 2004                                      $   (182,890)
                                                             ==============

                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004

                                                                                 For the period from
                                                       Year ended December 31,     October 5, 1998
                                                                        2003        (inception) to
                                                         2004         (Restated)   December 31, 2004
                                                     ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                           $ (5,755,754)   $ (3,080,740)   $(10,540,830)
                                                     ------------    ------------    ------------

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
Depreciation and amortization                              73,794          69,344         235,521
Compensation in exchange for common stock               3,484,168       1,771,750       5,722,918
Beneficial conversion feature                           1,301,373         319,221       1,620,594
Loss on impairment                                         55,714              --          55,714
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable                                       (13,601)          5,517         (13,601)
Inventory                                                      --          24,999              --
Prepaid expenses                                          (48,694)             --         (48,694)
Other assets                                               (1,200)         44,090          35,548
Increase in account payable
and accrued liabilites                                     90,455         205,553         824,595
                                                     ------------    ------------    ------------

      Total adjustments                                 4,942,009       2,440,474       8,432,595
                                                     ------------    ------------    ------------

  Net cash used in operating activities                  (813,745)       (640,266)     (2,108,235)
                                                     ------------    ------------    ------------

Cash flows from investing activities:
  Cash payments for the purchase of property             (158,831)         (8,735)       (193,900)
                                                     ------------    ------------    ------------


Cash flows from financing activities:
   Bank overdraft                                                          35,486          35,486
Capital contributed as equipment                                          201,976         272,376
Principal payments on notes & leases payable             (162,482)        (31,155)       (233,297)
Proceeds from lease payable                               150,000              --         150,000
Proceeds from issuance of common stock                    149,960              --         593,922
Proceeds from loans payable                               842,500         433,550       1,491,050
                                                     ------------    ------------    ------------

  Net cash provided by financing activities               979,978         639,857       2,309,537
                                                     ------------    ------------    ------------

Net increase (decrease) in cash                             7,402          (9,144)          7,402

Cash, beginning of year                                        --           9,144              --
                                                     ------------    ------------    ------------

Cash, end of year                                    $      7,402    $         --    $      7,402
                                                     ============    ============    ============


Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense     $      4,022    $     26,511    $     33,815
                                                     ------------    ------------    ------------

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



NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiaries (collectively the "Company")

GeneThera, Inc., formerly known as Hand Brand Distribution, Inc., was incorporated in November 1995, under the laws of the State of Florida. On February 25, 2002, GeneThera, Inc. acquired 100% of the outstanding shares of GeneThera, Inc. (Colorado) in an 8:1 reverse split. A total of 16,611,900 shares of common stock were issued for the acquisition. (See Note 10 for historical review of the transaction.) For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of GeneThera, Inc. (Colorado). On September 20, 2004, the Company acquired 100% of the outstanding shares of VDx, Inc. A total of 375,000 shares of common stock were issued for the transaction.

GeneThera, Inc. (Colorado) is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms. VDx, Inc. is a manufacturer and distributor of veterinary diagnostic equipment and tests.

GeneThera, Inc. (Colorado) and VDx, Inc. are considered to be in the development stage. The companies devote substantially all of their efforts to establishing new business and have not begun planned principal operations and have not generated significant revenue. Activity during the development stage includes organization, development of strategic alliances, and implementation and revision of the business plan. It is important to also include testing and continued development and refinement of their principal technologies. GeneThera, Inc. (Colorado) also provides research services to unrelated parties.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which is 5 to 10 years. Betterments, which extend the life of the asset, are capitalized, and maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets to determine whether events or changes in circumstances occurred that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Segment Information

The Company consists of two distinct businesses, although it operates in one segment for management reporting purposes.

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

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"). SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements. This Statement eliminates the ability to account for share-based compensation transactions using the Accounting Principles Board Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value method. SFAS No. 123(R) will be effective for the Company's annual report for the period ending December 31, 2005.

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



NOTE 2 PROPERTY AND EQUIPMENT - continued

Depreciation expense for the years ended December 31, 2004 and 2003 was $ 73,794 and $61,845, respectively.

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

Total lease expense for the years ended December 31, 2004 and 2003 was $90,987, and $104,509, respectively.

Capital Leases

The Company's property under capital leases is included in property and equipment (See Note 2) and is summarized as follows:

                                                     2004               2003
                                                 ------------      ------------
                                                                     (Restated)

         Laboratory Equipment                      $   183,312      $    31,574
         Computer                                        2,672            2,672
                                                   -----------      -----------

                                                       185,984           34,246
         Less:  Accumulated depreciation               (11,396)          (6,441)
                                                   -----------      -----------

         Net assets under capital leases            $  174,588      $    27,805
                                                    ==========      ===========

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004



NOTE 3 LEASE OBLIGATIONS - continued

Capital Leases

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2004 were as follows:

                                                           Operating              Capital
                                                            Leases                 Leases
                                                         -----------            ----------
         2005                                            $    89,232            $   47,871
         2006                                                 26,400                47,527
         2007                                                 22,000                46,836
         2008                                                      0                46,836
         2009 and thereafter                                       0                46,836
                                                         -----------            ----------

                                                         $   137,632               235,906
                                                         ===========
         Less amount representing interest                                         (76,970)
                                                                                ----------
         Present value of minimum lease payments                                   158,936
         Less current portion                                                      (30,506)
                                                                                ----------
         Long-term portion of capital lease payable                             $  128,430
                                                                                ==========

Total interest expense, including late fees, under capital leases was $2,352 and $2,510 for the years ended December 31, 2004 and 2003, respectively.


NOTE 4 LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

                                                                             2004                  2003
                                                                         -----------           -----------
                                                                                                (Restated)
         Loan payable with no interest, due on demand, unsecured.        $    20,000           $         0
         Less current portion                                                (20,000)                   (0)
                                                                         -----------           -----------

         Total long-term loan payable - related party                    $         0           $         0
                                                                         ===========           ===========

There was no interest expense related to this obligation for the years ended December 31, 2004 and 2003.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004

NOTE 5 NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2004 and 2003 as follows:

                                                                            2004                   2003
                                                                         -----------            ----------
                                                                                                 (Restated)
         Various notes payable with interest rates ranging
         from 0% to 14%; various terms; secured by equipment
         and personal guarantees.                                        $    38,153            $  193,405
         Less current portion:                                               (38,153)             (193,405)
                                                                         -----------            ----------

         Total long-term notes payable                                   $         0            $        0
                                                                         ===========            ==========

         Total interest expense for these obligations for the year ended
         December 31, 2004 and 2003 was $5,136 and $4,022, respectively.

NOTE 6 CONVERTIBLE NOTES PAYABLE

The Company has outstanding convertible notes payable at December 31, 2004 and 2003 as follows:

                                                                            2004                   2003
                                                                       ------------           ------------
                                                                                                (Restated)
         Various convertible notes payable to individuals, with
         interest at 8%; due at various dates from April 14, 2003
         through June 18, 2004; convertible into shares of common
         stock at a price of $0.50 per share.                          $          0           $   223,124

         Convertible note payable to an individual, with interest
         at 10%; due May 16, 2004; convertible into shares of common
         stock at a price of $0.25 per share.                                     0                63,750

         Convertible note payable to an individual, with interest at
         12%; due July 8, 2004; convertible into shares of common
         stock at a price of $1.00 per share.                                17,000                     0

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004

NOTE 6 CONVERTIBLE NOTES PAYABLE - continued

                                                                            2004                   2003
                                                                         -----------          ------------
                                                                                                (Restated)
         A convertible note payable to an individual, with
         interest at 8%; due February 15, 2005; convertible
         into shares of common stock at a price of $1.00
         per share.                                                            2,000                63,750
                                                                         -----------          ------------

                                                                              19,000               286,874
         Less:  current portion                                              (19,000)             (286,874)
                                                                         -----------          ------------

         Total long-term convertible notes payable                       $         0          $          0
                                                                         ===========          ============

Interest expense for these obligations for the years ended December 31, 2004 and 2003 was $1,614 and $15,677, respectively.


NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

On March 5, 1999, the Company issued 420,000 shares of common stock valued at $36,000 according to an employment agreement, approved by the board of directors, to the founder for services rendered during 1999. Accordingly, consultant expense of $36,000 was charged to operations.

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

On April 1, 1999, 5,000 shares of common stock valued at $5,000 were issued to an unrelated party for $5,000 in cash.

On January 1, 2000, 25,000 shares of common stock valued at $25,000 were issued to a consultant in exchange for services rendered. Accordingly, consultant expense of $25,000 was charged to operations.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004



NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT) - continued

Common Stock - continued

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

In June 2003, the Company issued 715,000 shares of common stock valued at $607,750 in exchange for consulting services. Accordingly, consultant expense of $607,750 was charged to operations.

On November 15, 2003, the Company issued 600,000 shares of common stock valued at $1,164,000 as "officer incentive" to an officer of the Company following a resolution of the board of directors. Accordingly, salary expense of $1,164,000 was charged to operations.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004



NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT) - continued

Common Stock - continued

During 2003, certain holders exercised their option to convert $331,652 in convertible notes payable per various agreements dated in 2002 and 2003. As a result, 663,302 shares of common stock were issued.

On October 1, 2004, the Company issued 80,000 shares of common stock to the President of Family Health News, Inc. (FHNI) to satisfy all outstanding convertible notes and accrued interest for funds loaned to the Company. Additionally, the Company released and conveyed all interest in the FHNI to its president. Although signed on August 1, 2004, the agreement was effective as of October 1, 2003.

During 2004, certain holders exercised their option to convert $1,048,989 in convertible notes payable per various agreements dated in 2003 and 2004. As a result, 1,434,409 shares of common stock were issued.

In January 2004, the Company issued 30,000 shares valued at $88,710 pursuant to a one-year agreement with a consultant. Accordingly, $88,710 for consulting expense was charged to operations.

In January 2004, the Company issued 211,000 shares valued at $437,481 to consultants for services rendered. Accordingly, $437,481 for consulting expense was charged to operations.

In June 2004, the Company issued 7,725,000 shares to the founder by resolution of the board of directors in conjunction with the completion of the reverse acquisition.

In June 2004, the Company issued 1,473,339 shares valued at $2,117,535 to the founder by resolution of the board of directors for compensation.

In June 2004, a consultant exercised its option to purchase 2,382,979 shares under warrants issued for consulting services valued at $238,298. Accordingly, $238,298 for consulting expense was charged to operations. All warrants related to this consulting agreement have been exercised.

In August and September 2004, the Company issued 97,250 shares valued at $94,671 to several consultants and an attorney for services rendered. Accordingly, $23,421 for consulting expense and $71,250 for professional fees was charged to operations.

On September 20, 2004 the Company issued 375,000 shares valued at $314,218 in connection with the acquisition of VDx, Inc.

In November 2004, the Company issued 325,000 valued at $471,250 to a consultant for marketing. Accordingly, $471,250 for consulting expense was charged to operations.

In November 2004, the Company issued 175,000 shares valued at $250,000 to a subscriber for a total of $149,960 in cash and a subscription receivable of $100,040.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004



NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT) - continued

Common Stock - continued

In November and December 2004, the Company issued 35,555 shares valued at $34,750 for legal services rendered. Accordingly, $34,750 for professional fees was charged to operations.


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



NOTE 10 RESTATEMENT - continued

The assets of GeneThera, Inc. (f/k/a Hand Brand Distribution, Inc.) and GeneThera, Inc. (Colorado) are at historical cost as of December 31, 2001. The value of the net assets of GeneThera, Inc. at the time of the acquisition is the same as the historical negative book deficiency of ($114,654). For the recapitalization, equity accounts of GeneThera, Inc. (Colorado) have been restated, based on the ratio of exchange of 1 (one) share of the Company for 1
(one) share of GeneThera, Inc. (Colorado).

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

The canceled shares had the following effect on the Colorado corporation:

                                                     Shares  of          Additional           Accumulated
                                                    Common Stock       Paid in Capital          Deficit
                                                    ------------       ---------------          -------
As reported February 25, 2002 - before
         acquisition                                  18,234,300       $    1,048,428        $    (995,073)

     Adjustments
         Reversal 3:1 (2:1 fwd stock split)          (15,195,250)             (72,799)                   0
         Cancelled shares                               (290,400)            (290,109)             290,400
         Cancelled shares                               (788,650)               5,520                    0
                                                     -----------       --------------        -------------

     Total adjustments                               (16,274,300)            (357,388)             290,400
                                                     -----------       --------------        -------------
As restated - retroactive to
      February 25, 2002 acquisition                    1,960,000       $      691,040        $    (704,673)
                                                     ===========       ==============        =============


During 2002, the Company issued a total of 1,312,400 shares--652,400 related to convertible notes, and the remaining 660,000 shares associated with a credit line commitment fee having an option to convert to shares. By resolution of the Board of Directors a total of 1,231,400 shares were canceled.

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


                                                    Shares of           Additional         Accumulated
                                                   Common Stock       Paid in Capital        Deficit
                                                   ------------       ---------------        -------

As reported December 31, 2002                         18,621,476       $    2,433,240      $    (3,401,716)

    Adjustments
         Rescission/Acquisition                      (16,274,300)            (1,390,180)         1,406,454
         Reversal minority interest                    1,622,400              270,778              (62,998)
         Cancelled shares                               (660,000)            (329,340)             330,000
         Cancelled shares                               (571,400)                 571                    0
         FHNI adjustment COGS                                  0                    0               23,924
                                                   -------------       --------------     ----------------

As restated retroactive December 31, 2002          $   2,738,176       $      985,069     $     (1,704,336)
                                                   =============       ==============     ================

The consolidated financial statements of the Company included in the 10-KSB for December 31, 2003 depicted the new acquisition as of March 23, 2003, and considered the 2002 reverse acquisition null and void. The historical information was that of the Colorado corporation. After reviewing FAS 141, Business Combination and all facts surrounding the original acquisition, the rescission and consequent re-acquisition, the Company determined that even though the January 2002 acquisition agreement was rescinded, control of the Company remained continuously with the Colorado corporation through its major shareholders. Also, upon subsequent review of the financial statements in connection with our 2004 Annual Report, the Company determined that adjustments to Paid in Capital and Accumulated Deficit were warranted under Generally Accepted Accounting Principles. Consequently, the consolidated financial statements for December 31, 2003 are restated as follows:

                                                    Shares of            Additional            Accumulated
                                                   Common Stock        Paid in Capital            Deficit
                                                   ------------        ---------------            -------
As reported December 31, 2003                          4,749,976        $   4,300,500         $   (4,798,772)

     Adjustments
         Cumulative effect of recapitalization                             (1,116,054)             1,116,054
         Additional liabilities                                0                    0                (26,989)
         Reclassification of supplies                          0                    0                (33,314)
         Revaluation of fixed assets                           0             (248,024)                11,649
         Related party debt                                    0              568,962               (518,962)
         Beneficial conversion features                        0              319,221               (319,221)
         Correction of shares converted                  (33,498)             (16,915)                     0
         Consolidation of FHNI                                 0                    0                (93,457)
         Disposal of subsidiary                           80,000              191,120               (122,064)
                                                    ------------        -------------        ---------------

As restated December 31, 2003                          4,796,478        $   3,998,810        $    (4,785,076)
                                                    ============        =============        ===============

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004



NOTE 11 CONSOLIDATION AND DIVESTITURE OF SUBSIDIARY

The consolidated financial statements of the Company included in the 10-KSB filed for December 31, 2003 did not include the financial statements of its wholly own subsidiary, Family Health News, Inc. (FHNI). Further evaluation of the applicable standards revealed that FAS 144 amended ARB 51, and eliminated the exemption to consolidation for subsidiaries for which control is likely to be temporary. In reevaluating the accounting treatment, the Company restated the consolidated financial statements for the year ended December 31, 2003 to include FHNI and the results of its operations through September 30, 2003, and the effect of its disposal on October 1, 2003. On August 1, 2004 the Company signed a resolution agreement with the President of FHNI. As stated in the agreement, the Company issued 80,000 shares of common stock to the President of FHNI to satisfy all outstanding convertible notes and accrued interest for funds loaned to the Company. Additionally, the Company released and conveyed all interest in the FHNI to its president. Although signed on August 1, 2004, the agreement was retroactively effective as of October 1, 2003.

As a result of the disposition the Company recorded a loss of $113,026. FHNI had net sales of $119,445 and a net loss of $9,039 through September 31, 2003, which is included as a loss from discontinued operations in the consolidated financial statements.

At December 31, 2003, there were no assets related to discontinued operations on the consolidated balance sheet.


NOTE 12 IMPAIRMENT OF LONG - LIVED ASSET

In 2004, management reviewed the carrying amount of certain laboratory equipment. Based on quotations from vendors, the carrying value of the Nucleic Acid machine was reduced from $80,714 to a salvage value of $25,000. The impairment is therefore $55,714.


NOTE 13 CONTINGENCIES

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements. While the ultimate outcome of these matters has yet to be determined, management has included a provision for these claims based on known facts and circumstances as of December 31, 2004.


NOTE 14 GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2004 and 2003, the Company showed operating losses of $5,755,754 and $3,080,740, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $898,403 and $1,268,980 for the years ended December 31 2004 and 2003, respectively.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004



NOTE 14 GOING-CONCERN UNCERTAINTY - continued

These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.


NOTE 15 RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense when incurred. The following table illustrates the types of expenses imbedded in the financial statements as costs related to laboratory research, formulation, design and testing of products and processes as related to the business plan.


                    2004           2003
                ------------   ------------
Consulting      $    240,000   $    240,000
Salaries             164,714        137,067
Lease expense         50,703         51,135
Depreciation          66,551         54,497
Lab expenses          23,264         58,600
                ------------   ------------

Totals          $    545,232   $    541,299

NOTE 16 BENEFICIAL CONVERSION EXPENSE

The Company's accounting policy with respect to instruments with beneficial conversion features is as follows:

Convertible notes issued to investors in response to public and private placement offerings made in 2002, 2003, and 2004 were convertible at inception with fixed dollar conversion terms. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price and the fair value of the common stock at the time of issuance of the debt into which the debt is convertible) at the commitment date. A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the debt discount is charged to interest expense at the date of issuance.

Beneficial conversion expense was $1,301,373 and $319,221 for the periods ended December 31, 2004 and 2003, respectively.

NOTE 17 ACQUISITION OF VDx, INC.

On September 20, 2004 the Company acquired 100% of the equity interests of VDx, Inc. (VDx). The income and expenses for VDx from the period September 20, 2004 through December 31, 2004 are included in the consolidated statements of operations. VDx is a corporation organized under the laws of the state of Wisconsin and is a manufacturer and distributor of veterinary diagnostic equipment and tests. VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. VDx has already made a significant impact within the dairy cattle industry with their NEFA test and nutritional supplement program to maximize output for the dairy farmer. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving. By acquiring VDx, the Company was granted an exclusive license for the above named tests, which will enable the Company to generate revenues and increase its penetration into the dairy cattle industry in order to market it's future Johne's test and vaccine.

The purchase price of VDx was $338,282 for which the Company issued 375,000 shares of common stock valued at $326,250 based on the closing price of the shares on the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

         Cash                       $  1,000    Accounts payable               $ 15,683
         Accounts receivable           4,445    Loan payable                      3,994
                                                                               --------
         Goodwill                    350,314
         Security deposit              2,200    Total liabilities assumed        19,677
                                    --------                                   --------
         Total assets               $357,959    Net assets acquired            $338,282
                                    --------                                   --------

The exclusive licensing agreement was assigned a value of $326,250, based on the purchase price of VDx less the net liabilities assumed by the Company. The Company is in the process of evaluating the future benefits and cash flows of the licensing agreement through field-testing and other methods.

The Company agreed to pay the salaries of two employees of VDx for services rendered in pursuit of revenues generated under the licensing agreement. Either the Company or the employees may terminate the employment agreements after ninety days upon receipt of written notice by either party. In addition, the Company signed a non-cancelable three-year lease agreement for office, warehouse, furniture, and storage facilities in Wisconsin. The minimum future lease payments of these facilities have been included in the Company's total future operating lease payments in Note 3.

For the period of September 20, 2004 through December 31, 2004, VDx generated gross revenues of approximately $25,500. The costs of goods sold were approximately $13,500, and general and administrative costs were approximately $83,400, resulting in an overall loss for the period of approximately $71,400.