Form 10QSB
period 2005-06-30
GENETHERA INC
filed 2005-08-15
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,747,988 Shares of $.001 par value Common Stock outstanding as of June 30, 2005 and 9,600 Shares of $.001 par value Preferred Stock outstanding as of June 30, 2005.

GENETHERA, INC., AND SUBSIDIARY
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

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements







                                 GENETHERA, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                SIX MONTHS ENDED
                                  JUNE 30, 2005

                         GENETHERA, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2005


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                     2

Consolidated Balance Sheet June 30, 2005 (unaudited)                        3

Consolidated Statements of Operations for the Three Months Ended
   June 30, 2005 and 2004 (unaudited)                                       5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
   for the Period ended June 30, 2005 (unaudited)                           6

Consolidated Statements of Cash Flows for the Three Months Ended
   June 30, 2005 and 2004 (unaudited)                                       7

Notes to Consolidated Financial Statements (unaudited)                      8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeneThera, Inc.
Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiary as of June, 2005, (unaudited) and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the three-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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


KANTOR, GEISLER & OPPENHEIMER, P.A.

Hollywood, Florida
August 11, 2005

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     Assets

Current assets
Cash                                                                              $     80,131
Accounts Receivable                                                                     20,000
Prepaid expenses                                                                       111,095
                                                                                  ------------

Total current assets                                                                   211,226

Property and equipment, net                                                            571,852

Other assets
Deposits                                                                                 5,278
                                                                                  ------------

Total Assets                                                                      $    788,356
                                                                                  ============

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)


                      Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable                                                               $     38,735
   Accrued expenses                                                                    558,822
   Leases payable                                                                       39,016
   Notes payable                                                                        55,775
                                                                                  ------------

   Total current liabilities                                                           692,348

Long Term Liabilities
   L/P Beckman Coulter                                                                 128,430
                                                                                  ------------

Total Liabilities                                                                      820,778
                                                                                  ============


Stockholders' deficit
   Preferred stock, $0.001 par value, 20,000,000 shares authorized;
     9,600 shares issued and outstanding                                                    10
   Common stock $.001 par value, authorized 100,000,000 shares;
     20,747,988 issued and outstanding                                                  20,748
   Additional paid in capital                                                       13,087,050
   Preferred dividends                                                                 (36,429)
   Treasury stock, shares at cost - 1,400                                               (1,480)
   Subscription receivable                                                            (100,040)
   Deficit accumulated during development stage                                    (13,002,282)
                                                                                  ------------

   Total Stockholders Equity                                                           (32,422)
                                                                                  ------------

Total Liabilities &  Stockholders' Equity                                         $    788,356
                                                                                  ============

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                            For the
                                         3 month period ended June 30,   6 month period ended June 30,    period from
                                         ----------------------------    ----------------------------   October 5, 1998
                                             2005            2004            2005            2004       (inception) to
                                                          (Restated)                      (Restated)     June 30, 2005
                                         ------------    ------------    ------------    ------------    ------------
Income
   Contract revenues                     $     40,000    $         --    $     40,000    $         --    $    143,108
   Research fees                                   --              --              --              --    $    188,382
                                         ------------    ------------    ------------    ------------    ------------
Total income                                   40,000              --          40,000              --         331,490

Cost of sales                                      --              --              --              --         (43,838)
                                         ------------    ------------    ------------    ------------    ------------

Gross profit                                   40,000              --          40,000              --         287,652
                                         ------------    ------------    ------------    ------------    ------------

Expenses
   Other compensation                          27,000       2,119,009          73,350       2,119,009       3,356,359
   Consulting                                  60,000         500,278       1,656,040         735,778       3,821,584
   General and administrative expenses        179,966         120,213         468,060         372,786       1,917,187
   Payroll expenses                            87,954          42,428         194,670          97,152       1,346,358
   Lease expense                               18,089          19,947          36,653          54,269         437,405
   Depreciation                                18,936              --          33,996          25,541         262,018
   Settlement expense                          11,000              --          11,000              --          68,493
   Impairment of long-lived asset               9,600              --           9,600              --          65,314
   Lab expenses                                (6,530)          8,293          46,887          18,356         248,234
                                         ------------    ------------    ------------    ------------    ------------

Total expenses                                406,015       2,810,168       2,530,256       3,422,891      11,522,952
                                         ------------    ------------    ------------    ------------    ------------

Loss from operations                         (366,015)     (2,810,168)     (2,490,256)     (3,422,891)    (11,235,300)

Other income (expenses)
   Beneficial conversion expense              (95,457)     (1,133,400)        (95,457)     (1,188,797)     (1,716,051)
   Interest expense                              (664)        (45,833)         (2,442)             --         (47,071)
   Gain on settlements                         28,167              --          58,203              --          58,203
   Other income (expenses), net                (2,090)             --          (2,888)             --         (11,388)
                                         ------------    ------------    ------------    ------------    ------------

Net loss from continuing operations          (436,059)     (3,989,401)     (2,532,840)     (4,611,688)    (12,951,606)

Loss from discontinued operations                  --              --         (47,768)             --        (169,833)
Gain (loss) from disposal of subs             119,157              --         119,157              --         119,157

Net loss                                 $   (316,902)   $ (3,989,401)   $ (2,461,451)   $ (4,611,688)   $(13,002,282)
                                         ============    ============    ============    ============    ============


Loss per common share                    $     (0.015)   $      (0.70)   $      (0.12)   $      (0.81)   $      (0.63)

                 Read report and notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       FOR THE PERIOD ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                  Preferred Stock                  Common Stock               Paid-in
                                               Shares          Amount          Shares         Amount          Capital
                                            ------------    ------------    ------------    ------------    ------------
Balance December 31, 2004                             --    $         --      19,061,010    $     19,061    $ 10,438,918

Shares issued in exchange
 for convertible notes payable                        --              --          19,000              19          18,981

Shares issued for consulting services          1,650,000           1,650       1,670,350              --              --

Shares issued to officers                             --              --          90,000              90          73,260

Cancellation of previously
 issued consulting shares                             --              --         (15,204)            (15)        (15,945)

Beneficial conversion feature                     95,657              --              --              --          95,657

Preferred stock issued                            11,000              11              --              --       1,099,989

Preferred dividends paid                              --              --              --              --              --

Purchase of common stock                              --              --              --              --              --

Cancellation of VDx Shares                            --              --        (375,000)           (375)       (313,843)

Shares issued upon conversion of
 Preferred Shares                                 (1,400)             (1)        318,182             318            (317)

Additional Paid in capital- related party             --              --              --              --          20,000

Net Loss June 30, 2005                                --              --              --              --              --
                                            ------------    ------------    ------------    ------------    ------------
Balance June 30, 2005 (unaudited)                  9,600              10      20,747,988          20,748      13,087,050

                                                                       Development
                                                                          Stage
                                              Treasury Stock            Accumulated      Preferred
                                          Shares          Cost           Deficit         Dividends        Total
                                       ------------    ------------    ------------    ------------    ------------
Balance December 31, 2004                        --    $         --    $(10,540,830)             --    $   (182,891)

Shares issued in exchange
 for convertible notes payable                   --              --              --              --          19,000

Shares issued for consulting services            --              --       1,672,000

Shares issued to officers                        --              --              --              --          73,350

Cancellation of previously
 issued consulting shares                        --              --              --              --         (15,960)

Beneficial conversion feature                    --              --              --              --              --

Preferred stock issued                           --              --              --              --       1,100,000

Preferred dividends paid                         --              --              --         (36,429)        (36,429)

Purchase of common stock                     (1,400)         (1,480)             --              --          (1,480)

Cancellation of VDx Shares                       --              --              --              --        (314,218)

Shares issued upon conversion of
 Preferred Shares                                --              --              --              --              --

Additional Paid in capital- related party        --              --              --              --          20,000

Net Loss June 30, 2005                           --              --      (2,461,451)             --      (2,461,451)
                                       ------------    ------------    ------------    ------------    ------------

Balance June 30, 2005 (unaudited)            (1,400)         (1,480)    (13,002,282)        (36,429)        (32,422)

                 Read report and notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                  For the period
                                                                                       from
                                                     Six months ended June 30,    October 5, 1998
                                                                       2004       (inception) to
                                                       2005         (Restated)     June 30, 2005
                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                         $ (2,461,451)   $ (1,696,901)   $(13,002,283)
                                                   ------------    ------------    ------------

  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                         33,996          25,541         269,517
    Compensation in exchange for common stock         1,729,390       2,119,012       7,452,308
    Beneficial conversion feature                        95,657       1,178,107       1,716,251
    Gain on settlements                                 (58,203)             --         (58,203)
    Loss on impairment                                    9,600          25,825          65,314
    Gain on disposal of sub                             119,157              --         119,157
    Contingent Liability                                 11,000              --          11,000
  Changes in operating assets and liabilities
    (Increase) Decrease in:
       Accounts receivable                               (6,399)             --         (20,000)
       Prepaid expenses                                 (53,013)             --        (101,707)
       Other assets                                     328,450         (64,417)        363,998
    Increase (Decrease) in accounts payable
       and accrued liabilites                          (260,825)       (107,025)        557,795
                                                   ------------    ------------    ------------

      Total adjustments                               1,948,810       3,177,043      10,375,430
                                                   ------------    ------------    ------------

  Net cash used in operating activities                (512,641)      1,480,142      (2,626,853)
                                                   ------------    ------------    ------------

Cash flows from investing activities:
  Cash payments for the purchase of property           (109,663)         (5,509)       (303,563)
                                                   ------------    ------------    ------------

Cash flows from financing activities:
  Capital contributed as equipment                           --              --         272,376
  Principal payments on notes and leases payable        (14,927)       (161,513)       (248,224)
  Proceeds from lease payable                                --              --         150,000
  Proceeds from issuance of preferred stock           1,100,000              --       1,100,000
  Proceeds from issuance of common stock                     --              --         593,922
  Cash paid for treasury stock                           (1,480)             --              --
  Preferred dividends paid                              (36,429)             --              --
  Proceeds from convertible notes                            --         715,000       1,491,050
                                                   ------------    ------------    ------------

  Net cash provided by financing activities           1,047,164         553,487       3,359,124
                                                   ------------    ------------    ------------

Net increase (decrease) in cash                         424,860       2,028,120         428,708

Cash, beginning of period                                 7,402              --              --
                                                   ------------    ------------    ------------

Cash, end of period                                $    432,262    $  2,028,120    $    432,262
                                                   ============    ============    ============

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense   $      1,714    $     26,511    $     32,247
                                                   ------------    ------------    ------------

                 Read report and notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2005

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

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2005

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

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                          June 30, 2005
                                                          -------------

         Computers                                          $   35,069
         Office Equipment                                       39,891
         Furniture & fixtures                                    2,865
         Laboratory equipment                                  803,349
                                                            ----------

                                                               881,174
         Less accumulated depreciation                        (309,322)
                                                            ----------

                                                            $  571,852
                                                            ==========

Depreciation expense for the six months ended June 30, 2005 and 2004 was $33,996 and $25,541, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2005

NOTE 5 CONVERTIBLE NOTES PAYABLE

For the three months ended June 30, 2005 and 2004, interest expense related to the convertible notes payable amounted to $0 and $4,064, respectively. As of June 30, 2005, all convertible notes have been converted to common stock.

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

In June 2005, 1,400 shares of Series A Preferred Stock were cancelled and converted into 318,182 common shares of the company.

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

In March 2005, the Company issued 45,000 shares valued at $46,350 to an officer in lieu of salary and resulted in an immediate charge to operations.

In April 2005, under a rescission agreement, the Company cancelled 375,000 shares previously issued in September 2004 for the acquisition of VDx, Inc.

In May 2005, the Company issued 45,000 shares valued at $27,000 to an officer in lieu of salary and resulted in an immediate charge to operations.

In May 2005, the Company issued 17,000 shares of common stock valued at $12,580 pursuant to conversion rights exercised by a holder.

In June 2005, the Company issued 318,182 shares of common stock in exchange for 1,400 of its Series A Preferred Stock.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2005

NOTE 7 DISPOSAL OF SUBSIDIARY

On April 1, 2005, the Board of Directors of GeneThera and the prior shareholders of VDx, Inc. reached an agreement to rescind the agreement entered into by the parties on September 20, 2004. The rescission puts the parties back to the position they held prior to the signing. Both parties agreed that after six months of field-testing, the license agreement for the VDx product did not fit the strategic direction the Company was taking. In return for this rescission, GeneThera issued an aggregate of 750,000 options to purchase common stock of the company with various vesting schedules to the prior shareholders of VDx and cancelled the issuance of the 375,000 shares of common stock originally given as consideration for the sale of VDx.

GeneThera recognized a gain on disposal in the quarter of $119,157 due to this rescission.

NOTE 8 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2004 and 2003, the Company showed operating losses of $5,755,754 and $3,080,740, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $431,844 for the six months ended June 30, 2005.

These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

NOTE 9 RELATED PARTY ASSOCIATIONS

"The licensing agreement between the Company and Anthos Holdings, LLC (the owner of that technology) has enabled the Company to secure new revenue agreements in 2005. It is considered pivotal and a key core issue as to the growth of the Company - in the short term.

During 2005, there were changes involving the licensing agreement and key management personnel that necessitated a temporary element of control by GeneThera over the operation and management of the licensing company. That degree of control by the Company could make it appear as if the Company and Anthos are related parties.

Management is in the process of restructuring certain key organizational issues so that it can turn over its temporary management/control of the licensing company to its newly appointed managing member."

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Gross profits for the three-month period ended June 30, 2005 were $40,000 compared to $0 for the same period last year. Gross profit increase is attributable to the execution of two contracts that started in the quarter for the Company's R&D Services. Personnel (salaries) increased from $42,428 for the prior three month period ending June 30, 2004 to $87,954 for the three month period ending June 30, 2005. Personnel (salaries) increase occurred because adequate funding was in place for the quarter allowing for all personnel to be paid fully for the quarter, unlike in the previous year's quarter. Professional expenses (consulting and professional fees) comparing the three month period ending June 30, 2004, to the three month period ending June 30, 2005, decreased from $529,610 to $141,801 as the Company better utilized internal assets.

GENETHERA PLAN OF OPERATION

Background

GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. E.coli (predominantly cattle) and Johnne's disease (predominantly dairy cattle and bison) diagnostics are in development.

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

COMMERCIAL DIAGNOSTIC TESTING

In the event that we are able to develop assays for the detection of diseases in animals, we intend to establish a series of diagnostic testing laboratories geographically proximate to the primary sources of individual diseases and/or according to specific available operating efficiencies. The specific number of labs to be built and operated will be based on assay demand (demand facilitated by the number of specific disease assays GeneThera develops), our ability to obtain the capital to build the labs, and our ability to successfully manage them from our principal office. As of the date of this filing, we are in negotiation to establish two diagnostic testing laboratories outside of our Colorado facility.

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

R&D SERVICES

Molecular, Cellular, Viral Biology Research, and Consulting Services. We intend to provide independent research services to scientists in academia, the pharmaceutical industry, and the biotechnology industry. Primarily, GeneThera's expertise focuses on technology relevant to animal and human immunotherapy. These services are backed by the cumulative experiences of greater than 50 years of research and development in both government and industry by GeneThera's senior scientists. GeneThera intends to develop a commercial-scale implementation of Adenovector Purification Process to support R&D material production. Furthermore, GeneThera intends to evaluate and test commercially available expression vectors and incorporate them into its vector repertoire. These technologies are well established within the repertoire of GeneThera's scientific staff. We cannot provide any assurance, however, that we will be able to successfully offer these services or that, if offered, we can provide them profitably. Two contracts were executed on May 28, 2005 for R&D Services with Xpention Genetics, Inc. for the Company to provide Adenovector Purification.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $80,131 as of June 30, 2005. Accounts receivable as of June 30, 2005 was $20,000. It is estimated that it will require outside capital for the remainder of the year 2005 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. Currently the company is in discussions with two groups to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

DEVELOPMENTS

In May 2005, we entered into a consulting agreement with Atlantic Services, Inc., (the "Marketing Consultant") pursuant to which the Marketing Consultant agreed to provide us with certain marketing and public relations services to introduce GeneThera into Europe in exchange for the issuance of 100,000 shares of our common stock. These shares had a market value of approximately $60,000 on the date of issuance, which our board determined to be a reasonable amount for the marketing and public relations services to be provided by the Marketing Consultant.


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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matters

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney's fees in amounts to be determined at trial.
Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff's claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.'s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment is pending in favor of the plaintiff for approximately $30,000.00.

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

The trial date in July was vacated, to be reset upon notice based upon the plaintiffs' counsel's decision to possibly call GeneThera, Inc.'s counsel as an adverse witness at trial, thereby creating a conflict of interest for defense counsel, requiring him to withdraw from representation. GeneThera, Inc. is seeking to retain other trial counsel.

New Trends Holdings, Inc. from British Columbia sued the Regency Group and GeneThera, Inc. in U.S. District Court for the District of Colorado on or about August 4, 2005 based upon a breach of contract claim arising from Regency Group's acting on behalf of GeneThera, Inc. to engage New Trends for the performance of services. GeneThera, Inc. is seeking to retain trial counsel.

OR Surgical, Inc. sued GeneThera, Inc. to recover money and/or stock it claims to be owed as the result of a business arrangement involving an equipment lease. The parties are actively attempting to settle the matter without further litigation.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

No defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of June 30, 2005.

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

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 15th day of August, 2005.

                               GENETHERA, INC.

                               By:  /s/ Antonio Milici
                                    ------------------------------
                               Name:  Antonio Milici
                               Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on August 15, 2005:

Signature                        Title(s)

/s/ Antonio Milici               President, Chief Executive Officer and Director
---------------------------      (principal executive officer)
Antonio Milici


/s/ Steven M. Grubner            Chief Financial Officer and Director
---------------------------      (principal financial and accounting officer)
Steven M. Grubner

/s/ Thomas Slaga                 Director
---------------------------
Thomas Slaga

/s/ Richard Bryans               Director
---------------------------
Richard Bryans