Form 10QSB
period 2005-09-30
GENETHERA INC
filed 2005-11-21
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [_] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,249,945 Shares of $.001 par value Common Stock outstanding as of September 30, 2005 and 4,600 Shares of $.001 par value Preferred Stock outstanding as of September 30, 2005.

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

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 GENETHERA, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NINE MONTHS ENDED
                               SEPTEMBER 30, 2005

                         GENETHERA, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                        Page No.

Report of Independent Registered Public Accounting Firm                    2

Consolidated Balance Sheet September 30, 2005 (unaudited)                  3

Consolidated Statements of Operations for the Three Months Ended
  September 30, 2005 and 2004 (unaudited)                                  5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the Period ended September 30, 2005 (unaudited)                      6

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 2005 and 2004 (unaudited)                                  7

Notes to Consolidated Financial Statements (unaudited)                     8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeneThera, Inc.
Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiary as of September, 2005, (unaudited) and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the three-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

KANTOR, GEISLER & ASSOCIATES, LLC

Hollywood, Florida
November 15, 2005

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     Assets

Current assets
  Cash                                                                 $ 24,234
  Prepaid expenses                                                       46,175
                                                                       --------

Total current assets                                                     70,409

Property and equipment, net                                             543,262

Other assets                                                              9,175
                                                                       --------

  Total Assets                                                         $622,846
                                                                       ========

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                      Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable                                                 $     35,931
  Accrued expenses                                                      540,070
  Leases payable                                                         37,516
  Notes payable                                                          55,775
                                                                   ------------

  Total current liabilities                                             669,292

Long Term Liabilities                                                   128,430
                                                                   ------------

Total Liabilities                                                  $    797,722
                                                                   ------------


Stockholders' deficit
  Preferred stock, $0.001 par value, 20,000,000 shares
    authorized; 4,600 shares issued and outstanding                $          5
  Common stock $.001 par value, authorized 100,000,000
    shares; 22,249,945 issued and outstanding                            22,250
  Additional paid in capital                                         13,665,967
  Preferred dividends                                                   (46,338)
  Treasury stock                                                         (1,855)
  Deficit accumulated during development stage                      (13,814,905)
                                                                   ------------

  Total Stockholders' Deficit                                          (174,876)
                                                                   ------------

Total Liabilities &  Stockholders' Deficit                         $    622,846
                                                                   ============

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                            3 month period               9 month period          For the period from
                                          ended September 30,          ended September 30,         October 5, 1998
                                           2005         2004           2005           2004         (inception) to
                                                     (Restated)                   (Restated)     September 30, 2005
                                        ---------    ----------    -----------    -----------    -------------------
Income
  Contract revenues                     $  80,000    $       --    $   100,000    $        --    $           203,108
  Research fees                                --            --             --             --                188,382
                                        ---------    ----------    -----------    -----------    -------------------
Total income                               80,000            --        100,000             --                391,490

Cost of sales                                  --            --             --             --                (43,838)
                                        ---------    ----------    -----------    -----------    -------------------

Gross profit                               80,000            --        100,000             --                347,652
                                        ---------    ----------    -----------    -----------    -------------------

Expenses
  Other compensation                       12,300            --         85,650      2,119,009              3,368,659
  Consulting                              296,000       124,673      1,952,040        735,778              4,117,584
  General and administrative expenses     151,442        78,471        610,315        372,786              2,059,442
  Payroll expenses                        100,765           873        295,435         97,152              1,447,123
  Lease expense                            17,127        20,246         53,781         54,269                454,532
  Depreciation                             28,590        32,776         62,586         25,541                290,608
  Settlement expense                        2,541            --         13,541             --                 71,034
  Impairment of long-lived asset               --            --          9,600             --                 65,314
  Lab expenses                              4,760        15,889         51,626         18,356                252,972
                                        ---------    ----------    -----------    -----------    -------------------

Total expenses                            613,526       272,928      3,134,573      3,422,891             12,127,269
                                        ---------    ----------    -----------    -----------    -------------------

Loss from operations                     (533,526)     (272,928)    (3,034,573)    (3,422,891)           (11,779,617)

Other income (expenses)
  Beneficial conversion expense          (271,739)           --       (367,196)    (1,188,797)            (1,987,790)
  Interest expense                            (81)         (266)        (2,524)            --                (47,152)
  Gain on settlements                          --            --         58,203             --                 58,203
  Other income (expenses), net              3,514        10,437            625             --                 (7,875)
                                        ---------    ----------    -----------    -----------    -------------------

Net loss from continuing operations      (801,833)     (262,757)    (3,345,465)    (4,611,688)           (13,764,231)

Loss from discontinued operations              --            --        (47,768)            --               (169,833)
Gain (loss) from disposal of subs              --            --        119,157             --                119,157

Net loss                                $(801,833)   $ (262,757)   $(3,274,075)   $(4,611,688)   $       (13,814,906)
                                        =========    ==========    ===========    ===========    ===================

Loss per common share                   $  (0.036)   $   (0.046)   $     (0.15)   $     (0.81)   $             (0.62)

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2005
                                  (UNAUDITED)

                                                                                                                Development
                                                                                                                   Stage
                                Preferred Stock        Common Stock         Paid in         Treasury Stock      Accumulated
                                Shares   Amount     Shares      Amount      Capital        Shares      Cost       Deficit
                                ------   ------   ----------   --------   ------------    --------    ------    ------------
Balance December 31, 2004           --   $   --   19,061,010   $ 19,061   $ 10,438,918          --    $   --    $(10,540,830)

Shares issued in exchange for
  convertible notes payable                           19,000         19         18,981

Shares issued for consulting
  services                                         1,650,000      1,650      1,670,350

Shares issued to officers                             90,000         90         73,260

Cancellation of previously
  issued consulting shares                           (15,204)       (15)       (15,945)

Beneficial conversion feature                                                   95,657

Preferred stock issued          11,000       11                              1,099,989

Preferred dividends paid

Purchase of common stock                                                                    (1,400)   (1,480)

Cancellation of VDx Shares                          (375,000)      (375)      (313,843)

Shares issued upon conversion
  of Preferred Shares           (1,400)      (1)     318,182        318           (317)

Additional Paid in capital -
  related party                                                                 20,000

Shares issued to employees                            15,000         15         12,285

Shares issued for consulting                         400,000        400        295,600

Beneficial conversion feature                                                  271,739

Shares issued upon conversion
  of Preferred Shares           (5,000)      (5)   1,086,957      1,087         (1,082)

Reversal of VDx Cancellation                                                       375    (375,000)     (375)

Satisfaction of Subscription
  Receivable

Net Loss September 30, 2005                                                                                       (3,274,075)
                                ------   ------   ----------   --------   ------------    --------    ------    ------------

Balance September 30, 2005
  (unaudited)                    4,600        5   22,249,945     22,250     13,665,967    (376,400)   (1,855)    (13,814,905)


                                Preferred
                                Dividends       Total
                                ---------    -----------
Balance December 31, 2004                    $  (182,891)

Shares issued in exchange for
  convertible notes payable                       19,000

Shares issued for consulting
  services                                     1,672,000

Shares issued to officers                         73,350

Cancellation of previously
  issued consulting shares                       (15,960)

Beneficial conversion feature                     95,657

Preferred stock issued                         1,100,000

Preferred dividends paid          (46,338)       (46,338)

Purchase of common stock                          (1,480)

Cancellation of VDx Shares                      (314,218)

Shares issued upon conversion
  of Preferred Shares                                 --

Additional Paid in capital -
  related party                                   20,000

Shares issued to employees                        12,300

Shares issued for consulting                     296,000

Beneficial conversion feature                    271,739

Shares issued upon conversion
  of Preferred Shares                                 --

Reversal of VDx Cancellation                          --

Satisfaction of Subscription
  Receivable                                     100,040

Net Loss September 30, 2005                   (3,274,075)
                                ---------    -----------

Balance September 30, 2005
  (unaudited)                     (46,338)      (174,876)

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO SEPTEMBER 30, 2005
                                  (UNAUDITED)

                                                            Nine months            For the period from
                                                         ended September 30,         October 5, 1998
                                                                        2004         (inception) to
                                                         2005       (Restated)     September 30, 2005
                                                     -----------    -----------    -------------------
Cash flows from operating activities:
  Net loss                                           $(3,274,075)   $(4,874,446)   $       (13,814,907)
                                                     -----------    -----------    -------------------

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                        62,586         58,317                298,107
      Compensation in exchange for common stock        1,768,910      2,732,009              7,491,828
      Beneficial conversion feature                      367,396      1,188,797              1,987,990
      Gain on settlements                                (58,203)            --                (58,203)
      Loss on impairment                                   9,600             --                 65,314
      Gain on disposal of subsidiary                     119,157             --                119,157
      Contingent liability expense                        13,541             --                 13,541
    Changes in operating assets and liabilities
      (Increase) Decrease in:
        Accounts receivable                               13,601             --                     --
        Prepaid expenses                                   2,519        (30,462)               (46,175)
        Other assets                                     324,553       (330,191)               360,101
    Increase (Decrease) in accounts payable
      and accrued liabilites                            (289,440)        51,757                529,180
                                                     -----------    -----------    -------------------

    Total adjustments                                  2,334,220      3,670,227             10,760,840
                                                     -----------    -----------    -------------------

  Net cash used in operating activities                 (939,855)    (1,204,219)            (3,054,067)
                                                     -----------    -----------    -------------------

Cash flows from investing activities:
  Cash payments for the purchase of property            (109,663)        (3,882)              (303,563)
                                                     -----------    -----------    -------------------

Cash flows from financing activities:
  Capital contributed as equipment                            --             --                272,376
  Principal payments on notes and leases payable          14,368       (151,665)              (218,929)
  Proceeds from lease payable                                 --             --                150,000
  Proceeds from issuance of preferred stock            1,100,000             --              1,100,000
  Proceeds from issuance of common stock                      --             --                593,922
  Cash paid for treasury stock                            (1,480)            --                 (1,480)
  Preferred dividends paid                               (46,338)            --                     --
  Proceeds from convertible notes                             --        864,564              1,491,050
                                                     -----------    -----------    -------------------

  Net cash provided by financing activities            1,066,550        712,899              3,386,939
                                                     -----------    -----------    -------------------

Net increase (decrease) in cash                           17,032       (495,202)                29,309

Cash, beginning of period                                  7,402             --                     --
                                                     -----------    -----------    -------------------

Cash, end of period                                  $    24,434    $  (495,202)   $            24,434
                                                     ===========    ===========    ===================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense     $     2,324    $    26,511    $            32,857
                                                     -----------    -----------    -------------------

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

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

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

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

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                      September 30,
                                           2005
                                      -------------
      Computers                       $      35,069
      Office Equipment                       39,891
      Furniture & fixtures                    2,865
      Laboratory equipment                  803,349
                                      -------------
                                            881,174
      Less accumulated depreciation        (337,912)
                                      -------------

                                      $     543,262
                                      =============


Depreciation expense for the nine months ended September 30, 2005 and 2004 was $28,590 and $25,541, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

NOTE 5 CONVERTIBLE NOTES PAYABLE

For the three months ended September 30, 2005 and 2004, interest expense related to the convertible notes payable amounted to $0 and $266 respectively. As of September 30, 2005, all convertible notes have been converted to common stock.

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

In July 2005, 5,000 shares of Series A Preferred Stock were cancelled and converted into 1,086,957 common shares of the company.

Common Stock

In July 2005, the Company issued 15,000 shares of common stock valued at $12,300 to employees and resulted in an immediate charge to operations.

In July 2005, the Company issued 400,000 shares valued at $296,000 to a marketing consultant and resulted in an immediate charge to operations.

In July 2005, the Company issued 1,086,957 shares of common stock in exchange for 5,000 of its Series A Preferred Stock.

In September 2005, the Company holds in treasury the 375,000 shares previously issued in September 2004 for the acquisition of VDx, Inc.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

NOTE 7 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2004 and 2003, the Company showed operating losses of $5,755,754 and $3,080,740, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $598,883 for the nine months ended September 30, 2005.

These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

NOTE 8 RELATED PARTY ASSOCIATIONS

The licensing agreement between the Company and Anthos Holdings, LLC (the owner of that technology) has enabled the Company to secure new revenue agreements in 2005. It is considered pivotal and a key core issue as to the growth of the Company - in the short term.

During 2005, there were changes involving the licensing agreement and key management personnel that necessitated a temporary element of control by GeneThera over the operation and management of the licensing company. That degree of control by the Company could make it appear as if the Company and Anthos are related parties.

Management has turned over its temporary management/control of the licensing company to its newly appointed managing member.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Gross profits for the three-month period ended September 30, 2005 were $80,000 compared to $0 for the same period last year. Gross profit increase is attributable to the continuance of two contracts that started in the second quarter for the Company's R&D Services. Personnel (salaries) increased from $873 for the prior three month period ending September 30, 2004 to $100,765 for the three month period ending September 30, 2005. Personnel (salaries) increase occurred because adequate funding was in place for the quarter allowing for all personnel to be paid fully for the quarter, unlike in the previous year's quarter. Professional expenses (consulting and professional fees) comparing the three month period ending September 30, 2004, to the three month period ending September 30, 2005, increased from $124,676 to $303,500 with the bulk of the increase attributable to the consulting agreement with Emerging Equities Group.

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

GEA TM SYSTEM

GEA TM is a proprietary assay development system. GEA was developed in 2001. To date the system has been used to develop our TSE molecular assay. GEA is a gene expression system to be used solely in our laboratory .The core of GEATM is Fluorogenic Polymerase Chain Reaction technology (F-PCR). GeneThera solves the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are fully integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system. This system results in minimal intervention and no post-PCR manipulation. GEA is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). To perform GEA, specific laboratory equipment is needed. This involves some substantial initial costs to set up the laboratory operations. However, the use of F-PCR represent a great advantage over other available systems because of its greater sensitivity, speed and accuracy.

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

PURIVAX TM TECHNOLOGY

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $24,234 as of September 30, 2005. Accounts receivable as of September 30, 2005 was $0. It is estimated that it will require outside capital for the fiscal year 2006 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. Currently the company is in discussions with two groups to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

DEVELOPMENTS

In July 2005, we entered into a consulting agreement with Emerging Equity Group, Inc., (the "Consultant") pursuant to which the Consultant agreed to provide us with certain financial and public relations services to introduce GeneThera into Europe in exchange for the issuance of 400,000 shares of our common stock. These shares had a market value of approximately $296,000 on the date of issuance, which our board determined to be a reasonable amount for the services to be provided by the Consultant.

On August 25, 2005, Richard W. Bryans, Jr. was removed from the Company's Board of Directors. Mr. Bryans was previously removed as the Company's General Counsel as of July 29, 2005.

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

Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff's claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.'s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment is pending in favor of the plaintiff for approximately $40,000.00.

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

The trial date in July was vacated, to be reset upon notice based upon the plaintiffs' counsel's decision to possibly call GeneThera, Inc.'s counsel as an adverse witness at trial, thereby creating a conflict of interest for defense counsel, requiring him to withdraw from representation. GeneThera, Inc. is seeking to retain other trial counsel. A new trial date has not been set due to the retirement of the presiding judge.

New Trends Holdings, Inc. from British Columbia sued the Regency Group and GeneThera, Inc. in U.S. District Court for the District of Colorado on or about August 4, 2005 based upon a breach of contract claim arising from Regency Group's acting on behalf of GeneThera, Inc. to engage New Trends for the performance of services. GeneThera has filed a Motion to Dismiss it from the action on the grounds that the contract was between Regency and New Trends.

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

No matters were submitted to a vote of security holders as of September 30, 2005.

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

      33.1  Certification pursuant to section 302 of the Sarbanes-Oxley act of
            2002

      33.2  Certification pursuant to section 302 of the Sarbanes-Oxley act of
            2002

      99.1  Certification of the President and Chief Executive Officer

      99.2  Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 15th day of November, 2005.

                                          GENETHERA, INC.

                                          By: /s/ Antonio Milici
                                             ----------------------------------
                                          Name:  Antonio Milici
                                          Title: President and Chief Executive
                                                 Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on November 15, 2005:

Signature                  Title(s)

/s/ Antonio Milici         President, Chief Executive Officer and Director
------------------         (principal executive officer)
Antonio Milici



/s/ Steven M. Grubner      Chief Financial Officer and Director
---------------------      (principal financial and accounting officer)
Steven M. Grubner


/s/ Thomas Slaga            Director
----------------
Thomas Slaga