Form 10KSB
period 2005-12-31
GENETHERA INC
filed 2006-04-17
CIK 1017110

FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

                          Commission file No. 000-27237


                                 GeneThera, Inc.
           ----------------------------------------------------------
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

Yes |X| No | |

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The issuer's revenues for its most recent fiscal year was $190,982.

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of December 31, 2005 was $1,125,020

The number of shares outstanding as of the issuer's common stock as of December 31, 2005 was 22,661,892. The number of warrants outstanding as of December 31, 2005 was 597,826.

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

For the fiscal year 2005 the Company had one subsidiary, GeneThera, Inc., a Colorado corporation, ("GeneThera") for the whole year 2005 , and VDx, Inc.("VDX"), a Wisconsin Corporation for the first quarter of 2005. Subject to a mutual agreement effective April 1, 2005, the previous purchase of VDX was rescinded.

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

VDx, Inc.

In September 2004, the Company acquired VDx, Inc., a manufacturer and distributor of veterinary diagnostic equipment and tests; VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving. Effective April 1, 2005, the acquisition of VDx was rescinded and the parties were put back in the same position as if the acquisition never occurred. The Company received back all securities issued for the acquisition of VDx.

Employees

As of December 31, 2005, the Company had a total of four (4) full-time employees who devote substantial effort on the Company's behalf. None of the employees of the Company are represented by a collective bargaining unit.

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

Item 2. Description of Property

We lease a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033. The lease expires in January 2007 and the rent is $5,235.26 per month. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. Currently we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.


Item 3. Legal Proceedings

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney's fees in amounts to be determined at trial.
Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff's claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.'s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment was entered in favor of the plaintiff for approximately $30,000.00. The Company has appealed this judgment and is in process of filing the appeal.

On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000.00 and $18,000.00 respectively, plus costs, interest, expert fees and attorney's fees in amounts to be determined at trial. The trial date in July was vacated, to be reset upon notice based upon the plaintiffs' counsel's decision to possibly call GeneThera, Inc.'s counsel as an adverse witness at trial, thereby creating a conflict of interest for defense counsel, requiring him to withdraw from representation. GeneThera, Inc. has retained other trial counsel. A new trial date has been set for May 16-19, 2006.

New Trends Holdings, Inc. from British Columbia sued the Regency Group and GeneThera, Inc. in U.S. District Court for the District of Colorado on or about August 4, 2005 based upon a breach of contract claim arising from Regency Group's acting on behalf of GeneThera, Inc. to engage New Trends for the performance of services. GeneThera filed a Motion to Dismiss it from the action on the grounds that the contract was between Regency and New Trends. Regency and New Trends settled the case and reimbursed GeneThera for all costs incurred in defending the action.

OR Surgical, Inc. sued GeneThera, Inc. to recover money and/or stock it claims was owed as the result of a business arrangement involving an equipment lease. The parties settled the matter without further litigation and OR Surgical was issued 40,000 shares in March 2006.


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


                  Year          Quarter            High            Low
                  2005          Fourth            $0.49          $ 0.10
                                Third              1.00            0.40
                                Second             1.05            0.54
                                First              1.25            0.92
                  ------------------------------------------------------

                  2004          Fourth            $1.94          $ 0.88
                                Third              1.60            0.70
                                Second             2.85            0.90
                                First              4.39            2.05

                  2003          Fourth             3.42            1.55
                                Third              2.40            0.89
                                Second             1.70            0.35
                                First              1.55            0.60

*Source AlphaTrade


There are no restrictions on the payment of dividends. We have paid no dividends to date and none are anticipated. There were approximately 1250 record holders of common stock as of December 31, 2005.

DIVIDENDS

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation


You should read the following discussion of our results and plan of operation in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Statements in this Management's Discussion and Analysis or Plan of Operation that are not statements of historical or current objective fact are "forward-looking statements."

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

We have not generated significant operating revenues, and as of December 31, 2005 we had incurred a cumulative net loss from inception of $14,186,665. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2005. For the years ended December 31, 2005 and 2004, our operating losses were $3,645,835 and $5,755,754 respectively. Our current liabilities exceeded current assets by $804,824 and $898,403 for the years ended December 31, 2005 and 2004, respectively.

Although we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan. Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $1,200,000 in additional funding. We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both. At this time, we have no commitments for additional capital funds. Moreover, depending on the development and activities of our business, and unforeseen and unanticipated events in our business, we may require additional funding over the next twelve to eighteen months to develop our business. This amount may exceed an additional $1,000,000 depending on cost involved in the further development and commercialization of our products. In such event, we may need immediate additional funding. Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors. Our inability to raise capital could impair our ability to implement our business plan and may ultimately force us to cease operations.

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

RECENT DEVELOPMENTS

The Company is in continued negotiations with the Italian Government to open a laboratory facility in Northern Italy for the validation and testing of its live animal test for TSE. The parties are currently discussing space requirements and personnel needs.

The Company has begun to form an entity with a Mexican company to jointly own and operate a laboratory facility in Monterrey, Mexico for express purposes of testing cattle for TSE. The entity is currently being legally formed.

In March 2006, the Company engaged a marketing consultant named CLX and Associates (CLX) to replace the marketing consultant engaged in March 2005. The previous marketing consultant returned all 1,375,000 shares previously issued. CLX received 1,000,000 shares that had a market value of approximately $180,000 on the date of issuance, which our board determined to be a reasonable amount for the marketing and public relations services to be provided by CLX.

The Company terminated its Investor Relations arrangement with The Regency Group in February 2006.

RESULTS OF OPERATIONS

Fiscal Year Ending December 31, 2005 Compared to Fiscal Year Ending December 31, 2004

Personnel and professional expenses (consulting and professional fees and salaries) increased to $2,646,610 for the fiscal year ending December 31, 2005 from $1,654,650 for the year ending December 31, 2004. Comparing the year ended December 31, 2005 to the year ended December 31, 2004, expenses decreased to $3,542,286 from $4,490,434.

We recorded a net loss of $3,645,835 for the year ended December 31, 2005 compared to $5,755,754 for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $1,579 as of December 31, 2005 and a cash balance of $7,402 as of December 31, 2004. Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations. We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No.123. SFAS No. 123GeneThera supersedes APB No.25, and amends SFAS No.95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123GeneThera is similar to the approach described in SFAS No. 123. However, SFAS No.123GeneThera requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No.123GeneThera must be adopted no later than July 1, 2005. The Company has adopted SFAS No.123GeneThera using a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFASNo.123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

BUSINESS

OVERVIEW

GeneThera, Inc., a Florida corporation, was formerly known as Hand Brand Distribution, Inc., and was incorporated in November 1995, under the laws of the State of Florida. Up until 2002, GeneThera, Inc. was a private Colorado corporation ("GeneThera Colorado"). The Board of Directors at that time determined it would be in the best interests of the Company to become a publicly traded company in order to facilitate the business goals and objectives of the Company. That led to negotiations with the Board of Hand Brand Distribution to effect a reverse acquisition. The negotiations were on an "arms-length" basis at the time and resulted in the reverse acquisition being completed in October of 2003 with the distribution of shares to Dr. Milici for the acquisition from him of GeneThera, Inc. A total of 9,270,000 (after 2:1) shares were issued as consideration for the sale of the private corporation. GeneThera received all the assets of GeneThera Colorado including all laboratory equipment, laboratory supplies, research and development, processes, and intellectual property. The Company acquired Family Health News as a wholly owned subsidiary as an asset and no liabilities. Family Health News was subsequently disposed of in October 2003. In September 2004, the Company acquired Vdx, Inc., a manufacturer and distributor of veterinary diagnostic equipment and tests, VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving. The acquisition of VDx was rescinded effective April 1, 2005.

We are a biotechnology company that develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health. We are in the development stage and have not generated significant revenues since our organization. GeneThera's business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA TM) with PURIVAX TM, its system for analyzing large-scale DNA sequencing. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today - all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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


BUSINESS MODEL

Summary. GeneThera's animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA(TM)) with PURIVAX(TM), its system for analyzing large-scale DNA sequencing. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today - all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

Both vaccine developments are in the "in Vitro" stage. We expect to initiate experimental animal studies for Johnne's disease in the next 2-3 months. A longer time frame (6-8 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GEA TM and PURIVAX TM rAD and rAAV systems. This integrated technology platform yields fast-track vaccine development. Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24. We estimate that the cost to bring these vaccines to market is $2-5 million. There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market. The GEA TM applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GEA(TM) assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working. F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s). We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GEA(TM) SYSTEM

GEA(TM) is a proprietary assay development system. GEA was developed in 2001. To date the system has been used to develop our TSE molecular assay. GEA is a gene expression system to be used solely in our laboratory and will not be marketed for commercial sale. The core of GEA(TM) is Fluorogenic Polymerase Chain Reaction technology (F-PCR). GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system. This system results in minimal intervention and no post-PCR manipulation. GEA is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). Fluorogenic PCR (F-PCR) is a 5' nuclease assay based on a sequence specific hybridization between a nucleic acid target and a fluorogenic probe complementary to the target sequence. The probe consists of an oligonucleotide with a reporter and quencher dye attached. Due to the unique design of the fluorogenic probe the 5'-3' nuclease activity of the Taq Polymerase allows direct detection of PCR products by the release of the fluorogenic reporter during PCR. The reporter and the quencher dye are linked to the 5' and 3' end of the probe. A fluorescent reporter dye such as FAM (6-carboxyfluorescein) is covalently linked to the 5' end of the oligonucleotide. Each of the reporters is quenched by TAMRA (carboxytetramethylrhodamine) attached via linker arm that is typically located at the 3' end of the probe. When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence. During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site. The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region hybridizes to the target. The Taq Polymerase does not cleave free probe. After cleavage, the shortened probe dissociates from the target and the polymerization of the strand continues. This process occurs in every cycle and does not interfere with the exponential accumulation of the product. The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated. The specificity of this 5' nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur. Thus the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR. No signal is generated by non-specific amplification.

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

     GeneThera currently faces limited competition in the use of F-PCR technology and the modular unit concept for commercial testing of either infectious disease in animals or food pathogen contamination. Currently, most labs utilize conventional microbiology, immunological or conventional PCR methods for either veterinary diseases or food pathogen contamination detection. Specific to microbiology and immunological techniques, the drawbacks of these approaches are:

     4. the antibodies-based culture media used to detect the presence of infectious diseases has a low level of sensitivity;
     4. high background due to non-specific binding of antibodies and/or culture contamination;
     4.   sample preparation and storage creates artifacts; and
     4.   long, cumbersome protocols necessary to perform these tests.

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

GeneThera's PURIVAX(TM) is a multi-resin anion exchange chromatography system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors. PURIVAX(TM) is intended to completely eliminate toxic side effects associated with adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines. Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful tool for an innovative vaccine design process known as "genetic immunization."

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

     4.   lack of large scale purification system; and
     4.   low viral titer

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

Molecular Biology services consisting of:

Synthetic cDNA Construction
Prokaryotic Expression Vector Construction & Development
     4.   coli Expression Strain Evaluation
Pilot Scale Fermentation
Mammalian Expression Vector Construction & Development
Baculovirus Expression
Protein Isolation
Protein Engineering: Complement Determining Region Conjugated Proteins Monoclonal Antibody Production Chimerization & Humanization
Vector design for Prokaryotic Expression of Antibody Fragments (Fab) and Single Chain Antibody (ScFv)
Pilot Scale-up Development
Process Purification & Characterization
Assay Development & Quality Control Pharmaceutical Dosage and Formulation

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

INTELLECTUAL PROPERTY

We do not own any patents on any of our technology and have not filed any applications for patents in any country. We have only recently engaged a patent law firm to assist us in the review of our technology, namely, PURIVAX(TM) and GEA(TM), to determine whether it might be patentable. We cannot give any assurance that we will be able to file any patent applications or that, if we file one or more applications for patents, any patents will issue or that, if issued, the claims granted in any such patents will afford us adequate protection against competitors with similar technology.

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

COMPETITION

We face competition from many companies, universities, and research institutions in the United States and abroad. Virtually all of our competitors have substantially greater resources, experience in product commercialization, and obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and manufacturing capabilities than we do. We will face competition from companies marketing existing products or developing new products for diseases targeted by our technologies. The development of new products for those diseases for which we are attempting to develop products could render our product candidates noncompetitive and obsolete. Our current competitors include Prionics AG, IDEXX Laboratories, Inc., and Bio-Rad Laboratories, Inc.

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

EMPLOYEES

As of December 31, 2005, we had a total of four (4) full-time employees who devote substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. We entered into an employment agreement with Antonio Milici, M.D., Ph.D, to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2007. In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annum plus bonuses as may be determined by the Board of Directors in its sole discretion. As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work. We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 1, 2007. Ms Irizarry's base salary is $90,000 per annum. There are no employee issues at this time.

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

PROPERTIES

We lease a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033. The lease expires in January 2007 and the rent is $5,235.26 per month. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. Currently we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.

LEGAL MATTERS

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney's fees in amounts to be determined at trial.
Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff's claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.'s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment was entered in favor of the plaintiff for approximately $30,000.00. The Company has appealed this judgement and is in process of filing the appeal.

On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000.00 and $18,000.00 respectively, plus costs, interest, expert fees and attorney's fees in amounts to be determined at trial. The trial date in July was vacated, to be reset upon notice based upon the plaintiffs' counsel's decision to possibly call GeneThera, Inc.'s counsel as an adverse witness at trial, thereby creating a conflict of interest for defense counsel, requiring him to withdraw from representation. GeneThera, Inc. has retained other trial counsel. A new trial date has been set for May 16-19, 2006.

New Trends Holdings, Inc. from British Columbia sued the Regency Group and GeneThera, Inc. in U.S. District Court for the District of Colorado on or about August 4, 2005 based upon a breach of contract claim arising from Regency Group's acting on behalf of GeneThera, Inc. to engage New Trends for the performance of services. GeneThera has filed a Motion to Dismiss it from the action on the grounds that the contract was between Regency and New Trends. Regency and New Trends settled the case and reimbursed GeneThera for all costs incurred in defending the action.

OR Surgical, Inc. sued GeneThera, Inc. to recover money and/or stock it claims to be owed as the result of a business arrangement involving an equipment lease. The parties settled the matter without further litigation and OR Surgical was issued 40,000 shares in March 2006.

Item 7. Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 6, 2006, our auditors, Kantor, Geisler & Oppenheimer, P.A., notified the Company in writing that they resigned as auditors. The attached financials have been certified by Jaspers & Hall.

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

Item 9. Directors, Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company's executive officers and directors.

Name                     Age Positions
----                     --- ---------

Dr. Antonio Milici       51  Chairman of the Board, Chief Executive Officer
                             and Chief Scientific Officer

Steven M. Grubner        47  Chief Financial Officer and Director

Dr. Thomas Slaga         61  Director


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

Item 10. Executive Compensation

The following table sets forth certain summary information for the fiscal year ended December 31, 2005 concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2005.


                           SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal year ended December 31, 2005 concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2004 that served as our Chief Executive Officer or earned compensation in excess of $100,000 (the "Named Executive Officers"). No other executive officer of the company had a total annual salary and bonus for 2005 that exceeded $100,000. Antonio Milici, M.D., Ph.D. and Steven M. Grubner were the only executive officers during the fiscal year ended December 31, 2005.

     The following table summarizes compensation earned in each of the last three fiscal years by the named officers.

                              Annual Compensation                             Long-Term Compensation
                              -------------------                             ----------------------
                                                                                   Securities
                                                                       Restricted  Underlying
                                                      All Other Annual    Stock     Options/       All Other
Name and Principal         Year    Salary      Bonus   Compensation(3)  Awards($)    SARS(#)    Compensation($)
Position
Antonio Milici M.D. PhD.,  2005   $144,000       --          --             --        300,000(4)       --
Chief Executive Officer    2004   $144,000(1)    --          --             --          --             --
                           2003   $144,000(2)    --          --             --          --             --

(1)Of this amount, $54,000 was paid to Dr. Milici in 2004 and $90,000 has been deferred.
(2)All of this amount has been deferred.
(3)The Company provides Dr. Milici with a company car and reimburses him for fuel costs.
(4)These options were granted on 6/29/04 at an exercise price of $.90 and subsequently recast at $.25.

OPTION GRANTS IN LAST FISCAL YEAR

The Company grants options to its executive officers under the GeneThera 2004 Senior Executive Officer Plan. As of December 31, 2005, options to purchase a total of 1,450,000 shares were outstanding under the 2004 Senior Executive Officer Plan and options to purchase 550,000 shares remained available for grant thereunder.

The following table shows for the fiscal year ended December 31, 2005, certain information regarding options granted to the Named Executive Officers:

Option Grants in Fiscal 2005
                 Individual Grants
                --------------------------------------------------------
                 Number of    Percentage of
                 Securities   Total Options
                 Underlying   Granted to
                 Options      Employees in    Exercise Price  Expiration
Name             Granted (#)  Fiscal 2004(1)  ($/Sh)          Date
Antonio Milici   0            0               0               0

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

                 Shares
                 Acquired               Number of Securities        Value of Unexercised
                 on           Value     Underlying Unexercised      In-the-Money Options
                 Exercise     Realized  Options at FY-End (#)(1)    at December 31, 2004 ($)(2)
Name             (#)          ($)       Exercisable  Unexercisable  Exercisable  Unexercisable
                                        -----------  -------------  -----------  -------------
Antonio Milici   --           --        300,000                     $0

(1) Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the market price of the Company's common stock at December 30, 2005.

(2) Value is based on the fair market value of the Company's common stock at December 31, 2005 ($.10) with respect to in-the-money options, minus the exercise price of the options.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


The following table shows, as of December 31, 2005, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 3930 Youngfield Street, Wheat Ridge, CO 80033.

                                            Number of Shares
Name of Beneficial Owner                    Beneficially Owned    Percent of Class (1)
                                            (1)
Five Percent Shareholders:

0711005 BC Ltd. Marketing Group             1,375,000 (2)         6.07%
 565 Stevens Dr.
 West Vancouver, BC, Canada V7S 1E1


Directors and Executive Officers:

Dr. Antonio Milici (3)                      11,043,339            48.7%

Steven M. Grubner (4)                       645,000               2.8%

All Directors and Executive Officers as a   11,668,339            51.57%
Group (2 persons):


(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 22,661,892 shares of common stock outstanding on December 31, 2005, adjusted as required by rules promulgated by the SEC.
(2) Subsequently returned to the Company in March 2006
(3) Includes 300,000 shares subject to options exercisable within 60 days of December 31, 2005
(4) Includes 600,000 shares subject to options exercisable within 60 days of December 31, 2005.

Item 12. Certain Relationships and Related Transactions


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

MARKETING CONSULTANT

In March 2005, we entered into a consulting agreement with 0711005 B.C. Ltd (the "Marketing Consultant") pursuant to which the Marketing Consultant agreed to provide us with certain marketing and public relations services in exchange for the issuance of 1,375,000 shares of our common stock. These shares had a market value of approximately $1,430,000 on the date of issuance, which our board determined to be a reasonable amount for the marketing and public relations services to be provided by the Marketing Consultant. This consultant was terminated in March 2006 and replaced with another company. The 1,375,000 shares issued to 0711005 B.C. Ltd were returned to the company and 1,000,000 shares were issued to CLX and Associates.
These shares had a market value of approximately $180,000 on the date of issuance, which our board determined to be a reasonable amount for the marketing and public relations services to be provided by CLX.

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

     2004     $93,585
     2005     $60,000

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2006.

GeneThera, Inc.

By: /s/ Antonio Milici
----------------------
Antonio Milici, M.D., Ph.D.
President

By: /s/ Steven M. Grubner
-------------------------
Steven M. Grubner
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                           Date
---------                     -----                           ----
/s/ Antonio Milici            President                       April 17, 2006
Antonio Milici, M.D., Ph.D.   Director

/s/ Steven M. Grubner         Chief Financial                 April 17, 2006
Steven M. Grubner             Officer

/s/ Dr. Thomas Slaga          Director                        April 17, 2006
Dr. Thomas Slaga

                                 GENETHERA, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005

                        GENETHERA, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005



                                TABLE OF CONTENTS



                                                                                Page No.
                                                                                --------

Independent Registered Public Accounting Firm's Report                              2

Consolidated Balance Sheets - December 31, 2005 and 2004                           3-4

Consolidated Statements of Operations for the
Period From October 5, 1998 (Inception) to December 31, 2005                        5

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
Period From October 5, 1998 (Inception) to December 31, 2005                        6

Consolidated Statements of Cash Flows for the
Period From October 5, 1998 (Inception) to December 31, 2005                        7

Notes to Consolidated Financial Statements                                          8

             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT



To the Board of Directors
GeneThera, Inc., and Subsidiaries
Wheat Ridge, Colorado

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. (a development stage company) and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and comprehensive loss and cash flows for the periods ended December 31, 2005, December 31, 2004, and from October 5, 1998 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of its operations, and its cash flows for each of the years in the period ended December 31, 2005, December 31, 2004, and from October 5, 1998 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

                        GENETHERA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2005 AND 2004


                                  Assets
                                                                            2005              2004
                                                                      ------------        -----------
Current assets
Cash                                                                  $      1,578              7,402
Accounts Receivable                                                   $     25,810             13,601
Prepaid expenses                                                            10,551             48,694
                                                                      -------------------------------

Total current assets                                                        37,939             69,697

Property and equipment, net                                                375,907            510,215

Other assets                                                                15,014            333,728
                                                                      -------------------------------


Total Assets                                                          $    428,860       $    913,640
                                                                      ===============================

                       See notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2005 AND 2004

                   Liabilities and Stockholders' Deficit
                                                                            2005              2004
Current liabilities                                                   ------------        -----------
Bank overdraft                                                                --

Accounts payable                                                      $    185,730            143,838
Accrued expenses                                                           601,921            716,603
Leases payable                                                              14,351             30,506
Notes payable                                                               55,775             58,153
Convertible Notes                                                                0             19,000
                                                                      -------------------------------
Total current liabilities                                                  857,777            968,100

Long Term Liabilities                                                            0            128,430
                                                                      -------------------------------

Total Liabilities                                                     $    857,777       $  1,096,530
                                                                      -------------------------------
Stockholders' deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
4,600 and no shares issued and outstanding                            $          5               --
Common stock $.001 par value, authorized 100,000,000 shares;
22,661,892 and 19,061,010 issued and outstanding
   at December 31, 2005 and 2004 respectively                               22,663             19,061
Additional paid in capital                                              13,882,938         10,438,919
Preferred dividends                                                        (46,338)              --
Subscription receivable                                                   (100,040)          (100,040)
Treasury stock                                                              (1,480)              --
Deficit accumulated during development stage                           (14,186,665)       (10,540,830)
                                                                      -------------------------------
Total Stockholders' Deficit                                               (428,917)          (182,890)
                                                                      -------------------------------

Total Liabilities &  Stockholders' Deficit                            $    428,860       $    913,640
                                                                      ===============================


                       See notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO SEPTEMBER 30, 2005
                                  (UNAUDITED)



                                                                       For the period from
                                        Year Ended December 31,          October 5, 1998
                                         2005              2004           (inception) to
                                                                        December 31, 2005
                                   --------------------------------------------------------
Income
Contract revenues                        $    190,982       $     25,496       $    294,090
Research fees                                    --                 --         $    188,382
                                   --------------------------------------------------------
Total income                                  190,982             25,496       $    482,472
                                                                               $         --
Cost of sales                                    --              (13,486)      $    (43,838)
                                   --------------------------------------------------------
Gross profit                                  190,982             12,010            438,634
                                   --------------------------------------------------------
Expenses
Other compensation                               --            2,119,009       $  3,283,009
Consulting                                  1,952,040          1,341,160       $  4,117,584
   General and admin expenses                 904,288            415,523       $  2,353,415
Payroll expenses                              469,864            313,490       $  1,621,553
Lease expense                                  71,344             90,987       $    472,095
   Depreciation                                76,195             73,794       $    304,217
Settlement expense                                                57,493       $     57,493
Impairment of long-lived asset                 14,936             55,714       $     70,650
Lab expenses                                   53,618             23,264       $    254,965
                                   --------------------------------------------------------
Total expenses                              3,542,286          4,490,434         12,534,982
                                   --------------------------------------------------------
Loss from operations                       (3,351,304)        (4,478,424)       (12,096,347)

Other income (expenses)
Beneficial conversion expense                (367,197)        (1,301,373)      $ (1,987,791)
Interest expense                               (2,524)            (4,022)      $    (47,152)
Gain on settlements                            48,600               --         $     48,600
Other income (expenses), net                   26,588             28,065       $     18,088
                                   --------------------------------------------------------
Net loss from continuing operations        (3,645,835)        (5,755,754)       (14,064,602)

Loss from discontinued operations                --                 --         $   (122,065)
Gain (loss) from disposal of subs                --                 --         $       --

Net loss                                 $ (3,645,835)      $ (5,755,754)      $(14,186,667)
                                   ========================================================
Loss per common share                    $      (0.17)      $      (0.30)      $      (0.63)




                       See notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE PERIOD ENDED DECEMBER 31, 2005
                                  (UNAUDITED)


                                                                                                       Development
                                                                                                          Stage
                           Preferred Stock      Common Stock         Paid in     Treasury Stock    Accumulated  Preferred
                            Shares  Amount      Shares    Amount     Capital    Shares     Cost      Deficit     Dividends  Total
                           --------------------------------------------------------------------------------------------------------
Balance
  December 31, 2004                -   $   -  19,061,010 $ 19,061 $ 10,438,918      -      $ -   $(10,540,830)          $ (182,891)

Shares issued
 in exchange
 for convertible
  notes payable                                   19,000       19       18,981                                             19,000

Shares issued for
  consulting services      2,050,000   2,050   1,965,950                                            1,968,000

Shares issued to officers                         90,000       90       73,260                                             73,350

Cancellation of
  previously
  issued consulting
  shares                                         (15,204)     (15)     (15,945)                                           (15,960)

Beneficial
  conversion feature                                                   367,197                                            367,197

Preferred stock issued        11,000      11                         1,099,989                                          1,100,000

Preferred dividends paid                                                                              (46,338) (46,338)

Purchase of treasury stock                                                         (1,400) (1,480)                         (1,480)

Shares issued upon
  conversion of
  Preferred Shares            (1,400)     (1)    318,182      318         (317)                                                 -

Additional Paid in
  capital- related party                                                20,000                                             20,000

Shares issued to employees                        15,000       15       12,285                                             12,300

Shares issued
  upon conversion of
  Preferred Shares            (5,000)     (5)  1,086,957    1,087       (1,082)                                                 -

Satisfaction of
  Subscription Receivable                                             (100,040)                                          (100,040)

Shares issued to replace
cancelled certificate                                250        1          109                                                110

Adjustment to synchronize
 with Transfer Agent
 12/31/2005                                       36,697       37        3,633                                              3,670

Net loss for the year 2005                                                                         (3,645,835)         (3,645,835)



Balance December 31, 2005      4,600       5  22,661,892   22,663   13,882,938    (1,400)  (1,480)(14,186,665) (46,338)  (428,917)





                       See notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2004



                                                                                                     For the period from
                                                         Year ended December 31,                      October 5, 1998
                                                                                                       (inception) to
                                                                2005                   2004           December 31, 2005
                                                             ------------          -------------      -----------------

Cash flows from operating activities:
  Net loss                                                   $ (3,645,835)         $ (5,755,754)         $(14,186,666)
                                                             ------------          ------------          ------------
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
Depreciation and amortization                                      76,195                73,794          $    311,716
Compensation in exchange for common stock                       2,035,550             3,484,168          $  7,758,468
Beneficial conversion feature                                     367,197             1,301,373          $  1,987,791
Loss on impairment                                                 14,936                55,714          $     70,650
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable                                               (12,209)              (13,601)         $    (25,810)
Inventory                                                            --                    --            $       --
Prepaid expenses                                                   38,143               (48,694)         $    (10,551)
Other assets                                                        9,736                (1,200)         $     45,284
Increase in account payable
and accrued liabilites                                             70,731                90,455          $    895,326
                                                             ------------          ------------
      Total adjustments                                         2,600,279             4,942,009            11,032,874
                                                             ------------          ------------          ------------
  Net cash used in operating activities                        (1,045,556)             (813,745)           (3,153,792)
                                                             ------------          ------------          ------------
Cash flows from investing activities:
  Cash payments for the purchase of property                      (71,871)             (158,831)             (265,771)
                                                             ------------          ------------          ------------
Cash flows from financing activities:
   Bank overdraft                                                   2,125                37,611
Capital contributed as equipment                                  272,376
Principal payments on notes & leases payable                         --                (162,482)             (233,297)
Proceeds from lease payable                                          --                 150,000               150,000
Proceeds from issuance of  stock                                1,111,604               149,960             1,705,526
Proceeds from loans payable                                          --                 842,500             1,491,050
                                                             ------------          ------------
  Net cash provided by financing activities                     1,111,604               979,978             3,423,266
                                                             ------------          ------------          ------------
Net increase (decrease) in cash                                    (5,823)                7,402                 3,704

Cash, beginning of year                                             7,402                  --                    --
                                                             ------------          ------------          ------------
Cash, end of year                                            $      1,578          $      7,402          $      1,578
                                                             ============          ============          ============
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense             $      2,524          $      4,022          $     32,317
                                                             ------------          ------------          ------------

                       See notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005



NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and it's wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively the "Company")

GeneThera, Inc., formerly known as Hand Brand Distribution, Inc., was incorporated in November 1995, under the laws of the State of Florida. On February 25, 2002, GeneThera, Inc. acquired 100% of the outstanding shares of GeneThera, Inc. (Colorado) in an 8:1 reverse split. A total of 16,611,900 shares of common stock were issued for the acquisition. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of GeneThera, Inc. (Colorado). On September 20, 2004, the Company acquired 100% of the outstanding shares of VDx, Inc. A total of 375,000 shares of common stock were issued for the transaction. Effective April 1, 2005, the acquisition of VDx, Inc. was rescinded with the parties returning to their original positions. There was a loss on disposal of $12,032 in connection with the rescission.

GeneThera, Inc. (Colorado) is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeneThera, Inc. (Florida) and GeneThera, Inc. (Colorado). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There are no major estimates for this report.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration risks are cash and accounts receivable. At various times during the year, the Company had deposits in excess of the federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005



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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets to determine whether events or changes in circumstances occurred that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. In 2005, the Company impaired two assets for a total of $14,936.

Revenue Recognition

Revenues from sales are recognized when invoiced.

Loss per Share

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2005 and 2004 all common stock equivalents were antidilutive and therefore diluted loss per share equaled basic loss per share. The total outstanding warrants of 597,826 are added into the weighted average of common shares prior to calculating basic loss per share.

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

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005



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

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005



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



NOTE 2          PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consisted of the following:



                                           2005               2004
                                        ----------         ---------
Office equipment                        $  84,344          $  45,452
Laboratory equipment                      643,084            730,488
                                        ---------          ---------

                                          727,428            775,490
Less:  Accumulated depreciation          (351,521)          (265,726)
                                        ---------          ---------
                                        $ 375,907          $ 510,215
                                        =========          =========

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005



NOTE 2          PROPERTY AND EQUIPMENT - continued

Depreciation expense for the years ended December 31, 2005 and 2004 was $ 76,195 and $73,794, respectively.

During the year ended December 31, 2002, the Company entered into capital lease agreements to acquire laboratory equipment and a computer.

During the year ended December 31, 2004, the Company entered into a capital lease agreement to acquire laboratory equipment.

In December 2005, the Company cancelled the capital lease agreement with Beckman-Coulter. No payments had been made during 2005 towards this lease.


NOTE 3          LEASE OBLIGATIONS

Operating Leases

The Company leases its office, warehouse, laboratory space and vehicles under non-cancelable operating leases, which have initial terms in excess of one year.

Total lease expense for the years ended December 31, 2005 and 2004 was $71,344, and $90,987, respectively.

Capital Leases

The Company's property under capital leases is included in property and equipment (See Note 2) and is summarized as follows:

                                                2005                2004
                                             --------          ------------
         Laboratory Equipment                   $   0          $    183,212
         Computer                                   0                 2,672
                                             --------          ------------
                                                    0               185,984
         Less:  Accumulated depreciation           (0)              (11,396)
                                             --------          ------------
         Net assets under capital leases        $   0          $    174,588
                                             ========          ============

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005



NOTE 3          LEASE OBLIGATIONS - continued

Capital Leases

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2005 were as follows:


                                                                           Operating                Capital
                                                                            Leases                   Leases
                                                                           ----------             -----------

         2006                                                                 63,217                     0
         2007                                                                      0                     0
         2008                                                                      0                     0
         2009                                                                      0                     0
         2010 and thereafter                                                       0                     0
                                                                                   -                     -

                                                                           $  63,217                     0
                                                                           =========
         Less amount representing interest                                                               0
                                                                                                      ----
         Present value of minimum lease payments                                                         0
         Less current portion                                                                           (0)
                                                                                                      ----
         Long-term portion of capital lease payable                                                    $ 0
                                                                                                      ====


Total interest expense, including late fees, under capital leases was $2,524 and $2,352 for the years ended December 31, 2005 and 2004, respectively.


NOTE 4          LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

                                                                           2005         2004
                                                                      -------------  -----------
         Loan payable with no interest, due on demand, unsecured.     $           0  $    20,000
         Less current portion                                                    (0)     (20,000)
                                                                      -------------  -----------

         Total long-term loan payable - related party                 $           0  $         0
                                                                      =============  ===========

There was no interest expense related to this obligation for the years ended December 31, 2005 and 2004.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005



NOTE 5          NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2005 and 2004 as follows:

                                                                           2005                    2004
                                                                      ---------------       --------------
         Various notes payable with interest
         rates ranging from 0% to 14%;
         various terms; secured by equipment and
         personal guarantees.                                         $            0        $       38,153
         Less current portion:                                                    (0)              (38,153)
                                                                      --------------        --------------

         Total long-term notes payable                                $            0        $            0
                                                                      ==============        ==============

         Total interest expense for these obligations for the year ended December 31, 2005 and 2004 was $0 and $5,136, respectively.


NOTE 6          CONVERTIBLE NOTES PAYABLE

The Company has outstanding convertible notes payable at December 31, 2005 and 2004 as follows:


                                                                             2005                  2004
                                                                        -----------           ------------
         Various convertible notes payable to individuals,
         with interest at 8%;  due at various dates
         from April 14, 2003 through June 18, 2004;
         convertible into shares of common
         stock at a price of $0.50 per share.                           $        0             $       0

         Convertible note payable to an individual,
         with interest at 10%; due
         May 16, 2004; convertible into shares of
         common stock at a price of $0.25 per share.                             0                     0

         Convertible note payable to an individual,
         with interest at 12%; due
         July 8, 2004; convertible into shares of
         common stock at a price of $1.00 per share.                             0                17,000

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005



NOTE 6          CONVERTIBLE NOTES PAYABLE - continued

                                                                            2005                 2004
                                                                     ----------------       --------------
         A convertible note payable to an individual,
         with interest at 8%; due
         February 15, 2005; convertible into
         shares of common stock at a price of $1.00 per share.                     0                 2,000
                                                                     ----------------       --------------
                                                                                   0                19,000
         Less:  current portion                                                   (0)              (19,000)
                                                                     ---------------        --------------
         Total long-term convertible notes payable                   $             0        $            0
                                                                     ===============        ==============

Interest expense for these obligations for the years ended December 31, 2005 and 2004 was $0 and $1,614, respectively.


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

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005

NOTE 7            STOCKHOLDERS' EQUITY (DEFICIT) - continued
                                                            -

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

In April 2005, under a rescission agreement, the Company rescinded 375,000 shares previously issued in September 2004 for the acquisition of VDx, Inc.

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

In October 2005, the Company issued 250 shares of common stock to replace an erroneously cancelled certificate.

In December 2005, the Company issued 36,997 shares on the books of the Company to match the issued shares report provided by our transfer agent.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005

NOTE 7   STOCKHOLDERS' EQUITY (DEFICIT) - continued

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

In June 2005, 1,400 shares of Series A Preferred Stock were cancelled and converted into 318,182 common shares of the company

In July 2005, 5,000 shares of Series A Preferred Stock were cancelled and converted into 1,086,957 common shares of the company.

NOTE 8          INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2005 and 2004 of approximately $14,150,000 and $10,670,000, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2025. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

NOTE 9          IMPAIRMENT OF LONG - LIVED ASSET

In 2005,  management  reviewed the carrying amount of certain office  equipment.
Based on quotations from vendors, the carrying value of the copy machine was reduced from $12,600 to a salvage value of $3,000. The impairment is therefore $9,600.


NOTE 10         CONTINGENCIES

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements. While the ultimate outcome of these matters has yet to be determined, management has included a provision for these claims based on known facts and circumstances as of December 31, 2005 in the amount of $40,000.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005

NOTE 11         GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2005 and 2004, the Company showed operating losses of $3,636,232 and $5,755,754, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $804,824 and $898,403 for the years ended December 31 2005 and 2004, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.


NOTE 12     RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense when incurred. The following table illustrates the types of expenses imbedded in the financial statements as costs related to laboratory research, formulation, design and testing of products and processes as related to the business plan.


                         2005            2004
                      --------         --------
Consulting            $240,000         $240,000
Salaries               143,714          164,714
Lease expense           63,217           50,703
Depreciation            76,195           66,551
Lab expenses            53,618           58,600
                      --------         --------

Totals                $576,744         $541,299

NOTE 13     BENEFICIAL CONVERSION EXPENSE

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

Beneficial conversion expense was $367,197 and $1,301,373 for the periods ended December 31, 2005 and 2004, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005

NOTE 14    ACQUISITION OF VDx, INC.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

         Cash                     $   1,000  Accounts payable           $15,683
         Accounts receivable          4,445  Loan payable                 3,994
                                                                       --------
         Goodwill                   350,314
         Security deposit              2,200 Total liabilities assumed   19,677
                                  ---------                            --------
         Total assets             $ 357,959  Net assets acquired       $338,282
                                  ---------                            --------

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

Effective April 1, 2005, the acquisition of VDx was rescinded by mutual agreement between the Board and the previous owners of VDx. The 375,000 shares issued for the acquisition of VDx were returned to the company and all control was passed back to the original ownership. Both parties were put back in the same position as if the acquisition was never done. The certificate was not cancelled in 2005 but has been cancelled and reissued in the first quarter of 2006.