Form 10QSB
period 2006-03-31
GENETHERA INC
filed 2006-05-23
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,792,142 Shares of $.001 par value Common Stock outstanding as of March 31, 2006 and 4,600 Shares of $.001 par value Preferred Stock outstanding as of March 31, 2006.

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


                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 GENETHERA, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               THREE MONTHS ENDED
                                 MARCH 31, 2006

                         GENETHERA, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2006




                                TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------

Report of Independent Registered Public Accounting Firm                   2

Consolidated Balance Sheet March 31, 2006 (unaudited)                     3

Consolidated Statements of Operations for the Three Months Ended
 March 31, 2006 and 2005 (unaudited)                                      5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
 for the Period ended March 31, 2006 (unaudited)                          6

Consolidated Statements of Cash Flows for the Three Months Ended
 March 31, 2006 and 2005 (unaudited)                                      7

Notes to Consolidated Financial Statements (unaudited)                    8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
GeneThera, Inc.
Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiaries as of March 31, 2006, (unaudited) and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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



JASPERS+HALL


Denver, Colorado
May 22, 2005

                         GENETHERA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006




                                     Assets

                                                 Three months ended
                                                   March 31, 2006
                                                     (Unaudited)
                                               -----------------------
Current Assets
  Cash                                          $               1,291
  Accounts receivable                                          97,983
  Prepaid expenses                                             10,551
                                               -----------------------

Total Current Assets                                          109,826
                                               -----------------------

Property and equipment, net                                   418,137
                                               -----------------------

Other Assets
  Assets                                                       58,725
  Deposits                                                      5,278
                                               -----------------------

  Total Other Assets                                           64,003
                                               -----------------------


  Total Assets                                  $             591,965
                                               =======================


                 Read report and notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006


                      Liabilities and Stockholders' Equity

                                                                  Three months ended
                                                                    March 31, 2006
                                                                     (Unaudited)
                                                                 --------------------
Current Liabilities
  Accounts payable                                                $          275,729
  Accrued expenses                                                           709,838
  Leases payable, current portion                                             12,944
  Notes payable                                                               94,499

                                                                 -------------------

Total Current Liabilities                                                  1,093,010
                                                                 --------------------


Long Term Liabilities
  Repayment of Loan                                                            2,000
                                                                 --------------------


Total Liabilities                                                          1,095,010
                                                                 --------------------



Stockholders' Equity
  Preferred stock, $.001 par value, 20,000,000 shares
   authorized; 4,600 shares issued and outstanding                                 5
  Common stock $.001 par value, 100,000,000 shares authorized;
   22,792,142 shares issued and outstanding                                   22,794
  Additional paid in capital                                              14,002,876
  Preferred dividends                                                        (46,338)
  Treasury stock, shares at cost - 1,400                                      (1,480)
  Deficit accumulated during development stage                           (14,480,902)
                                                                 --------------------

  Total Stockholders' Equity                                                (503,045)
                                                                 --------------------


Total Liabilities &  Stockholders' Equity                         $          591,965
                                                                 ====================

                 Read report and notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO MARCH 31, 2006
                                  (UNAUDITED)

                                                                                   For the period from
                                           3 month period ended March 31,            October 5, 1998
                                             2006                  2005               (inception) to
                                                                                      March 31, 2006
                                       -----------------     -----------------     --------------------
Income
  Sales                                 $        90,000       $        41,754       $          384,090
  Research fees                                       -                     -                  188,382
                                       -----------------     -----------------     --------------------
Total income                                     90,000                41,754                  572,472

Cost of sales                                         -               (15,001)                 (43,838)
                                       -----------------     -----------------     --------------------

Gross profit                                     90,000                26,753                  528,634
                                       -----------------     -----------------     --------------------

Expenses
  Other compensation                                  -                     -                3,283,009
  Consulting                                          -             1,656,040                4,117,584
  General and administrative expenses            67,856               241,674                2,413,981
  Payroll expenses                               94,450               205,278                1,716,003
  Lease expense                                  17,151                33,945                  489,247
  Depreciation                                   22,214                15,172                  261,987
  Settlement expense                                  -                     -                   57,493
  Impairment of long-lived asset                      -                     -                   70,650
  Lab expenses                                   38,628                61,231                  293,593
                                       -----------------     -----------------
Total expenses                                  240,299             2,213,340               12,703,547
                                       -----------------     -----------------     --------------------

Loss from operations                           (150,299)           (2,186,587)             (12,174,912)

Other income (expenses)
  Beneficial conversion expense                       -                  (200)              (1,987,991)
  Interest expense                                    -                (1,714)                 (46,952)
  Gain on settlements                            (7,200)               30,037                  134,318
  Other income (expenses), net                   11,506                     -                   29,593
                                       -----------------     -----------------     --------------------

Net loss from continuing operations            (145,993)           (2,158,464)             (14,045,943)
Gain (loss) from disposal of subs                                                             (312,897)
Loss from discontinued operations                     -                     -                 (122,065)
                                       -----------------     -----------------     --------------------

Net loss                                $      (145,993)      $    (2,158,464)      $      (14,480,902)
                                       =================     =================     ====================


  Loss per common share                 $        (0.006)      $         (0.10)      $            (0.64)


                 Read report and notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
     (CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD ENDED MARCH 31, 2006
                                  (UNAUDITED)


                                                                                                 Development
                                                                                                    Stage
                          Preferred Stock     Common Stock      Paid in     Treasury Stock       Accumulated   Preferred
                          Shares  Amount    Shares    Amount    Capital     Shares     Cost        Deficit     Dividends    Total
                          ----------------------------------------------------------------------------------------------------------


Balance December 31, 2005   4,600 $     5  22,661,892 $22,663  $13,983,178 (1,400.00) $(1,480)  $(14,334,909)  $(46,338)   (376,881)

Shares issued to officers
 in lieu of salary                             90,000      90       12,510                                                 12,600
                                                                                                                               -
Shares issued to replace
 cancelled certificate                            250       1           29                                                     30

Shares issued to replace
 cancelled certificate-
 settlement                                    40,000      40        7,160                                                  7,200

Net Loss March 31, 2006                                                                            (145,993)             (145,993)
-----------------------------------------------------------------------------------------------------------------------------------


Balance March 31, 2006
 (unaudited)                4,600 $     5  22,792,142 $22,794  $14,002,876    (1,400) $(1,480)  $(14,480,902)  $(46,338)  $(503,045)
                          ==========================================================================================================


                 Read report and notes to financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO MARCH 31, 2005
                                  (UNAUDITED)



                                                                                             For the period from
                                                          Three months ended March 31,         October 5, 1998
                                                                                               (inception) to
                                                                  2006              2005       March 31, 2006
                                                       ----------------   ---------------   ---------------------

Cash flows from operating activities:
  Net loss                                              $     (145,993)    $  (2,158,464)    $       (14,480,903)
                                                       ----------------   ---------------   ---------------------

  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                               22,214            15,172                 269,486
     Compensation in exchange for common stock                  12,600         1,672,715               7,789,168
     Beneficial conversion feature                                   -               200               1,987,991
     Gain on settlements                                        (7,200)          (30,037)                      -
     Loss on impairment                                                                                        -
  Changes in operating assets and liabilities
   (Increase) Decrease in:
     Accounts receivable                                       (92,173)            3,450                 (92,173)
     Prepaid expenses                                                -           (11,735)                (10,551)
     Other assets                                              (48,989)                -                 305,273
    Increase (Decrease) in accounts payable
     and accrued liabilites                                    205,416           (45,698)                943,746
                                                       ----------------   ---------------   ---------------------

    Total adjustments                                           91,868         1,604,067              11,192,940
                                                       ----------------   ---------------   ---------------------

  Net cash used in operating activities                        (54,125)         (554,397)             (3,287,962)
                                                       ----------------   ---------------   ---------------------

Cash flows from investing activities:
  Cash payments for the purchase of property                   (37,706)           (5,935)               (303,477)
                                                       ----------------   ---------------   ---------------------

Cash flows from financing activities:
  Capital contributed as equipment                                   -                 -                  37,519
  Principal payments on notes and leases payable                     -           (10,433)                272,376
  Proceeds from lease payable                                        -                 -                (233,297)
  Proceeds from issuance of preferred stock                          -         1,100,000                 150,000
  Proceeds from issuance of common stock                             -                 -               1,701,015
  Cash paid for treasury stock                                       -            (1,480)                      -
  Preferred dividends paid                                           -            (9,946)                      -
  Proceeds from convertible notes                               91,453                 -               3,529,116
                                                       ----------------   ---------------   ---------------------

 Net cash provided by financing activities                      91,453         1,078,141               5,456,729
                                                       ----------------   ---------------   ---------------------

Net increase (decrease) in cash                                   (378)          517,809               1,865,290

Cash, beginning of period                                        1,669             7,402                       -
                                                       ----------------   ---------------   ---------------------

Cash, end of period                                     $        1,291     $     525,211     $             1,291
                                                       ================   ===============   =====================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense        $            -     $       1,714     $            30,533
                                                       ----------------   ---------------   ---------------------

                 Read report and notes to financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2006


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

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB/A as amended for the fiscal year ended December 31, 2005.


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

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2006


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


NOTE 4        PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                              March 31,
                                                                2006
                                                              ---------

         Computers                                            $ 42,987
         Office Equipment                                       39,981
         Furniture & fixtures                                    1,465
         Laboratory equipment                                  643,084
                                                              ---------

                                                               727,517
         Less accumulated depreciation                        (309,291)
                                                              ---------

                                                              $418,137
                                                              =========

Depreciation expense for the three months ended March 31, 2006 and 2005 was $22,214 and $15,172, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2006


NOTE 5        CONVERTIBLE NOTES PAYABLE
                                                              March 31,
                                                                2006
                                                              ---------


Total long-term convertible notes payable                     $      0
                                                              =========

For the three months ended March 31, 2005 and 2005, interest expense related to the convertible notes payable amounted to $0 and $456, respectively.


NOTE 6        STOCKHOLDERS' EQUITY

Common Stock
------------

In February 2006, the Company issued 250 shares of common stock valued at $30 to replace an erroneously cancelled stock certificate.

In March 2006, the Company issued 40,000 shares valued at $7,200 in settlement of a lawsuit previously filed by OR Surgical and resulted in an immediate charge to operations.

In March 2006, the Company issued 90,000 shares valued at $12,600 to two officers in lieu of salary and resulted in an immediate charge to operations.


NOTE 7        GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the periods ended March 31, 2006 and 2005, the Company showed operating losses of $145,993 and $2,158,464 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $919,181 for the three months ended March 31, 2006.

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended March 31, 2006 were $90,000 compared to $26,753 for the same period last year. Gross profit increase is attributable to the continuance of two contracts that started in the second quarter for the Company's R&D Services. Personnel (salaries) decreased from $205,278 for the prior three month period ending March 31, 2005 to $94,450for the three month period ending March 31, 2005. Personnel (salaries) decrease occurred because the company has streamlined operations to reflect it's cash position. Professional expenses (consulting and professional fees) comparing the three month period ending March 31, 2006, to the three month period ending March 31, 2005, decreased from $1,656,040 to $50,180.02 with the decrease attributable to the non-use of consultants throughout the quarter.

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

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera's integrated technology platform is the foundation for "fast-track" rDNA vaccine development. At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnnes disease. Both vaccine developments are in the "in Vitro" stage. We expect to initiate experimental animal studies for Johnnes in the next 2-3 months. A longer time frame (6-8 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GEA TM and PURIVAX TM rAD and rAAV systems. This integrated technology platform yields fast-track vaccine development. Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24. The cost to bring these vaccines to market is $2-5 Million from start to finish. There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market. The GEA TM applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GEA TM assays, vaccine efficacy can be measured in real time. This means not having to wait for the antibody response to measure how well the vaccine is working. F-PCR allows effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s). The more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GEA TM SYSTEM

GEA TM is a proprietary assay development system. GEA was developed in 2001. To date the system has been used to develop our TSE molecular assay. GEA is a gene expression system to be used solely in our laboratory .The core of GEA TM is Fluorogenic Polymerase Chain Reaction technology (F-PCR). GeneThera solves the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are fully integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system. This system results in minimal intervention and no post-PCR manipulation. GEA is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). To perform GEA, specific laboratory equipment is needed. This involves some substantial initial costs to set up the laboratory operations. However, the use of F-PCR represent a great advantage over other available systems because of its greater sensitivity, speed and accuracy.

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

GeneThera's PURIVAX TM is a multi-resin anion exchange chromatography system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors. PURIVAX TM is intended to completely eliminate toxic side effects associated with adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines. Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful tool for an innovative vaccine design process known as "genetic immunization."

Recombinant Adenovirus (rAD) and AAV (rAAV) vectors are the ideal candidates for a gene delivery system. These viruses can efficiently deliver genetic material to both dividing and non-dividing cells, thereby overcoming some of the obstacles encountered with first generation retroviral vectors.

Equally important, rAd and rAAV are engineered virus genomes that contain no viral gene. One of the key features for rAd and rAAV is Ftheir ability to transduce a large variety of cells. However, two technical challenges had to be overcome to fully utilize rAd and rAAV in the development of rDNA vaccines:

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


LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of 1,291 as of March 31, 2006. Accounts receivable as of March 31, 2006 was $97,983. It is estimated that it will require outside capital for the remainder of fiscal year 2006 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. Currently the company is in discussions with two groups to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

No matters were submitted to a vote of security holders as of March 31, 2006.

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

          33.1 Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

          33.2 Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

          99.1  Certification of the President and Chief Executive Officer

          99.2  Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 22nd day of May, 2006.

                                   GENETHERA, INC.

                                   By:  /s/ Antonio Milici
                                       -------------------
                                   Name:   Antonio Milici
                                   Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on May 15, 2006:

Signature                        Title(s)
---------                        --------

/s/ Antonio Milici               President, Chief Executive Officer and Director
------------------
Antonio Milici                   (principal executive officer)


/s/ Tannya L. Irizarry           Chief Administrative Officer
----------------------
Steven M. Grubner                (principal financial and accounting officer)

/s/ Thomas Slaga                 Director
----------------
Thomas J. Slaga