Form 10KSB/A
period 2005-12-31
GENETHERA INC
filed 2006-08-01
CIK 1017110

FORM 10-KSB/A

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

                          Commission File No. 000-27237

                                 GeneThera, Inc.
                                   ----------
             (Exact name of registrant as specified in its charter)

                 Florida                                 65-0622463
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

3930 Youngfield Street, Wheat Ridge, CO                    80033
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

The number of shares outstanding as of the issuer's common stock as of December 31, 2005 was 22,295,069. The number of warrants outstanding as of December 31, 2005 was 597,826.

                                EXPLANATORY NOTE

GeneThera, Inc. ("the Company") is filing this amendment to its Annual Report on Form 10-KSB/A for the year ended December 31, 2005 ("this Amendment") to reflect the restatement of its Consolidated Financial Statements for the year ended December 31, 2004 and the interim periods ended March 31, June 30, and September 30, for 2004 to reflect adjustments in the accounting for the March 23, 2003 concerning the discrepancy of outstanding shares never issued on the Stockholders Equity. We also failed to recognize issued shares to a board member. The consolidated financial statement of 2004 restated, due to the rescinding of our subsidiary VDx. This restatement is limited to adjustments in accumulated deficit and paid-in-capital in connection with the March 23, 2003 recapitalization. For more detailed description of the restatement please see
Note 14 - 15 to the accompanying consolidated financial statements. The Annual Report on Form 10-KSB for the year ended December 31, 2005 was initially filed with the Securities and Exchange Commission ("SEC") on April 17, 2006 (the "Originally Filed 10-KSB").

We have not amended and do not intend to amend our other previously filed annual reports on Form 10-KSB or our quarterly reports on Form 10-QSB for the periods affected by the restatement or adjustments. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. All the information in this Form 10-KSB/A is as of December 31, 2005 and does not reflect any subsequent information or events other than as discussed above.

This Form 10-KSB/A only amends and restates Items 6, 7, 9, 11 and 13 of the Originally Filed 10-KSB in each case, solely as a result of, and to reflect, the corrections discussed above and, expect to for such items and Exhibits 23.1, 31.1, 31.2, and 32.2, no other information in the Originally Filed 10-KSB is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Originally Filed 10-KSB or to modify or update those disclosures affected by subsequent events. There have been no changes to any other items in the Originally Filed 10-KSB, but such previous disclosure is included herein for the reader's convenience.

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

For the fiscal year 2005 the Company had one subsidiary, GeneThera, Inc., a Colorado corporation, ("GeneThera") for the whole year 2005, and VDx, Inc.("VDX"), a Wisconsin Corporation for the first quarter of 2005. Subject to a mutual agreement effective April 1, 2005, the previous purchase of VDX was rescinded.

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

Item 3. Legal Proceedings

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney's fees in amounts to be determined at trial. Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff's claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.'s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment was entered in favor of the plaintiff for approximately $49,000.00. The Company has appealed this judgment and is in process of filing the appeal.

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

Year   Quarter    High    Low
----   -------   -----   -----
2005   Fourth    $0.49   $0.10
       Third      1.00    0.40
       Second     1.05    0.54
       First      1.25    0.92

2004   Fourth    $1.94   $0.88
       Third      1.60    0.70
       Second     2.85    0.90
       First      4.39    2.05

2003   Fourth     3.42    1.55
       Third      2.40    0.89
       Second     1.70    0.35
       First      1.55    0.60

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

We have not generated significant operating revenues, and as of December 31, 2005 we had incurred a cumulative net loss from inception of $14,085,392. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2005. For the years ended December 31, 2005 and 2004, our operating losses were $3,625,483 and $5,742,037 respectively. Our current liabilities exceeded current assets by $832,246 and $793,573 for the years ended December 31, 2005 and 2004, respectively.

Although we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan. Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000 in additional funding. We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both. At this time, we have no commitments for additional capital funds. Moreover, depending on the development and activities of our business, and unforeseen and unanticipated events in our business, we may require additional funding over the next twelve to eighteen months to develop our business. This amount may exceed an additional $1,000,000 depending on cost involved in the further development and commercialization of our products. In such event, we may need immediate additional funding. Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors. Our inability to raise capital could impair our ability to implement our business plan and may ultimately force us to cease operations.

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

The Company terminated its Investor Relations arrangement with The Regency Group in February 2006.

RESULTS OF OPERATIONS

Fiscal Year Ending December 31, 2005 Compared to Fiscal Year Ending December 31, 2004

Personnel and professional expenses (consulting and professional fees and salaries) increased to $2,421,904 for the fiscal year ending December 31, 2005 from $1,654,650 for the year ending December 31, 2004. Consulting in return for equity made up the majority of this expense. Comparing the year ended December 31, 2005 to the year ended December 31, 2004, expenses decreased to $3,547,016 from $4,465,056.

We recorded a net loss of $3,625,483 for the year ended December 31, 2005 compared to $5,742,037 for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $1,669 as of December 31, 2005 and a cash balance of $0 as of December 31, 2004. Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations. We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

Since we completed the reverse merger with Hand Brand Distribution, Inc., we have financed our operations, in large part, by private placements of our common and preferred stock and promissory notes convertible into our common stock. We have raised an aggregate of $2,613,900 through such sales, including the sale of approximately $1.1 million of our preferred stock in January 2005.

Despite our recent equity financing completed in January 2005, we will require significant additional funding in order to achieve our business plan. Specifically, we intend to spend significant funds on validating and testing our products, seeking necessary regulatory approvals and focusing on international expansion. Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000. We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both. We may not be able to secure the financing that we believe is necessary to implement our strategic objectives, and even if additional financing is secured, we may not achieve our strategic objectives. As of the date of this Report, we do not have any firm commitments from any investors for any additional funding.

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

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") was issued in May 2003. This statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. It requires that many financial instruments previously classified as equity now be classified as a liability (or an asset in some circumstances). These financial instruments are as follows: a financial instrument issued in the form of shares that is mandatory redeemable -- that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur; a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following: a) a fixed monetary amount known at inception, for example, a payable settle able with a variable number of equity shares; b) variations in something other than the fair value of equity shares, for example, a financial instrument indexed to the S&P 500 and settle able with a variable number of equity shares;
c) variations inversely related to changes in the fair value of equity shares, for example, a written put option that could be net share settled. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on our operating results, financial position, or liquidity.

In March 2005, the FASB issued FASB interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 `Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

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

We are a biotechnology company that develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health. We are in the development stage and have not generated significant revenues since our organization. Since June 2005, we had research contracts with Xpention Genetics, LLC for the development of a molecular test for early detection of cancer in dogs and the development of a molecular test for early detection of cancer in humans Stage 1. GeneThera's business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA (TM)) with PURIVAX (TM), its system for analyzing large-scale DNA sequencing. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today - all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

We are also developing vaccines for Chronic Wasting Disease and Johnne's Disease. The Company will need the approval of the USDA before the vaccines can be manufactured or sold. The approval process for animal vaccines is time-consuming and expensive. We anticipate that such approval, if it is obtained, may require more than $5 million and may require more than two years for each vaccine for which approval is sought. Currently we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all. In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera's integrated technology platform is the foundation for "fast-track" rDNA vaccine development. At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnne's disease. Transmissible Spongiform Encephalopathy (TSE) is a group of invariably fatal neurodegenerative diseases that include Scrapie in sheep, Bovine Spongiform Encephalopathy (BSE) in cattle, Chronic Wasting Disease (CWD) in elk and deer, and Kuru Disease and variant Creutzfeld-Jacob Disease (vGCD) in humans. The pathological effects of the disease occur predominantly in the CNS (central nervous system) where the predominant hallmark is accumulation of an abnormally folded isoform of the prion protein (PrPsc). Johnne's Disease is a chronic debilitating infectious disease of ruminants, characterized by weight loss and, particularly in cattle, by profuse diarrhea. The casual agent is a bacterium, Mycobacterium avium subspecies paratuberculosis. Infected animals may show no sign of the disease until years after the initial infection. Johnne's is a slow, progressive disease with worldwide distribution.

Both vaccine developments are in the "in vitro" stage. We expect to initiate experimental animal studies for Johnne's disease in the next 12 months. A longer time frame (24 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GEA (TM) and PURIVAX (TM) rAD and rAAV systems. This integrated technology platform yields fast-track vaccine development. Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24. We estimate that the cost to bring these vaccines to market is $2-5 million. There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market. The GEA
(TM) applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GEA(TM) assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working. F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s). We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GEA(TM) SYSTEM

GEA(TM) is a proprietary assay development system. GEA(TM) was developed in 2001. To date the system has been used to develop our TSE molecular assay. GEA(TM) is a gene expression system to be used solely in our laboratory and will not be marketed for commercial sale. The core of GEA(TM) is Fluorogenic Polymerase Chain Reaction technology (F-PCR). GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system. This system results in minimal intervention and no post-PCR manipulation. GEA is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). Fluorogenic PCR (F-PCR) is a 5' nuclease assay based on a sequence specific hybridization between a nucleic acid target and a fluorogenic probe complementary to the target sequence. The probe consists of an oligonucleotide with a reporter and quencher dye attached. Due to the unique design of the fluorogenic probe the 5'-3' nuclease activity of the Taq Polymerase allows direct detection of PCR products by the release of the fluorogenic reporter during PCR. The reporter and the quencher dye are linked to the 5' and 3' end of the probe. A fluorescent reporter dye such as FAM (6-carboxyfluorescein) is covalently linked to the 5' end of the oligonucleotide. Each of the reporters is quenched by TAMRA (carboxytetramethylrhodamine) attached via linker arm that is typically located at the 3' end of the probe. When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence. During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site. The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region hybridizes to the target. The Taq Polymerase does not cleave free probe. After cleavage, the shortened probe dissociates from the target and the polymerization of the strand continues. This process occurs in every cycle and does not interfere with the exponential accumulation of the product. The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated. The specificity of this 5' nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur. Thus the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR. No signal is generated by non-specific amplification.

To perform GEA(TM), specific laboratory equipment is needed. This involves some substantial initial costs to set up the laboratory operations. We have performed this substantial set up and are fully operational to perform GEA(TM). We currently have all the specific equipment necessary to further development. However, the use of F-PCR represents a great advantage over other available systems because of its greater sensitivity, speed and accuracy.

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

      2. high background due to non-specific binding of antibodies and/or culture contamination; sample preparation and storage creates artifacts; and long, cumbersome protocols necessary to perform these tests.

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

Equally important, rAd and rAAV are engineered virus genomes that contain no viral gene. One of the key features for rAd and rAAV is their ability to transduce a large variety of cells. However, two technical challenges had to be overcome to fully utilize rAd and rAAV in the development of rDNA vaccines:

      1.    lack of large scale purification system; and

      2.    low viral titer

Traditional technologies and first generation chromatography processes are limited both in terms of purity and yield. And, due to the limitation of these purification technologies, adequate viral titers cannot be achieved. We believe that the result is that there is currently no efficient system to deliver immunogenic genetic sequences into cells.

This is the significance of GeneThera's PURIVAX (TM), rAD and rAAV system for rDNA vaccine development. Succinctly stated, it is designed to be able to achieve both high purity and high viral titer (up to 10e16 viral particles/eulate) based on its proprietary multi-resin anion exchange chromatography system. GeneThera believes that biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.

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

Stage II in which the expression vector is grown into bacteria and the protein produced is purified by chromatography techniques.

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

SALES AND MARKETING

We currently have no sales, marketing, or distribution capabilities and we do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of any products that we may develop. Our success will depend, in part, on our ability to either; (i) enter into and maintain collaborative relationships with third parties for the marketing, sales, and distribution of products that we develop, if any, or (ii) hire and retain our own sales and marketing capabilities. Initially we plan to market products that we develop and for which we obtain regulatory approval through marketing, licensing, distribution, or other arrangements with collaborative partners. We believe that this approach will both increase market acceptance of any products that we develop and enable us to avoid expending significant funds to develop a sales and marketing organization.

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

PRODUCT LIABILITY

The testing, manufacturing and marketing of the Company's proposed products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects in animals that may receive any vaccines that we may develop and market. To the extent we elect to test, manufacture, or market veterinary vaccines and other products,, we will bear the risk of product liability directly. We do not currently have product liability insurance. There is no guarantee that we can obtain product liability insurance at a reasonable cost, or at all, or that the amount of such insurance will be adequate to cover any liability that we may be exposed to. In the absence of such insurance, one or more product liability lawsuits against us can be expected to have a material adverse effect on our business and could result in our ceasing operations.

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

In the event that we develop a vaccine based on our research, the vaccine product and the facility at which commercial quantities of the vaccine will be produced will be subject to comprehensive regulation by the United States Department of Agriculture's Animal and Plant Health Inspection Service. Before any "biological product" (which includes vaccines) can be prepared for commercial sale, APHIS must approve and license the product and the facility at which it is proposed to be manufactured. The approval process is lengthy and expensive. We will be required to submit an application containing, among other things, an outline of production for the proposed product, characterization data, and protocols for animal studies and trials of host animal immunogenicity, safety, efficacy, back passage, shed/spread, interference, and other studies.

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

EMPLOYEES

As of December 31, 2005, we had a total of four (4) full-time employees who devote substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. We entered into an employment agreement with Antonio Milici, M.D., Ph.D, to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2007. In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annum plus bonuses as may be determined by the Board of Directors in its sole discretion. As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work. We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2007. Ms Irizarry's base salary is $90,000 per annum. There are no employee issues at this time.

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

LEGAL MATTERS

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney's fees in amounts to be determined at trial. Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff's claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.'s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment was entered in favor of the plaintiff for approximately $49,000.00. The Company has appealed this judgment and is in process of filing the appeal.

On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000.00 and $18,000.00 respectively, plus costs, interest, expert fees and attorney's fees in amounts to be determined at trial. The trial date in July was vacated, to be reset upon notice based upon the plaintiffs' counsel's decision to possibly call GeneThera, Inc.'s counsel as an adverse witness at trial, thereby creating a conflict of interest for defense counsel, requiring him to withdraw from representation. GeneThera, Inc. has retained other trial counsel. A new trial date was set for May 16-19, 2006. The settlement was done on May 12, 2006.

New Trends Holdings, Inc. from British Columbia sued the Regency Group and GeneThera, Inc. in U.S. District Court for the District of Colorado on or about August 4, 2005 based upon a breach of contract claim arising from Regency Group's acting on behalf of GeneThera, Inc. to engage New Trends for the performance of services. GeneThera has filed and was granted a Motion to Dismiss it from the action on the grounds that the contract was between Regency and New Trends. Regency and New Trends settled the case and reimbursed GeneThera for all costs incurred in defending the action.

OR Surgical, Inc. sued GeneThera, Inc. to recover money and/or stock it claims to be owed as the result of a business arrangement involving an equipment lease, which OR Surgical defaulted in completing the payments for the leased equipment. The parties settled the matter without further litigation and OR Surgical was issued 40,000 shares instead of 75,000 shares in March 2006.

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 4, 2006, our auditors, Kantor, Geisler & Oppenheimer, P.A., notified the Company that they resigned as auditors. The attached financials have been certified by Jaspers & Hall.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Consulting Chief Financial Officer.

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

Item 9. Directors, Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company's executive officers and directors.

Name                  Age   Positions
----                  ---   ---------
Dr. Antonio Milici    51    Chairman of the Board, Chief Executive Officer
                            and Chief Scientific Officer

Tannya L Irizarry     47    Chief Financial Officer (Interim)

Dr. Thomas G. Slaga   61    Director

Steven M. Grubner     47    Director

Jose R. Sandoval      31    Controller

Dr. Antonio Milici founded GeneThera Inc. in 1999 and has served as its chairman and CEO since inception. Prior to founding GeneThera, Dr. Milici served as CEO and President of Genetrans, Inc., a genetic diagnostic company from 1993 to 1998. Dr. Milici was also an assistant professor in the department of Molecular Pathology at the University of Texas M.D. Anderson Cancer Center.

Tannya L. Irizarry has served as Chief Administrative Officer since 1999. Ms. Irizarry has over eighteen years of experience in medical technology and biotechnology industries. Ms. Irizarry worked at University of Texas M.D. Anderson Cancer Center in the department of Neuro-Oncology with Dr. William S. Fields and the Office of Education with Dr. James Bowen; St. Joseph Hospital in the biotechnology division. Ms. Irizarry was the Vice President of Genetrans, Inc. from 1994 to 1998. Ms. Irizarry relocated to Colorado in order to manage GeneThera, Inc. at the request of Dr. Milici.

Steven M. Grubner joined GeneThera's Board of Directors in May 2004 and served as our Consulting Chief Financial Officer since June 2004. Mr. Grubner has over twenty years of experience in the technology industry. Mr. Grubner served as the president, finance and administration and chief financial officer at HH Communications, Inc. from 1986 until the completion of its merger with Datatec Systems, Inc. (DATC) in mid-1996. Until late 1999, he served as Datatec's vice president and General Counsel, a position that put him in charge of Datatec's public SEC filings, vendor contract negotiations, and internal employee agreements. Mr. Grubner resigned on May 19, 2006.

Dr. Thomas Slaga has served on GeneThera's Board of Directors since 2003. Dr. Slaga has investigated cancer causation and prevention for more than thirty-five years. He held a position as Scientific Director of the AMC Cancer Research Center in Denver, Colorado since 1999 until 2005. He chairs the Center for Cancer Causation and Prevention at AMC and also serves as Deputy Director of the University of Colorado Cancer Center. Previously, from 1983 to 1997, he served as Director of the Science Park - Research Division of The University of Texas
M. D. Anderson Cancer Center. Dr. Slaga was co-founder of Molecular Carcinogenesis in 1987 and served as editor-in-chief until early 2003. Since June 2005, Dr. Slaga was appointed Director of The Cancer Institute at the University of Texas in San Antonio.

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

                           SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal year ended December 31, 2005 concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2004 that served as our Chief Executive Officer or earned compensation in excess of $100,000 (the "Named Executive Officers"). No other executive officer of the company had a total annual salary and bonus for 2005 that exceeded $100,000. Antonio Milici, M.D., Ph.D., Tannya L. Irizarry, and Steven M. Grubner were the only executive officers during the fiscal year ended December 31, 2005.

      The following table summarizes compensation earned in each of the last three fiscal years by the named officers.

                                Annual Compensation                             Long-Term Compensation
                            --------------------------                  ---------------------------------------
                                                           All Other    Restricted   Securities
                                                            Annual         Stock     Underlying      All Other
Name and Principal                                       Compensation     Awards      Options/     Compensation
Position                    Year     Salary      Bonus        (3)          ($)        SARS (#)          ($)
-------------------------   ----   -----------   -----   ------------   ----------   -----------   ------------
Antonio Milici M.D.         2005   $144,000       --          --           --         300,000(4)       --
PhD., Chief                 2004   $144,000(1)    --          --           --              --          --
Executive Officer           2003   $144,000(2)    --          --           --              --          --

(1) Of this amount, $54,000 was paid to Dr. Milici in 2004 and $90,000 has been deferred.

(2)   All of this amount has been deferred.

(3) The Company provides Dr. Milici with a company car and reimburses him for fuel costs.

(4) These options were granted on 6/29/04 at an exercise price of $.90 and subsequently recast at $.25.

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

The following table shows for the fiscal year ended December 31, 2005, certain information regarding options granted to the Named Executive Officers:

Option Grants in Fiscal 2005

                                 Individual Grants
                 -------------------------------------------------
                    Number of      Percentage of
                    Securities     Total Options
                    Underlying       Granted to
                 Options Granted    Employees in    Exercise Price   Expiration
Name                    (#)        Fiscal 2004(1)       ($/Sh)          Date
--------------   ---------------   --------------   --------------   -----------
Antonio Milici   0                 0                0                0

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

                                              Number of Securities           Value of Unexercised
                                             Underlying Unexercised          In-the-Money Options
                   Shares         Value     Options at FY-End (#)(1)     at December 31, 2004 ($)(2)
                 Acquired on    Realized   ---------------------------   ---------------------------
Name             Exercise (#)      ($)     Exercisable   Unexercisable   Exercisable   Unexercisable
--------------   ------------   --------   -----------   -------------   -----------   -------------
Antonio Milici        --           --        300,000                          $0

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


                                               Number of Shares
Name of Beneficial Owner                    Beneficially Owned (1)   Percent of Class (1)
------------------------                    ----------------------   --------------------
Five Percent Shareholders:

0711005 BC Ltd. Marketing Group
  565 Stevens Dr.
  West Vancouver, BC, Canada V7S 1E1             1,375,000(2)                 6.2%

Directors and Executive Officers:

Dr. Antonio Milici (3)                          11,043,339                   49.5%

Tannya L Irizarry                                  660,000                    3.0%

All Directors and Executive Officers as a
  Group (2 persons) :                           11,703,339                   58.7%

(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 22,295,069 shares of common stock outstanding on December 31, 2005, adjusted as required by rules promulgated by the SEC.

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

10.3 Employment Agreement, dated as of January 23, 2002, between Antonio Milici, M.D., Ph.D. and GeneThera, Inc. (2)

10.4 Letter of Intent, dated November 6, 2003, between Oncology Sciences Corporation and GeneThera, Inc. (3)

10.5 Placement Agent Agreement, dated as of May 31, 2004, between Invest Linc Securities, LLC and GeneThera, Inc. (4)

10.6 Letter Agreement, dated November 22, 2003, between NVO Solutions, Inc. and GeneThera, Inc. (4)

10.7 Resolution Agreement, dated August 2004, by and among, John Taggart, Family Health News, Inc. and GeneThera, Inc. (4)

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

2004   $93,585
2005   $67,500

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

GeneThera, Inc.


By: /s/ Antonio Milici
---------------------------
Antonio Milici, M.D., Ph.D.
President


By: /s/ Tannya L Irizarry
-------------------------
Tannya L. Irizarry
Chief Financial Officer (Interim)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title              Date
---------                          -----              ----


/s/ Antonio Milici            President           July 31, 2006
---------------------------   Director
Antonio Milici, M.D., Ph.D.


/s/ Tannya L Irizarry         Chief Financial     July 31, 2006
---------------------------   Officer (Interim)
Tannya L Irizarry


/s/ Dr. Thomas Slaga          Director            July 31, 2006
---------------------------
Dr. Thomas Slaga

                                 GENETHERA, INC.

                                 AND SUBSIDIARY

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

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------
Independent Registered Public Accounting Firm's Report                      2

Consolidated Balance Sheets - December 31, 2005 and 2004                    4

Consolidated Statements of Operations for the Period from
  October 5, 1998 (Inception) to December 31, 2005                          6

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the Period from October 5, 1998 (Inception) to
  December 31, 2005                                                         7

Consolidated Statements of Cash Flows for the Period from
  October 5, 1998 (Inception) to December 31, 2005                         10

Notes to Consolidated Financial Statements                                 11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeneThera, Inc., and Subsidiaries
Wheat Ridge, Colorado

We have audited the accompanying consolidated balance sheet of GeneThera, Inc. (a development stage company) and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and Subsidiary as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The financial statements for the year ended December 31, 2004 and for the period October 5, 1998 (inception) to December 31, 2004, were audited by other accountants, whose report dated February 28, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has no established or sufficient sources of revenue, and has incurred significant losses from its operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC
May 22, 2006
Denver, CO.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2005 AND 2004

                                     Assets

                                                                     2004
                                                      2005        (Restated)
                                                  ------------   ------------
Current assets
  Cash                                            $      1,669             --
  Accounts Receivable                                    5,810            229
  Prepaid expenses                                      10,551         48,778
                                                  ------------   ------------
Total current assets                                    18,030         49,007
Property and equipment                                 727,428        773,477
Less Accumulated Depreciation                         (287,399)      (204,653)
                                                  ------------   ------------
  Property and equipment, net                          440,029        568,824
Other assets                                            15,014          5,278
                                                  ------------   ------------
  Total Assets                                    $    473,073   $    623,109
                                                  ============   ============

   The accompanying notes are an integral part of these financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2005 AND 2004

                      Liabilities and Stockholders' Deficit

                                                                     2004
                                                      2005        (Restated)
                                                  ------------   ------------
Current liabilities
  Bank Overdraft                                  $         --   $        338
  Accounts payable                                     190,229         77,882
  Accrued expenses                                     589,921        656,701
  Leases payable                                         9,450         30,506
  Notes payable                                         55,775         58,153
  Convertible Notes                                         --         19,000
                                                  ------------   ------------
  Total Current Liabilities                            845,375        842,580
Long Term Liabilities                                    4,901        128,430
                                                  ------------   ------------
Total Liabilities                                      850,276        971,010
                                                  ------------   ------------
Stockholders' deficit
  Preferred stock, $0.001 par value, 20,000,000
    shares authorized; 4,600 and no shares
    issued and outstanding                                   5             --
  Common stock $.001 par value, authorized
    100,000,000 shares; 22,295,069 and
    18,732,534 issued and outstanding
    at December 31, 2005 and 2004 respectively          22,296         18,733
  Additional paid in capital                        13,685,888     10,146,977
  Subscription receivable                                   --       (100,040)
  Deficit accumulated during development stage     (14,085,392)   (10,413,571)
                                                  ------------   ------------
  Total Stockholders' Deficit                         (377,203)      (347,901)
                                                  ------------   ------------
Total Liabilities &  Stockholders' Deficit        $    473,073   $    623,109
                                                  ============   ============

   The accompanying notes are an integral part of these financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005

                                       Year Ended December 31,     For the period from
                                      -------------------------      October 5, 1998
                                                         2004         (inception) to
                                          2005        (Restated)    December 31, 2005
                                      ------------   -----------   -------------------
Income
  Contract revenues                   $   190,982    $       155      $    268,749
  Research fees                                --             --           188,382
                                      -----------    -----------      ------------
Total income                              190,982            155           457,131
Cost of sales                                  --             --           (30,352)
                                      -----------    -----------      ------------
Gross profit                              190,982            155           426,779
                                      -----------    -----------      ------------
Expenses
  Other compensation                           --      2,119,009         3,283,009
  Consulting                            1,952,040      1,471,160         4,139,417
  General and admin expenses              973,376        466,082         2,768,091
  Payroll expenses                        469,864        254,316         1,562,379
  Depreciation                             98,118         73,751           326,102
  Settlement expense                           --         57,493            57,493
  Impairment of long-lived asset               --             --            55,714
  Lab expenses                             53,618         23,245           254,925
                                      -----------    -----------      ------------
Total expenses                          3,547,016      4,465,056        12,447,130
                                      -----------    -----------      ------------
Loss from operations                   (3,356,034)    (4,464,901)      (12,020,350)
Other income (expenses)
  Beneficial conversion expense          (367,397)    (1,301,373)       (1,987,991)
  Interest expense                         (2,324)        (3,828)          (46,758)
  Gain on settlements                      58,203             --            58,203
  Other income (expenses), net             42,069         28,065            33,569
                                      -----------    -----------      ------------
Net loss from continuing operations    (3,625,483)    (5,742,037)      (13,963,327)
Loss from discontinued operations              --             --          (122,065)
                                      -----------    -----------      ------------
Net loss                              $(3,625,483)   $(5,742,037)     $(14,085,392)
                                      ===========    ===========      ============
Loss per common share                 $     (0.17)   $     (0.45)               (1)
Diluted Weight Average                $        --    $        --                --
Weight Average                         20,978,467     12,634,142                --
Diluted Per Share                     $     (0.16)   $     (0.32)               --

   The accompanying notes are an integral part of these financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                             Preferred Stock      Common Stock
                                             ---------------  -------------------
                                             Shares   Amount    Shares     Amount
                                             ------  -------  ----------  -------
Balance December 31, 2003                        --    $--     4,743,502  $ 4,743
  Shares issued in exchange for convertible
    notes payable                                --     --     1,434,409    1,434
  Shares issued for consulting and legal
    services                                     --     --       698,805      699
  Beneficial conversion feature                  --     --            --       --
  Shares issued to founder for completion
    of reverse merger                            --     --     7,725,000    7,725
  Shares issued to founder for compensation      --     --     1,473,339    1,474
  Warrants exercised                             --     --     2,382,979    2,383
  Shares issued to officer                       --     --       100,000      100
  Shares issued for cash and subscription
    agreement                                    --     --       175,000      175
  Net loss for the year 2004                     --     --            --       --
                                             ------    ---    ----------  -------
Balance December 31, 2004                        --     --    18,732,534   18,733
  Shares issued in exchange for convertible
    notes payable                                --     --        19,000       19
  Shares issued for consulting services          --     --     2,050,000    2,050
  Shares issued to officers                      --     --        90,000       90
  Cancillation of Previously issued
    consulting shares                            --     --       (15,204)     (15)
  Beneficial conversion feature                  --     --            --       --
  Preferred stock issued                     11,000     11            --       --
  Preferred dividends paid                       --     --            --       --
  Repurchase of Common stock                     --     --        (1,400)      (1)
  Shares issued upon conversion of
    Preferred Shares                         (1,400)    (1)      318,182      318
  Additional Paid in capital- related party
    - note payment                               --     --            --       --
  Shares issued to employees                     --     --        15,000       15
  Shares issued upon conversion of
    Preferred Shares                         (5,000)    (5)    1,086,957    1,087
  Satisfaction of Subscription Receivable        --     --            --       --
    Net loss for the year 2005                   --     --            --       --
                                             ------    ---    ----------  -------
Balance December 31, 2005                     4,600    $ 5    22,295,069  $22,296
                                             ======    ===    ==========  =======

                                                                         Development
                                                                            Stage
                                               Paid in    Subscription   Accumulated
                                               Capital     Agreement       Deficit       Total
                                             -----------  ------------  ------------  -----------
Balance December 31, 2003                    $ 3,890,812    $      --   $ (4,671,534) $  (775,979)
  Shares issued in exchange for convertible
    notes payable                              1,103,179           --             --    1,104,613
  Shares issued for consulting and legal
    services                                   1,126,164           --             --    1,126,863
  Beneficial conversion feature                1,301,373           --             --    1,301,373
  Shares issued to founder for completion
    of reverse merger                             (7,725)          --             --           --
  Shares issued to founder for compensation    2,117,535           --             --    2,119,009
  Warrants exercised                             235,915           --             --      238,298
  Shares issued to officer                       129,900           --             --      130,000
  Shares issued for cash and subscription
    agreement                                    249,825     (100,040)            --      149,960
  Net loss for the year 2004                          --           --     (5,742,037)  (5,742,037)
                                             -----------    ---------   ------------  -----------
Balance December 31, 2004                     10,146,977     (100,040)   (10,413,571)    (347,901)
  Shares issued in exchange for convertible
    notes payable                                 18,981           --             --       19,000
  Shares issued for consulting services        1,965,952           --             --    1,968,002
  Shares issued to officers                       73,260           --             --       73,350
  Cancillation of Previously issued
    consulting shares                            (15,945)          --             --      (15,960)
  Beneficial conversion feature                  367,397           --             --      367,397
  Preferred stock issued                       1,099,989           --             --    1,100,000
  Preferred dividends paid                            --           --        (46,338)     (46,338)
  Repurchase of Common stock                      (1,609)          --             --       (1,610)
  Shares issued upon conversion of
    Preferred Shares                                (317)          --             --           --
  Additional Paid in capital- related party
    - note payment                                20,000           --             --       20,000
  Shares issued to employees                      12,285           --             --       12,300
  Shares issued upon conversion of
    Preferred Shares                              (1,082)          --             --           --
  Satisfaction of Subscription Receivable             --      100,040             --      100,040
    Net loss for the year 2005                        --           --     (3,625,483)  (3,625,483)
                                             -----------    ---------   ------------  -----------
Balance December 31, 2005                    $13,685,888    $      --   $(14,085,392) $  (377,203)
                                             ===========    =========   ============  ===========

   The accompanying notes are an integral part of these financial statements.

                        GENETHERA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year ended December 31,    For the period from
                                                       -------------------------     October 5, 1998
                                                                       Restated      (inception) to
                                                          2005          2004        December 31, 2005
                                                       -----------   -----------   -------------------
Cash flows from operating activities:
  Net loss                                             $(3,625,483)  $(5,742,037)      $(14,085,392)
                                                       -----------   -----------       ------------
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                         98,118        73,751             17,643
      Compensation in exchange for common stock          2,037,692     3,614,172          7,890,614
      Beneficial conversion feature                        367,397     1,301,372          1,987,990
    Changes in operating assets and liabilities
      (Increase) Decrease in:

      Accounts receivable                                   (5,581)         (229)            (5,810)
      Inventory                                                 --            --                 --
      Prepaid expenses                                      38,227       (48,778)           (10,551)
      Other assets                                          (9,736)        1,000             (2,458)
      Increase in account payable and accrued
        liabilites                                          45,567       (34,926)           710,295
                                                       -----------   -----------       ------------
    Total adjustments                                    2,571,684     4,906,362         10,587,723
                                                       -----------   -----------       ------------
  Net cash used in operating activities                 (1,053,799)     (835,675)        (3,497,669)
                                                       -----------   -----------       ------------
Cash flows from investing activities:
  Cash payments for the purchase of property              (107,674)     (156,329)          (299,072)
                                                       -----------   -----------       ------------
Cash flows from financing activities:
  Bank overdraft                                              (338)          338             35,486
  Capital contributed as equipment                                                          272,376
  Principal payments on notes & leases payable                            (6,822)          (240,119)
  Stock Issued for Conversion of NP                             --       836,737
  Payment of lease payable                                 (16,155)       11,791            145,636
  Proceeds from issuance of stock                        1,100,000       149,960          1,843,882
  Proceeds from loans payable                                7,543            --          1,498,593
  Proceeds from Subscription Recievable                    100,040            --            100,040
  Repurchase of Common Stock                                (1,610)           --             (1,610)
  Reciept of APIC                                           20,000            --             20,000
  Payment of Perfered Dividends                            (46,338)           --            (46,338)
                                                       -----------   -----------       ------------
  Net cash provided by financing activities              1,163,142       992,004          3,627,946
                                                       -----------   -----------       ------------
Net increase (decrease) in cash and cash equivalents         1,669            --           (168,795)
Cash, beginning of year                                         --            --                 --
                                                       -----------   -----------       ------------
Cash, end of year                                      $     1,669   $        --       $      1,669
                                                       ===========   ===========       ============
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense       $     2,324   $     3,828       $     46,758
                                                       ===========   ===========       ============
Cash paid during the period for Taxes                  $        --   $        --       $         --
                                                       ===========   ===========       ============
Non-Cash Items for the period                          $        --   $        --       $         --
                                                       ===========   ===========       ============

   The accompanying notes are an integral part of these financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively the "Company")

GeneThera, Inc., formerly known as Hand Brand Distribution, Inc., was incorporated in November 1995, under the laws of the State of Florida. On February 25, 2002, GeneThera, Inc. acquired 100% of the outstanding shares of GeneThera, Inc. (Colorado). A total of 16,611,900 shares of common stock were issued for the acquisition. For accounting purposes, the acquisition has been treated as a reversed merger and as a recapitalization of GeneThera, Inc. (Colorado). On September 20, 2004, the Company acquired 100% of the outstanding shares of VDx, Inc. A total of 375,000 shares of common stock were issued for the transaction. Effective April 1, 2005, the acquisition of VDx, Inc. was rescinded with the parties returning to their original positions.

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

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

Revenue Recognition

Our Research and Development contracts are on a pre-paid basis in order to reflect our milestones during the research investigation. Revenues from sales are recognized when services are completed.

Loss per Share

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2005 and 2004 all common stock equivalents were antidilutive and therefore diluted loss per share equaled basic loss per share. The total outstanding warrants of 597,826 would be added into the weighted average common shares if not antidilutive in calculating diluted loss per share.

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

Net Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

In March 2005, the FASB issued FASB interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 `Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued

NOTE 2 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consisted of the following:

                                    2005        2004
                                 ---------   ---------
Office equipment                 $  84,344   $  45,002
Laboratory equipment               643,084     728,475
                                 ---------   ---------
                                   727,428     773,477
Less: Accumulated depreciation    (287,399)   (204,653)
                                 ---------   ---------
                                 $ 440,029   $ 568,824
                                 =========   =========

Depreciation expense for the years ended December 31, 2005 and 2004 was $98,118 and $73,756, respectively.

NOTE 3 LEASE OBLIGATIONS

Operating Leases

The Company leases its office, warehouse, laboratory space and vehicle under non-cancelable operating leases, which have initial terms in excess of one year.

Total lease expense for the years ended December 31, 2005 and 2004 was $71,344, and $84,388, respectively.

Capital Leases

The Company's property under capital leases is included in property and equipment (See Note 2) and is summarized as follows:

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 3 LEASE OBLIGATIONS - continued

Capital Lease - continued

                                    2005       2004
                                  --------   --------
Laboratory Equipment              $ 31,574   $183,212
Computer                             2,672      2,672
                                  --------   --------
                                    34,246    185,884
Less: Accumulated depreciation     (19,895)   (11,396)
                                  --------   --------
Net assets under capital leases   $ 14,351   $174,488
                                  ========   ========

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2005 were as follows:

                                             Operating   Capital
                                              Leases      Leases
                                             ---------   -------
2006                                            63,217     9,450
2007                                            63,217     4,901
2008                                            63,217         0
2009                                                 0         0
2010 and thereafter                                  0         0
                                              --------    ------
                                              $189,651         0
                                              ========
Less amount representing interest                              0
                                                          ------
Present value of minimum lease payments                    9,450
Less current portion                                          (0)
                                                          ------
Long-term portion of capital lease payable                $4,901
                                                          ======

Total interest expense, including late fees, under capital leases was $2,324 and $3,828 for the years ended December 31, 2005 and 2004, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELPOMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 4 LOAN PAYABLE - continued

The Company has an outstanding loan payable to a related party as follows:

                                                           2005     2004
                                                           ----   --------
Loan payable with no interest, due on demand, unsecured.    $ 0   $ 20,000
Less current portion                                         (0)   (20,000)
                                                            ---   --------
Total long-term loan payable - related party                $ 0   $      0
                                                            ===   ========

There was no interest expense related to this obligation for the years ended December 31, 2005 and 2004. The loan was contributed to additional paid in capital in 2005.

NOTE 5 NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2005 and 2004 as follows:

                                                          2005       2004
                                                        --------   --------
Various notes payable with interest rates ranging
from 0% to 14%; various terms; secured by equipment
and personal guarantees.                                $ 55,775   $186,582
Less current portion:                                    (55,775)   (68,153)
                                                        --------   --------
Total long-term notes payable                           $      0   $118,429
                                                        ========   ========

Total interest expense for these obligations for the year ended December 31, 2005 and 2004 was $0 and $5,136, respectively.

NOTE 6 CONVERTIBLE NOTES PAYABLE

The Company has outstanding convertible notes payable at December 31, 2005 and 2004 as follows:

                                                           2005     2004
                                                           ----   --------
Convertible note payable to an individual, with
interest at 12%; due July 8, 2004; convertible into
shares of common stock at a price of $1.00 per share.         0     17,000

A convertible note payable to an individual, with
interest at 8%; due February 15, 2005; convertible into
shares of common stock at a price of $1.00 per share.         0      2,000
                                                            ---   --------
                                                              0     19,000
Less: current portion                                        (0)   (19,000)
                                                            ---   --------
Total long-term convertible notes payable                   $ 0   $      0
                                                            ===   ========

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6 CONVERTIBLE NOTES PAYABLE - continued

Interest expense for these obligations for the years ended December 31, 2005 and 2004 was $0 and $1,614, respectively.

NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Transactions

On December 31, 2005, the Company authorized 100,000,000 shares of $.001 par value common stock; 22,295,069 is outstanding at December 31,2005.

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

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

In October 2004, the Company issued 35,555 shares valued at $34,750 to attorney for services rendered. Accordingly, $34,750 for professional fess was charged to operations.

In October 2004, the Company issued 100,000 shares valued at $130,000 to a Board member. Accordingly, $130,000 for professional fees was charged to operations.

In November 2004, the Company issued 325,000 shares valued at $471,250 to a consultant for marketing. Accordingly, $471,250 for consulting expense was charged to operations.

In November 2004, the Company issued 175,000 shares valued at $250,000 to a subscriber for a total of $149,960 in cash and a subscription receivable of $100,040.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT) - continued

Common Stock - continued

In January 2005, the Company issued 2,000 shares of common stock valued at $2,200 pursuant to conversion rights exercised by a holder.

In January 2005, the Company cancelled 15,204 shares of common stock valued at $15,960 from a consultant. Accordingly, $15,960 for consultant expense was charged to operations.

In January 2005, the Company cancelled 1,400 shares of common stock valued at $1,610 from a consultant. Accordingly, $1,610 for consultant expense was charged to operations.

In March 2005, the Company issued 1,475,000 shares valued at $1,489,999 to a marketing consultant and resulted in an immediate charge to operations.

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

Preferred Stock

On December 31, 2005, the Company authorized 20,000,000 shares of $0.001 par value preferred stock; 4,600 is outstanding at December 31, 2005.

Preferred Stock shall be convertible into Common Stock any time at the holder's sole discretion in part or in whole by dividing the Purchase Price per Share by a price (the "Conversion Price") equal to 110% of the Market Value on the Closing Date. "Market Value" on any given date shall be defined as the average of the lowest three intra-day trading prices of the Company's common stock during the 15 immediately preceding trading days.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 7 STOCKHOLDERS' EQUITY (DEFICIT) - continued

Common Stock - continued

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

Warrants

The Company has warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share outstanding at December 31, 2005.

In June 2005, 1,400 shares of Series A Preferred Stock were cancelled and converted into 318,182 common shares of the company

In July 2005, 5,000 shares of Series A Preferred Stock were cancelled and converted into 1,086,957 common shares of the company. The adjustment to shareholder equity was due to the reclassification in common stock in the amount of 49,658. Please see Note 14 for detail information.

NOTE 8 INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2005 and 2004 of approximately $14,085,392 and $10,413,571, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2025. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

NOTE 9 CONTINGENCIES

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements. While the ultimate outcome of these matters has yet to be determined, management has included a provision for these claims based on known facts and circumstances as of December 31, 2005 in the amount of $55,081.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 10 GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2005 and 2004, the Company showed operating losses of $3,625,483 and $5,742,037, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $827,345 and $793,573 at December 31 2005 and 2004, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company's viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

NOTE 11 RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense when incurred. The following table illustrates the types of expenses imbedded in the financial statements as costs related to laboratory research, formulation, design and testing of products and processes as related to the business plan.

                  2005       2004
                --------   --------
Consulting      $240,000   $240,000
Salaries         143,714    164,714
Lease expense     63,217     50,703
Depreciation      11,751     66,551
Lab expenses      53,618     58,600
                --------   --------
Totals          $512,300   $541,299
                ========   ========

NOTE 12 BENEFICIAL CONVERSION EXPENSE

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

Beneficial conversion expense was $367,397 and $1,301,373 for the periods ended December 31, 2005 and 2004, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 13 ACQUISITION OF VDx, INC.

On September 20, 2004 the Company acquired 100% of the equity interests of VDx, Inc. (VDx). The income and expenses for VDx from the period September 20, 2004 through December 31, 2004 are included in the consolidated statements of operations. VDx is a corporation organized under the laws of the state of Wisconsin and is a manufacturer and distributor of veterinary diagnostic equipment and tests. VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. VDx has already made a significant impact within the dairy cattle industry with their NEFA test and nutritional supplement program to maximize output for the dairy farmer. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving. By acquiring VDx, the Company was granted an exclusive license for the above named tests, which will enable the Company to generate revenues and increase its penetration into the dairy cattle industry in order to market its future Johnne's test and vaccine.

NOTE 13 ACQUISITION OF VDx, INC. - continued

The purchase price of VDx was $338,282 for which the Company issued 375,000 shares of common stock valued at $326,250 based on the closing price of the shares on the date of acquisition.

Effective April 1, 2005, the acquisition of VDx was rescinded by mutual agreement between the Board and the previous owners of VDx. The 375,000 shares issued for the acquisition of VDx were returned to the company and all control was passed back to the original ownership. Both parties were put back in the same position. The Company restated 2004 financial statements due to this adjustment.

NOTE 14 RESTATEMENT

The consolidated financial statements of the Company included in the 10-KSB for December 31, 2003 were inaccurately depicted in the financials as of March 23, 2003. The 60,000 shares issued for computer services were never authorized by the Board; the 40,000 shares issued for management and financing services was never completed. The above cancelled shares accrued interest in the amount of 3,134 was also annulled due to lack of issuance.

The adjustment to shareholder equity was due to the reclassification in February 25, 2002 in the amount of 49,658. Consequently, the shareholder equity was restated with the above adjustment.

During the fiscal year of 2004, shares were issued to a board member in the amount of 100,000 shares, which were not recognized in the consolidated financial statement. Consequently, the consolidated financial statements for December 31, 2003 and December 31, 2004 are restated as follows:

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 14 RESTATEMENT - continued

                                         Shares of        Additional     Accumulated
                                        Common Stock   Paid-in-Capital     Deficit
                                        ------------   ---------------   -----------
As reported December 31, 2003 - After
restated                                  4,796,478        3,998,810     (4,785,076)
Adjustments
  Cancelled Shares                         (100,000)         (99,900)       100,000
  Cancelled Shares                           (3,134)          (3,131)         3,134
  Adjustment to Shareholder Equity           49,658           (4,966)         4,916
                                         ----------       ----------     ----------
As restated December 31, 2003             4,743,002        3,890,813     (4,677,026)
                                         ==========       ==========     ==========
As reported December 31, 2004            19,007,534       10,330,920     10,658,980
Adjustments
  Cancelled Shares of VDX                  (375,000)        (313,843)      (314,218)
  Share issued to Board member              100,000          129,900        130,000
                                         ----------       ----------     ----------
As restated December 31, 2004            18,732,534       10,146,977     10,474,762
                                         ==========       ==========     ==========

                                 Net Income
                                 ----------
Restated December 31, 2004       (5,755,754)
Adjustments
  VDx Adjustment                    143,717
  Bonus for Board member
Stock                              (130,000)
New restated December 31, 2004   (5,742,037)

NOTE 15 STOCK OPTION PLAN

In December 2005, the board of disrectors approved a stock option plan for the issuance of 2,000,000 shares to employees. No shares were issued as of December 31, 2005.