Form 10QSB
period 2006-06-30
GENETHERA INC
filed 2006-08-16
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

Commission File No. 000-27237

GENETHERA, INC.
(Exact name of small Business Issuer as specified in its Charter)

Florida	65-0622463
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3930 Youngfield Street, Wheat Ridge CO	80033
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	(303) 463-6371

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,325,069 Shares of $.001 par value Common Stock outstanding as of June 30, 2006 and Series A 4,600 Shares, Series B 1,500,000 shares of $.001 par value Preferred Stock outstanding as of June 30, 2006.

GENETHERA, INC.
AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SIX MONTHS ENDED
JUNE 30, 2006

GENETHERA, INC. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006

TABLE OF CONTENTS

Page No.
Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheet June 30, 2006 (unaudited)	3

Consolidated Statements of Operations for the Six Months Ended
June 30, 2006 and 2005 (unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the
Period ended June 30, 2006 (unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2006 and 2005 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeneThera, Inc.
Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiaries as of June 30, 2006, (unaudited) and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

JASPERS+HALL

Denver, Colorado
May 15, 2005

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

Six months ended
June 30, 2006
(Unaudited)
Assets
Current Assets
Cash	$2,000
Accounts receivable	127,983
Prepaid expenses	30,708

Total Current Assets	160,691

Property and equipment, net	727,428
Accumulated Depreciation	(327,911)
399,517
Other Assets
Assets	-
Deposits	5,278

Total Other Assets	5,278

Total Assets	$565,486

The accompanying notes are integral part of these financial statements.

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

Six months ended
June 30, 2006
(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$346,188
Accrued expenses	784,773
Leases payable, current portion	12,040
Notes payable	8,816

Total Current Liabilities	1,151,817

Long Term Liabilities
Repayment of Loan	-

Total Liabilities	1,151,817

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares
authorized; Series A 4,600 shares issued and outstanding
Series B 1,500,000 shares issued and outstanding	1,505
Common stock $.001 par value, 100,000,000 shares authorized;
24,325,069 shares issued and outstanding	24,326
Additional paid in capital	13,994,159
Deficit accumulated during development stage	(14,606,321)

Total Stockholders' Equity	(586,331)

Total Liabilities & Stockholders' Equity	$565,486

$-

The accompanying notes are integral part of these financial statements.

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO JUNE 30, 2006
(UNAUDITED)

			For the period from
			October 5, 1998
	6 month period ended June 30,		(inception) to
	2006	2005	June 30, 2006
Income
Sales	$120,000	$40,000	$388,749
Research fees	-	-	188,382
Total income	120,000	40,000	577,131

Cost of sales	-	-	(30,352)

Gross profit	120,000	40,000	546,779

Expenses
Other compensation	-	73,350	3,283,009
Consulting	348,058	1,656,040	4,487,475
General and administrative expenses	53,004	504,713	2,821,095
Payroll expenses	164,200	194,670	1,726,579
Depreciation	40,512	33,996	366,614
Settlement expense	-	11,000	57,493
Impairment of long-lived asset	-	9,600	55,714
Lab expenses	39,491	46,887	294,416
Total expenses	645,265	2,530,256	13,092,395

Loss from operations	(525,265)	(2,490,256)	(12,545,616)

Other income (expenses)
Beneficial conversion expense	-	(95,457)	(1,987,991)
Interest expense	-	(2,442)	(46,758)
Gain on settlements	(7,200)	58,203	51,003
Other income (expenses), net	11,536	(2,888)	45,105

Net loss from continuing operations	(520,929)	(2,532,840)	(14,484,257)
Gain (loss) from disposal of subs		119,157	-
Loss from discontinued operations	-	(47,768)	(122,065)

Net loss	$(520,929)	$(2,461,451)	$(14,606,319)

Loss per common share	$(0.022)	$(0.12)	$(0.60)
Diluted Weight Average	$-	$-	$-
Weight Average	23,180,564	20,365,216	-
Diluted Per Share	$-	$-	$-
The accompanying notes are integral part of these financial statements.

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
(CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED JUNE 30, 2006
(UNAUDITED)

								Development
								Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31,	4,600	$5	-	$-	22,295,069	$22,296	$13,685,888	$(14,085,392)	(377,203)

Shares issued to officers
in lieu of salary					90,000	$90	$12,510		12600

Shares issued to replace
cancelled certificate-settlement					40,000	$40	$7,160		7200

Shares issued for consulting services					1,900,000	1,900	230,100		232,000

Share issued to officer			1,500,000	1,500			58,500		60,000

Net Loss June 30, 2006								(520,929)	(520,929)

Balance June 30, 2006 (unaudited)	4,600	$5	1,500,000	$1,500	24,325,069	$24,326	$13,994,159	$(14,606,321)	$(586,332)

The accompanying notes are integral part of these financial statements.

GENETHERA, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY0
CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period from
	6 month period ended June 30,		October 5, 1998
			(inception) to
	2006	2005	June 30, 2006	2005

Cash flows from operating activities:
Net loss	$(520,929)	$(2,461,451)	$(14,606,321)	$(14,085,392)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	40,512	33,996	$58,155	17,643
Compensation in exchange for common stock	251,800	1,729,390	$8,142,414	7,890,614
Beneficial conversion feature	-	167,611	$1,987,990	1,987,990
Loss on impairment	-	9,600	$-	-
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(122,173)	(6,399)	$(127,983)	(5,810)
Inventory	-	-	$-	-
Prepaid expenses	(20,157)	(53,013)	$(30,708)	(10,551)
Other assets	9,736	328,450	$7,278	(2,458)
Increase in account payable
and accrued liabilites	350,812	(260,825)	$1,061,107	710,295

Total adjustments	510,530	1,948,810	11,098,253	10,587,723

Net cash used in operating activities	(10,399)	(512,641)	(3,508,068)	(3,497,669)

Cash flows from investing activities:
Cash payments for the purchase of property	-	(109,663)	(299,072)	(299,072)

Cash flows from financing activities:
Bank overdraft		-	35,486	35,486
Capital contributed as equipment			272,376	272,376
Principal payments on notes & leases payable		(14,927)	(240,119)	(240,119)
Stock Issued for Conversion of NP		-
Payment of lease payable	(2,311)	-	143,325	145,636
Proceeds from issuance of stock	60,000	1,100,000	1,903,882	1,843,882
Proceeds from loans payable	(46,959)	-	1,451,634	1,498,593
Proceeds from Subscription Recievable	-	-	100,040	100,040
Repurchase of Common Stock	-	(1,480)	(1,610)	(1,610)
Reciept of APIC	-	-	20,000	20,000
Payment of Perfered Dividends	-	(36,429)	(46,338)	(46,338)

Net cash provided by financing activities	10,730	1,047,164	3,638,676	3,627,946

Net increase (decrease) in cash	331	424,860	(168,464)	(168,795)

Cash, beginning of year	1,669	7,402	-	-

Cash, end of year	$2,000	$432,262	$2,000	$1,669

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$-	$1,714	$46,758	$46,758
Cash paid during the period for Taxes	$-	$-	$-	$-
Non-Cash Items for the period	$-	$-	$-	$-

The accompanying notes are integral part of these financial statements.

GENETHERA, INC. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006

NOTE 1  PRINCIPLES OF CONSOLIDATION

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GeneThera, Inc. (Colorado). All significant inter-company balances and transactions have been eliminated.

NOTE 2  BASIS OF PRESENTATION

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

GENETHERA, INC. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006

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

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

June 30,
2006
Computers	$42,987
Office Equipment	39,891
Furniture & fixtures	1,465
Laboratory equipment	643,084

727,428
Less accumulated depreciation	(327,911)

$399,517

Depreciation expense for the six months ended June 30, 2006 and 2005 was $40,512 and $33,996, respectively.

GENETHERA, INC. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006

NOTE 5 STOCKHOLDERS’ EQUITY

Common Stock

In March 2006, the Company issued 40,000 shares valued at $7,200 in settlement of a lawsuit previously filed by OR Surgical and resulted in an immediate charge to operations.

In March 2006, the Company issued 90,000 shares valued at $12,600 to two officers in lieu of salary and resulted in an immediate charge to operations.

In May 2006, the Company issued 500,000 shares valued at $65,000 to a marketing consulting group and resulted in an immediate charge to operations.

In May 2006, the Company issued 50,000 shares valued at $6,500 to consulting services for lab work and resulted in an immediate charge to operations.

In May 2006, the Company issued 600,000 shares valued at $78,000 to marketing consulting group and resulted in an immediate charge to operations.

In June 2006, the Company issued 750,000 shares valued at $82,500 to consulting services of operations and resulted in an immediate charge to operations.

On May 5, 2006, we issued 1,500,000 shares of our Series B Convertible Preferred Stock to our Chief Executive Officer, Antonio Milici, M.D., Ph.D. (“the Purchaser”), for $0.04 per share, or an aggregate of $60,000.

As of June 30, 2006, there were 4,600 shares of our Series A, Convertible Preferred Stock (“Series A”) issued and outstanding, and 1,500,000 shares of our Series B, Convertible Preferred Stock (“Series B”) were issued and outstanding.

As of June 30, 2006, there were 24,325,069 shares of our common stock issued and outstanding.

NOTE 6 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the periods ended June 30, 2006 and 2005, the Company showed operating losses of $520,929 and $2,461,451 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $991,127 for the six months ended June 30, 2006.

These factors raise substantial doubt about its ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company’s viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Gross profits for the three-month period ended June 30, 2006 were $120,000 compared to $40,000 for the same period last year. Gross profit increase is attributable to the continuance of two contracts that started in the second quarter for the Company’s R&D Services. Personnel (salaries) decreased from $194,670 for the prior six month period ending June 30, 2005 to $164,200 for the six month period ending June 30, 2006. Personnel (salaries) decrease occurred because the company has streamlined operations to reflect its cash position. Professional expenses (consulting and professional fees) comparing the six month period ending June 30, 2006, to the six month period ending June 30, 2005, decreased from $1,656,040  to $348,058 with the decrease attributable to the non-use of consultants throughout the quarter.

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

The Company believes it will require significant additional funding in order to achieve its business plan. Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $3,000,000. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully.

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

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera's integrated technology platform is the foundation for "fast-track" rDNA vaccine development. At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnnes disease. Both vaccine developments are in the “in Vitro” stage. We expect to initiate experimental animal studies for Johnnes in the next 2-3 months. A longer time frame (6-8 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GEA TM and PURIVAX TM rAD and rAAV systems. This integrated technology platform yields fast-track vaccine development. Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24. The cost to bring these vaccines to market is $2-5 Million from start to finish. There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market. The GEA TM applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GEATM assays, vaccine efficacy can be measured in real time. This means not having to wait for the antibody response to measure how well the vaccine is working. F-PCR allows effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s). The more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GEATM SYSTEM

GEATM is a proprietary assay development system. GEATM was developed in 2001. To date the system has been used to develop our TSE molecular assay. GEATM is a gene expression system to be used solely in our laboratory .The core of GEATM is Fluorogenic Polymerase Chain Reaction technology (F-PCR). GeneThera solves the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are fully integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system. This system results in minimal intervention and no post-PCR manipulation. GEATM is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). To perform GEATM, specific laboratory equipment is needed. This involves some substantial initial costs to set up the laboratory operations. However, the use of F-PCR represents a great advantage over other available systems because of its greater sensitivity, speed and accuracy.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of 2,000 as of June 30, 2006. Accounts receivable as of June 30, 2006 was $127,983. It is estimated that it will require outside capital for the remainder of fiscal year 2006 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. Currently the company is in discussions with two groups to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-QSB, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," “would," could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. These evaluations was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney’s fees in amounts to be determined at trial. Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff’s claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.’s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment was entered in favor of the plaintiff for approximately $49,000.00. The Company has appealed this judgment.

 On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000.00 and $18,000.00 respectively, plus costs, interest, expert fees and attorney’s fees in amounts to be determined at trial. The trial date in July was vacated, to be reset upon notice based upon the plaintiffs’ counsel’s decision to possibly call GeneThera, Inc.’s counsel as an adverse witness at trial, thereby creating a conflict of interest for defense counsel, requiring him to withdraw from representation. GeneThera, Inc. has retained other trial counsel. A new trial date was schedule for May 16-19, 2006. The plaintiffs settled with the Company on May 12, 2006. A Fairness Hearing is still pending.

New Trends Holdings, Inc. from British Columbia sued the Regency Group and GeneThera, Inc. in U.S. District Court for the District of Colorado on or about August 4, 2005 based upon a breach of contract claim arising from Regency Group’s acting on behalf of GeneThera, Inc. to engage New Trends for the performance of services. GeneThera filed a Motion to Dismiss it from the action on the grounds that the contract was between Regency and New Trends. Regency and New Trends settled the case and reimbursed GeneThera for all costs incurred in defending the action.

OR Surgical, Inc. sued GeneThera, Inc. to recover money and/or stock it claims was owed as the result of a business arrangement involving an equipment lease OR Surgical defaulted on the payments. The parties settled the matter without further litigation and OR Surgical was issued 40,000 shares instead of 75,000 shares the plaintiff wanted in March 2006.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

No defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of June 30, 2006.

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

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 14th day of August, 2006.

GENETHERA, INC.

By:	/s/ Antonio Milici
Name:	Antonio Milici
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on July 31, 2006:

Signature	Title(s)

/s/ Antonio Milici	President, Chief Executive Officer and Director
Antonio Milici	(principal executive officer)

/s/ Tannya L Irizarry	Chief Financial Officer (Interim)
Tannya L Irizarry

/s/ Thomas J. Slaga	Director
Thomas J. Slaga