Form 10QSB
period 2006-09-30
GENETHERA INC
filed 2006-11-20
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,721,736 Shares of $.001 par value Common Stock outstanding as of September 30, 2006 and Series A 4,600 Shares, Series B 2,250,000 shares of $.001 par value Preferred Stock outstanding as of September 30, 2006.

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


                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 GENETHERA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                NINE MONTHS ENDED
                               SEPTEMBER 30, 2006

                         GENETHERA, INC. AND SUBSIDIARY
                           A DEVELOPMENT STAGE COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2006



                                TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------

Report of Independent Registered Public Accounting Firm                  2

Consolidated Balance Sheet September 30, 2006 (unaudited)                3

Consolidated Statements of Operations for the Nine Months Ended
   September 30, 2006 and 2005 (unaudited)                               5

Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for the Period ended September 30, 2006 (unaudited)         6

Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2006 and 2005 (unaudited)                               7

Notes to Consolidated Financial Statements (unaudited)                   8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
GeneThera, Inc.
Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiaries as of September 30, 2006, (unaudited) and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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




JASPERS+HALL


Denver, Colorado
November 20, 2006

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006

                                  ASSETS

                                                                                 NINE MONTHS ENDED                 YEAR END
                                                                                 SEPTEMBER 30, 2006            DECEMBER 31, 2005
                                                                                     (Unaudited)                   (Unaudited)
                                                                            -----------------------------   ------------------------
Current Assets
  Cash                                                                      $                          7    $                 1,669
  Accounts receivable                                                                            215,562                      5,810
  Prepaid expenses                                                                                 6,810                     10,551
                                                                            -----------------------------   ------------------------

Total Current Assets                                                                             222,379                     18,030
                                                                            -----------------------------   ------------------------

Property and equipment                                                                           727,428                    727,428
Accumulated Depreciation                                                                        (346,162)                  (287,399)
                                                                            -----------------------------   ------------------------
Property and equipment, net                                                                      381,266                    440,029



Other Assets                                                                                       5,278                     15,014
                                                                            -----------------------------   ------------------------

  Total Other Assets                                                                               5,278                     15,014
                                                                            -----------------------------   ------------------------


  Total Assets                                                              $                    608,923    $               473,073
                                                                            =============================   ========================


    The accompanying notes are integral part of these financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 NINE MONTHS ENDED                 YEAR END
                                                                                 SEPTEMBER 30, 2006            DECEMBER 31, 2005
                                                                                     (Unaudited)                   (Unaudited)
                                                                            -----------------------------   ------------------------
Current Liabilities
  Accounts payable                                                          $                    334,479    $               190,229
  Accrued expenses                                                                               676,818                    589,921
  Leases payable, current portion                                                                 12,040                      9,450
  Notes  payable                                                                                 159,843                     55,775
                                                                            -----------------------------   ------------------------


Total Current Liabilities                                                                      1,183,180                    845,375
                                                                            -----------------------------   ------------------------



Long Term Liabilities                                                                                  -                      4,901
                                                                            -----------------------------   ------------------------


Total Liabilities                                                                              1,183,180                    850,276
                                                                            -----------------------------   ------------------------


Stockholders' Equity
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized; Series A 4,600 shares issued and outstanding
    Series B 1,500,000 shares issued and outstanding                                               2,255                          5
  Common stock $.001 par value, 100,000,000 shares authorized;
    24,325,069 shares issued and outstanding                                                      31,723                     22,296
  Additional paid in capital                                                                  14,433,811                 13,685,888
  Deficit accumulated during development stage                                               (15,042,046)               (14,085,392)
                                                                            -----------------------------   ------------------------

Total Stockholders' Equity                                                                      (574,257)                  (377,203)
                                                                            -----------------------------   ------------------------


Total Liabilities &  Stockholders' Equity                                   $                    608,923    $               473,073
                                                                            =============================   ========================


    The accompanying notes are integral part of these financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO
                         SEPTEMBER 30, 2006 (UNAUDITED)

                                                                                                                 FOR THE PERIOD FROM
                                     THREE MONTHS ENDED                     NINE MONTHS ENDED                    OCTOBER 5, 1998
                                        SEPTEMBER 30,                           SEPTEMBER 30,                     (INCEPTION) TO
                                            2006                 2005              2006              2005        SEPTEMBER 30, 2006
                                     --------------------  ---------------  -----------------  ---------------   ------------------
Income
  Sales                              $             5,000   $       80,000   $        185,000   $      100,000    $          453,749
  Research fees                                        -                -                  -                -               188,382
                                     --------------------  ---------------  -----------------  ---------------   -------------------
Total income                                       5,000           80,000            185,000          100,000               642,131

Cost of sales                                          -                -                  -                -               (30,352)
                                     --------------------  ---------------  -----------------  ---------------   -------------------

Gross profit                                       5,000           80,000            185,000          100,000               611,779
                                     --------------------  ---------------  -----------------  ---------------   -------------------

Expenses
   Other compensation                                  -           12,300                  -           85,650             3,283,009
   Consulting                                    275,300          296,000            424,800        1,952,040             4,564,217
 General and administrative
   expenses                                      156,140          168,569            375,105          664,096             3,143,196
   Payroll expenses                               58,500          100,765            222,700          295,435             1,785,079
 Depreciation                                     18,251           28,590             58,763           62,586               384,865
   Settlement expense                                  -            2,541                  -           13,541                57,493
   Impairment of long-lived asset                      -                -                  -            9,600                55,714
   Lab expenses                                      101            4,760             39,592           51,626               294,517
                                     --------------------  ---------------  -----------------  ---------------   -------------------
Total expenses                                   508,292          613,525          1,120,960        3,134,574            13,568,090
                                     --------------------  ---------------  -----------------  ---------------   -------------------

Loss from operations                            (503,292)        (533,525)          (935,960)      (3,034,574)          (12,956,311)

  Other income (expenses)
  Beneficial conversion expense                        -         (271,739)                 -         (367,196)           (1,987,991)
  Interest expense                                     -              (81)                 -           (2,524)              (46,758)
  Gain on settlements                            (36,000)               -            (43,200)          58,203                15,003
  Other income (expenses), net                    22,506            3,514             22,506              625                56,075
                                     --------------------  ---------------  -----------------  ---------------   -------------------

Net loss from continuing operations             (516,786)        (801,831)          (956,654)      (3,345,466)          (14,919,982)
Gain (loss) from disposal of subs                                                                     119,157                     -
Loss from discontinued operations                      -                -                  -          (47,768)             (122,065)
                                     --------------------  ---------------  -----------------  ---------------   -------------------

Net loss                             $          (516,786)  $     (801,831)  $       (956,654)  $   (3,274,077)   $      (15,042,044)
                                     ====================  ===============  =================  ===============   ===================


Loss per common share                $            (0.020)  $       (0.036)  $         (0.040)  $        (0.16)   $            (0.47)
Diluted Weight Average               $                 -                    $              -   $            -    $                -
Weight Average                                26,397,714       21,981,187         23,979,513       20,534,776                     -
Diluted Per Share                    $                 -                    $              -   $            -    $                -


    The accompanying notes are integral part of these financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                           A DEVELOPMENT STAGE COMPANY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2006
                                  (UNAUDITED)

                                                                                                          DEVELOPMENT
                                                                                                             STAGE
                             PREFERRED STOCK A  PREFERRED   STOCK B      COMMON STOCK         PAID IN     ACCUMULATED
                              SHARES   AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT        TOTAL
                             -------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,            4,600  $    5           -  $    -    22,295,069  $ 22,296   $13,685,888  $ (14,085,392)    (377,203)

Shares issued to officers
 in lieu of salary                                                      690,000  $    690      $ 77,910                    $ 78,600

Shares issued to replace
  cancelled certificate-
  settlement                                                             40,000  $     40       $ 7,160                        7200

Shares issued for
consulting services                                                   1,300,000     1,300       164,700                     166,000

Share issued to officer                         1,500,000   1,500                                58,500                      60,000

Shares issued for
consulting services                                                   6,396,667     6,397       361,403                     367,800

Share issued to officer                           750,000     750                                29,250                      30,000

Shares issued to officers
 in lieu of salary                                                    1,000,000     1,000        49,000                      50,000


Net Loss September 30, 2006                                                                                   (956,654)    (956,654)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 2006
(UNAUDITED)                     4,600  $    5   2,250,000  $2,250    31,721,736  $ 31,723   $14,433,811  $ (15,042,046)  $ (574,257)
                              ======================================================================================================


    The accompanying notes are integral part of these financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       FOR THE PERIOD FROM
                                                             NINE MONTHS ENDED SEPTEMBER 30,             OCTOBER 5, 1998
                                                                                                          (INCEPTION) TO
                                                               2006                   2005              SEPTEMBER 30, 2006
                                                         ------------------    -------------------    -----------------------
Cash flows from operating activities:
  Net loss                                               $        (956,654)    $       (2,461,451)    $          (15,042,046)
                                                         ------------------    -------------------    -----------------------

  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
     activities:
     Depreciation and amortization                                  58,763                 33,996     $               76,406
     Compensation in exchange for common stock                     669,600              1,729,390     $            8,560,214
     Beneficial conversion feature                                       -                167,611     $            1,987,990
     Loss on impairment                                                  -                  9,600     $                    -
   Changes in operating assets and liabilities
     (Increase) Decrease in:
       Accounts receivable                                        (209,752)                (6,399)    $             (215,562)
       Inventory                                                         -                      -     $                    -
       Prepaid expenses                                              3,741                (53,013)    $               (6,810)
       Other assets                                                  9,736                328,450     $                7,278
   Increase in account payable
     and accrued liabilites                                        231,147               (260,825)    $              941,442
                                                         ------------------    -------------------    -----------------------

      Total adjustments                                            763,235              1,948,810                 11,350,958
                                                         ------------------    -------------------    -----------------------

  Net cash used in operating activities                           (193,419)              (512,641)                (3,691,088)
                                                         ------------------    -------------------    -----------------------

Cash flows from investing activities:
  Cash payments for the purchase of property                             -               (109,663)                  (299,072)
                                                         ------------------    -------------------    -----------------------


Cash flows from financing activities:
  Bank overdraft                                                                                -                     35,486
  Capital contributed as equipment                                                                                   272,376
  Principal payments on notes & leases payable                                            (14,927)                  (240,119)
  Stock Issued for Conversion of NP                                                             -
  Payment of lease payable                                          (2,311)                     -                    143,325
  Proceeds from issuance of  stock                                  90,000              1,100,000                  1,933,882
  Proceeds from loans payable                                      104,068                      -                  1,602,661
  Proceeds from Subscription Recievable                                  -                      -                    100,040
  Repurchase of Common Stock                                             -                 (1,480)                    (1,610)
  Reciept of APIC                                                        -                      -                     20,000
  Payment of Perfered Dividends                                          -                (36,429)                   (46,338)
                                                         ------------------    -------------------    -----------------------



  Net cash provided by financing activities                        191,757              1,047,164                  3,819,703
                                                         ------------------    -------------------    -----------------------

Net increase (decrease) in cash                                     (1,662)               424,860                   (170,457)

                                                         ------------------
Cash, beginning of year                                              1,669                  7,402                          -
                                                         ------------------    -------------------    -----------------------

Cash, end of year                                        $               7     $         432,262      $                    7
                                                         ==================    ===================    =======================


Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense         $               -     $            1,714     $               46,758
                                                         ==================    ===================    =======================
Cash paid during the period for Taxes                    $               -     $                -     $                    -
                                                         ==================    ===================    =======================
Non-Cash Items for the period                            $               -     $                -     $                    -
                                                         ==================    ===================    =======================

    The accompanying notes are integral part of these financial statements.

                         GENETHERA, INC. AND SUBSIDIARY
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2006



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

                         GENETHERA, INC. AND SUBSIDIARY
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2006



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


NOTE 4   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                      September 30,
                                                           2006
                                                      -------------

         Computers                                    $   42,987
         Office Equipment                                 39,891
         Furniture & fixtures                              1,465
         Laboratory equipment                            643,084
                                                       ---------

                                                         727,428
         Less accumulated depreciation                  (346,162)
                                                        --------


                                                        $381,266
                                                        ========

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $58,763 and $62,586, respectively.

                         GENETHERA, INC. AND SUBSIDIARY
                           A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2006



NOTE 5            STOCKHOLDERS' EQUITY

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

In August 2006, the Company issued 2,130,000 shares valued at $131,800 to consulting services of operations and resulted in an immediate charge to operations.

In August 2006, the Company issued 625,000 shares valued at $37,500 to the line of credit fees of operations and resulted in an immediate charge to operations.

In September 2006, the Company issued 3,041,667 shares valued at $162,500 to consulting services of operations and resulted in an immediate charge to operations.

In September 2006, the Company issued 600,000 shares valued at $36,000 to a settlement and resulted in an immediate charge to operations.

In September 2006, the Company issued 1,000,000 shares valued at $50,000 to lieu of salary and resulted in an immediate charge to operations.

As of September 30, 2006, there were 31,721,736 shares of our common stock issued and outstanding.

Preferred Stock

On May 5, 2006, we issued 1,500,000 shares of our Series B Convertible Preferred Stock to our Chief Executive Officer, Antonio Milici, M.D., Ph.D. ("the Purchaser"), for $0.04 per share, or an aggregate of $60,000.

On September 1, 2006, we issued 750,000 shares of our Series B Convertible Preferred Stock to our Chief Administer Officer, Tannya Irizarry, ("the Purchaser"), for $0.06 per share, or an aggregate of $30,000.

As of September 30, 2006, there were 4,600 shares of our Series A, Convertible Preferred Stock ("Series A") issued and outstanding, and 2,250,000 shares of our Series B, Convertible Preferred Stock ("Series B") were issued and outstanding.



NOTE 6          GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the periods ended September 30, 2006 and 2005, the Company showed operating losses of $956,654 and $3,274,077 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $960,801 for the nine months ended September 30, 2006.

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended September 30, 2006 were $185,000 compared to $100,000 for the same period last year. Gross profit increase is attributable to the continuance of two contracts that started in the second quarter for the Company's R&D Services. Professional expenses (consulting and professional fees) comparing the nine month period ending September 30, 2006, to the nine month period ending September 30, 2005, decreased from $1,952,040 to $424,800 with the decrease attributable to the non-use of consultants throughout the quarter.

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

GEA(TM) SYSTEM

GEA(TM) is a proprietary assay development system. GEA(TM) was developed in 2001. To date the system has been used to develop our TSE molecular assay. GEA(TM) is a gene expression system to be used solely in our laboratory .The core of GEA(TM) is Fluorogenic Polymerase Chain Reaction technology (F-PCR). GeneThera solves the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are fully integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system. This system results in minimal intervention and no post-PCR manipulation. GEA(TM) is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). To perform GEA(TM), specific laboratory equipment is needed. This involves some substantial initial costs to set up the laboratory operations. However, the use of F-PCR represents a great advantage over other available systems because of its greater sensitivity, speed and accuracy.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $7 as of September 30, 2006. Accounts receivable as of September 30, 2006 was $215,562. It is estimated that it will require outside capital for the remainder of fiscal year 2006 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. Currently the company is in discussions with two groups to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000.00 and $18,000.00 respectively, plus costs, interest, expert fees and attorney's fees in amounts to be determined at trial. The trial date in July was vacated, to be reset upon notice based upon the plaintiffs' counsel's decision to possibly call GeneThera, Inc.'s counsel as an adverse witness at trial, thereby creating a conflict of interest for defense counsel, requiring him to withdraw from representation. GeneThera, Inc. has retained other trial counsel. A new trial date was schedule for May 16-19, 2006. The plaintiffs settled with the Company on May 12, 2006. On July 20, 2006, a Fairness Hearing was scheduled in which the plaintiffs, Langstaff and Wollner, settled with GeneThera in the amount of 300,000 shares each and a $55,000 cash award for the plaintiff's legal debt with Cage Williams Law Firm instead of the millions of shares the plaintiffs were demanding. Currently, due to short selling of the Company's shares, no cash award has been given to the plaintiffs; only common stock shares. GeneThera requested from the plaintiffs to sell their 600,000 shares it was given to them so they can pay their own legal fees.

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

On or about September 21,2006, MAG Capital, a California Limited Liability Company (Mercator Momentum III, LP; Mercator Momentum Fund LP; Monarch Pointe Fund, Ltd; a British Virgin Islands Corporation), served GeneThera, Inc. with a Summons with the Federal Court, which was quashed. On October 11, 2006, the above entities filed Superior Court State Complaint against GeneThera for breach of written contract. The remaining 4,600 preferred stock has not and will not be converted due to the above claim from MAG Capital.

On November 15, 2006, GeneThera, Inc.; Antonio Milici; Tannya L. Irizarry; GTI Corporate Transfer Agents, LLC; and Laura Bryan's attorney, Mark Shoemaker from California, filed a cross-complaint against MAG Capital, LLC; Mercator Momentum Fund III LP; Mercator Momentum Fund LP; and Monarch Pointe Fund, Ltd. for Declaratory Relief; Breach of Implied Covenant of Good Faith and Fair Dealing; Negligent Misrepresentation; Fraud and Negligence.

Item 2.     Changes in Securities

None.

Item 3.     Defaults upon Senior Securities

No defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of September 30, 2006.

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

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 13th day of November, 2006.

                                   GENETHERA, INC.

                                   By:      /s/ Antonio Milici
                                        ------------------------------
                                   Name:   Antonio Milici
                                   Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on October 31, 2006:

SIGNATURE                        TITLE(S)

/s/ Antonio Milici               President, Chief Executive Officer and Director
---------------------------
Antonio Milici                   (principal executive officer)


/s/ Tannya L Irizarry            Chief Financial Officer (Interim)
---------------------
Tannya L Irizarry

/s/ Thomas J. Slaga               Director
----------------------------
Thomas J. Slaga