Form 10KSB
period 2006-12-31
GENETHERA INC
filed 2007-04-17
CIK 1017110

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File No. 000-27237

GeneThera, Inc.

- --------------------------------------------------------------------------------

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

The issuer's revenues for its most recent fiscal year was $150,000.

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of December 31, 2006 was $2,250,000

The number of shares outstanding as of the issuer's common stock as of December 31, 2006 was 35,474,736. The number of warrants outstanding as of December 31, 2006 was 597,826.

EXPLANATORY NOTE

GeneThera, Inc. (“the Company”) is filing its Annual Report on Form 10-KSB for the year ended December 31, 2006 to reflect the statement of its Consolidated Financial Statements.

We have not amended and do not intend to amend our other previously filed annual reports on Form 10-KSB or our quarterly reports on Form 10-QSB. All the information in this Form 10-KSB is as of December 31, 2006 and does not reflect any subsequent information or events other than as discussed above.  There have been no changes to any other items in the Originally Filed 10-KSB, but such previous disclosure is included herein for the reader’s convenience.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-KSB, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "would," could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,

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

For the fiscal year 2006 the Company had one subsidiary, GeneThera, Inc., a Colorado corporation, ("GeneThera").

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

To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease (CWD), a disease affecting elk and deer in North America. GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but has been in Europe for many years. Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE).

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

Employees and Independent Contractors

As of December 31, 2006, the Company had a total of two (2) full-time employees and two (2) independent contractors who devote substantial effort on the Company's behalf. None of the employees and independent contractors of the Company are represented by a collective bargaining unit.

Risk Factors

We encounter various risks related to our business and our industry. These include the following risks.

The Loss of Key Personnel Could Adversely Affect the Company

The Company depends to a large part on the efforts and continued employment of Antonio Milici, M.D., Ph.D., our President, Chairman of The Board, and Chief Executive Officer. The loss of the services of Dr. Milici could adversely affect our business.

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

Item 2. Description of Property

We lease a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado  80033.  The lease is on a month-to-month basis and the rent is $5,235.26 per month.  We believe that our existing facilities are adequate to meet our current requirements.  We sub-lease 700 square foot office space to GTI Corporate Transfer Agents, LLC, a related party, located on the 3924 unit of our lease space reflected as 3930 Youngfield Street, Suite #2, Wheat Ridge, CO 80033. The lease is on a month-to-month basis and the rent is $637.00 per month. We do not own any real property.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.

Item 3. Legal Proceedings

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney’s fees in amounts to be determined at trial.

Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff’s claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.’s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment was entered in favor of the plaintiff for approximately $49,000.00. On February 9, 2006, the Company appealed this judgment and is waiting for the Appeals Committee’s decision.

 On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000.00 and $18,000.00 respectively, plus costs, interest, expert fees and attorney’s fees in amounts to be determined at trial. The trial date in July was vacated, to be reset upon notice based upon the plaintiffs’ counsel’s decision to possibly call GeneThera, Inc.’s counsel as an adverse witness at trial, thereby creating a conflict of interest for defense counsel, requiring him to withdraw from representation. GeneThera, Inc. retained other trial counsel. A new trial date was scheduled for May 16-19, 2006. The plaintiffs settled with the Company on May 12, 2006. On July 20, 2006, a Fairness Hearing was rescheduled to September 1st, 2006 in which the plaintiffs, Langstaff and Wollner, after a lengthy litigation and to avoid extensive accrual of legal fees on both parties, settled with GeneThera in the amount of 300,000 common stock shares each. GeneThera Florida agreed to issue 150,000 stock options or warrants to each plaintiff, Langstaff and Wollner.  GeneThera consented to the entry of a judgment in the amount of $55,000, which represents the plaintiff’s legal fees from their counsel; Cage, Williams, Abelman & Layden, which filed a levy against them. Plaintiffs’ stock certificates were mailed to their legal counsel.

OR Surgical, Inc. sued GeneThera, Inc. to recover money and/or stock it claims was owed as the result of a business arrangement involving an equipment lease OR Surgical defaulted on the payments. The parties settled the matter without further litigation and OR Surgical was issued 40,000 shares instead of 75,000 shares the plaintiff wanted in March 2006.

On or about September 21, 2006, MAG Capital, a California Limited Liability Company (Mercator Momentum III, LP; Mercator Momentum Fund LP; Monarch Pointe Fund, Ltd; a British Virgin Islands Corporation), served GeneThera, Inc., a Florida corporation, GTI Corporate Transfer Agents, LLC, a Colorado limited liability company, Antonio Milici, an individual, Tannya L. Irizarry, and Laura Bryan, individuals with a Summons with the Federal Court, which was quashed.  On October 11, 2006, the above entities filed Superior Court State Complaint against GeneThera et al. for breach of written contract.  The remaining 4,600 preferred stock will not be converted due to the above claim from MAG Capital, which is demanding at least $638,888 for damages suffered by MAG Capital due to breach of written contract by failure to convert the shares; the Company’s breach of written contract for failure to register shares; specific performance; breach of written contract by failure to pay dividends; breach of fiduciary duty; conspiracy to induce GeneThera to breach statutory duties; and conversion and trover. The Company retained legal counsel from Mark A. Shoemaker, located in Long Beach, CA, who was highly recommended by the Company’s Financial Advisor, Mr. Gary Rasmussen, who is also the primary beneficiary of Imperial Capital Holdings, LLC located in Costa Rica. It was exceedingly recommended by the primary beneficiary, Mr. Rasmussen, to open a line of credit for GeneThera, Inc. through his company, Imperial Capital Holdings, LLC. Although, Mr. Rasmussen’s name is not on the communications between Imperial and GeneThera, Inc., Maritza Sanabria, the Managing Director from Imperial notified the CAO of the Company that Mr. Rasmussen is the primary beneficiary of Imperial Capital Holdings, LLC. The Company filed a Form RW from the SEC requesting to withdraw the line of credit, which was granted on April 13, 2007. Mr. Rasmussen was the individual who generated the letter dated April 25, 2006 to the Plaintiffs concerning their erred calculations on the ownership of their GTHA shares; Rasmussen, through the CAO of the Company, was also the one who requested copies of the original brokerage statements from the Plaintiffs on their GTHA trading activities to reflect “Mercator Group and related parties is considered to be an “Affiliate,” as defined under current SEC regulations.” Rasmussen also requested for the Plaintiffs to correct the error in their SEC filings Schedule 13G filed on April 20th, 2006 for which MAG Capital failed to file promptly with the correct calculations. On November 16, 2006, the Company filed a Cross-Complaint for Declaratory Relief, Breach of Implied Covenant of Good Faith and Fair Dealing, Negligent Misrepresentation, Fraud, and Negligence against the Plaintiffs thanks to Mr. Rasmussen’s knowledge of securities.

Item 4. Submission of Matters to a Vote of Security Holders

None

 PART II.

Item 5. Market For Common Equity And Related Shareholder Matters

Our common stock currently trades on the Over The Counter Bulletin Board under the symbol GTHA.  The following sets forth the range of high and low bid quotations for the periods indicated as reported by Yahoo Finance.  Such quotations reflect prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year	Quarter	High	Low
2006	Fourth	$0.08	$ 0.02
	Third	0.10	0.05
	Second	0.33	0.08
	First	0.28	0.06

2005	Fourth	$0.49	$ 0.10
	Third	1.00	0.40
	Second	1.05	0.54
	First	1.25	0.92

2004	Fourth	1.94	0.88
	Third	1.60	0.70
	Second	2.85	0.90
	First	4.39	2.05

*Source Yahoo Finance

There are no restrictions on the payment of dividends.  We have paid no dividends to date and none are anticipated.  There were approximately 229 record holders of common stock as of December 31, 2006.

DIVIDENDS

We have not paid or declared any dividends on our common stock. We do anticipate in paying dividends on our common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

You should read the following discussion of our results and plan of operation in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB.  Statements in this Management's Discussion and Analysis or Plan of Operation that are not statements of historical or current objective fact are “forward-looking statements.”

OVERVIEW

We have developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (CWD) (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. E.coli (predominantly cattle) and Johnne's disease (predominantly cattle and bison) diagnostics are in development. We are also working on vaccine solutions to meet the growing demands of today’s veterinary industry and tomorrow's agriculture and healthcare industries. The Company is organized and operated both to continually apply its scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

We have not generated significant operating revenues, and as of December 31, 2006 we had incurred a cumulative net loss from inception of $15,401,400.   Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed some doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2006.  For the years ended December 31, 2006 and 2005, our operating losses were $1,316,008 and $3,625,483 respectively.  Our current liabilities exceeded current assets by $1,225,534 and $832,246 for the years ended December 31, 2006 and 2005, respectively.

Although we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding.  We will attempt to raise these funds by, both, means of one or more private offerings of debt or equity securities and revenues generated by our Project in Mexico.  At this time, we have commitments for additional capital funds. This amount may exceed an additional $1,000,000 depending on cost involved in the further development and commercialization of our products.  In such event, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors. Our ability to raise capital will increase our ability to implement our business plan.

Over the next 12 months, we expect significant purchases and/or sales of plant or equipment and significant changes in the number of our employees for any off-balance sheet arrangements that will have current and future effect on our financial condition.

We also expect to spend a significant amount of our capital on research and development activities for commercialization relating to development and vaccine design/development.  When we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  To date, we have introduced our diagnostic solution for Chronic Wasting Disease (CWD) and Mad Cow Disease on a very limited basis.  We anticipate that significant funds will be spent on research and development throughout the life of the Company, as this is the source for new products to be introduced to the market.  Our plan is to seek new innovations in the biotechnology field. We may be successful in developing or validating any new assays and, when we are successful in developing and validating any such assays, we may be able to successfully commercialize them or earn profits from sales of those assays.  Furthermore, we may be able to design, develop, or successfully commercialize vaccines as a result of our research and development efforts.

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

The Company terminated its Investor Relations arrangement with The Regency Group in February 2006.  The Company signed an Investor Relations agreement with The Mézey Howarth Group, Inc. in March 2007.

The Company opened a line of credit with Imperial Capital Holdings, LLC on the advice of the Company’s consulting financial advisor, Mr. Gary Rasmussen, who is also the primary beneficiary of Imperial. The Company was not aware of the relationship, but more importantly, after the CEO of the Company learned that Red Sea Management was the managing company of Imperial Capital, the CEO opted not to use the line of credit, requesting from the SEC to grant a withdrawal. It was approved on April 13th, 2007.

RELATED PARTY TRANSACTIONS

Setna Holdings, LLC is a related party to the Company with a promissory note of $107,552. Setna is in the business of providing financial services and general business consulting services to privately held and publicly held corporations. Setna consult and assist GeneThera in implementing and also providing financial assistance while researching for appropriate plans for securing funds to meet the Company’s requirements for which Setna also introduce financial sources. Mr. Anthony J. Milici is the Managing Director of Setna Holdings. Upon the Company’s direction and approval, Setna disseminate information regarding GeneThera to shareholders, brokers, dealers, other investment community professionals and the general investing public.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent. After the death of the original Managing Director, Ms. Juanita Pagan in March 2006, Ms. Tannya L. Irizarry became the Managing Director (Interim) of GTI Corporate Transfer Agents, LLC with a one third ownership and/or interest.

Ms. Irizarry is also the Chief Administrative Officer and Chief Financial Officer (Interim) of the Company, hence making the accounts receivable transaction of $17,390 to be a related party.

GTI Corporate Transfer Agents LLC does not share employer identification number with GeneThera, Inc.

RESULTS OF OPERATIONS

Fiscal Year Ending December 31, 2006 Compared to Fiscal Year Ending December 31, 2005

Personnel and professional expenses (consulting and professional fees and salaries) decreased to $917,091 for the fiscal year ending December 31, 2006 from $2,421,904 for the year ending December 31, 2005. Consulting in return for equity made up the majority of this expense. Comparing the year ended December 31, 2006 to the year ended December 31, 2005, expenses decreased to $574,170 from $3,547,018.

We recorded a net loss of $1,381,570 for the year ended December 31, 2006 compared to $3,625,482 for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $234 as of December 31, 2006 and a cash balance of $1,669 as of December 31, 2005.   Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition or Plan of Operation.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No.123. SFAS No. 123 GeneThera supersedes APB No.25, and amends SFAS No.95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123 GeneThera is similar to the approach described in SFAS No. 123.  However, SFAS No.123 GeneThera requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative. SFAS No.123 GeneThera must be adopted no later than July 1, 2005.  The Company has adopted SFAS  No.123 GeneThera  using  a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFASNo.123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. In March 2005, the FASB issued FASB interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The provision is effective no later than the end of fiscal years ending after December 15, 2005.  The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 ‘Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements –An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the company in the first quarter of 2006.  The Company is currently evaluating

RECENTLY ISSUED ACCOUNTING STANDARDS – CONTINUED

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

In  February  2006,  the  FASB  issued  SFAS  155, Accounting for Certain Hybrid Financial  Instruments,  which  amends  SFAS  133,  Accounting  for  Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2006. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.   FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is effective for the Company for its current fiscal year.  The adoption of SAB No. 108 did not have an impact on the Company’s financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS – CONTINUED

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities) apply to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.   Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated.  A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date.   The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

BUSINESS OVERVIEW

GeneThera, Inc., a Florida corporation, was formerly known as Hand Brand Distribution, Inc., and was incorporated in November 1995, under the laws of the State of Florida. Up until 2002, GeneThera, Inc. was a private Colorado corporation (“GeneThera Colorado”). The Board of Directors at that time determined it would be in the best interests of the Company to become a publicly traded company in order to facilitate the business goals and objectives of the Company. That led to negotiations with the Board of Hand Brand Distribution to effect a reverse acquisition. The negotiations were on an “arms-length” basis at the time and resulted in the reverse acquisition being completed in October of 2003 with the distribution of shares to Dr. Milici for the acquisition from him of GeneThera, Inc. A total of 9,270,000 (after 2:1) shares were issued as consideration for the sale of the private corporation.  GeneThera received all the assets of GeneThera Colorado including all laboratory equipment, laboratory supplies, research and development, processes, and intellectual property.

We are a biotechnology company that develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.  We are in the development stage and have not generated significant revenues since our organization. Since June 2005, we had research contracts with Xpention Genetics, LLC for the development of a molecular test for early detection of cancer in dogs and the development of a molecular test for early detection of cancer in humans Stage 1. GeneThera’s business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA) with PURIVAX TM, its system for analyzing large-scale DNA sequencing.  The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today – all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

BUSINESS MODEL

Summary.  GeneThera’s animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEATM) with PURIVAXTM, its system for analyzing large-scale DNA sequencing.  The first part of this platform is the ongoing development of molecular diagnostic assays solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today – all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

Each individual assay utilizes the proprietary Field Collection System (FCS) for the collection and transportation of blood samples to GeneThera’s laboratory.  The FCS allows GeneThera to maintain the integrity of each sample by the addition of specific reagents to test tubes contained in the system.  GeneThera’s FCS is designed to be an easy-to-use method of gathering blood samples from harvested or domesticated animals.  It ensures consistency of samples as well as increased assurance of each sample’s integrity.

We are also continuing our research to develop vaccines for Chronic Wasting Disease and Johnne’s Disease.  The Company will need the approval of the USDA before the vaccines can be manufactured or sold.  The approval process for animal vaccines is time-consuming and expensive.  We anticipate that such approval, if it is obtained, may require more than $5 million and may require more than two years for each vaccine for which approval is sought.  Currently we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all.  In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera’s integrated technology platform is the foundation for “fast-track” rDNA vaccine development. At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnne’s disease. Transmissible Spongiform Encephalopathy (TSE) is a group of invariably fatal neurodegenerative diseases that include Scrapie in sheep, Bovine Spongiform Encephalopathy (BSE) in cattle, Chronic Wasting Disease (CWD) in elk and deer, and Kuru Disease and variant Creutzfeld-Jacob Disease (vGCD) in humans. The pathological effects of the disease occur predominantly in the CNS (central nervous system) where the predominant hallmark is accumulation of an abnormally folded isoform of the prion protein (PrPsc).  Johnne’s Disease is a chronic debilitating infectious disease of ruminants, characterized by weight loss and, particularly in cattle, by profuse diarrhea.  The casual agent is a bacterium, Mycobacterium avium subspecies paratuberculosis. Infected animals may show no sign of the disease until years after the initial infection. Johnne’s is a slow, progressive disease with worldwide distribution.

Both vaccine developments are in the “in vitro” stage.  We expect to initiate experimental animal studies for Johnne’s disease in the next 12 months.  A longer time frame (24 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GEA and PURIVAX TM rAD and rAAV systems.  This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24.  We estimate that the cost to bring these vaccines to market is $2-5 million.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market.  The GEA applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GEA assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GEA SYSTEM

GEA is a proprietary assay development system. GEA was developed in 2001. To date the system has been used to develop our TSE molecular assay. GEA is a gene expression system to be used solely in our laboratory and will not be marketed for commercial sale. The core of GEA is Fluorogenic Polymerase Chain Reaction technology (F-PCR).  GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept.  Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and no post-PCR manipulation. GEA is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). Fluorogenic PCR (F-PCR) is a 5’ nuclease assay based on a sequence specific hybridization between a nucleic acid target and a fluorogenic probe complementary to the target sequence.  The probe consists of an oligonucleotide with a reporter and quencher dye attached.  Due to the unique design of the fluorogenic probe the 5’-3’ nuclease activity of the Taq Polymerase allows direct detection of PCR products by the release of the fluorogenic reporter during PCR.  The reporter and the quencher dye are linked to the 5’ and 3’ end of the probe.  A fluorescent reporter dye such as FAM (6-carboxyfluorescein) is covalently linked to the 5’ end of the oligonucleotide.  Each of the reporters is quenched by TAMRA (carboxytetramethylrhodamine) attached via linker arm that is typically located at the 3’ end of the probe.  When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence.  During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site.  The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region hybridizes to the target.  The Taq Polymerase does not cleave free probe.  After cleavage, the shortened probe dissociates from the target and the polymerization of the strand continues.  This process occurs in every cycle and does not interfere with the exponential accumulation of the product.  The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated.  The specificity of this 5’ nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur.  Thus the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR.  No signal is generated by non-specific amplification.

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

GeneThera’s PURIVAXTM is a multi-resin anion exchange chromatography system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors.  PURIVAXTM is intended to completely eliminate toxic side effects associated with adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines.  Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful tool for an innovative vaccine design process known as “genetic immunization.”

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

This is the significance of GeneThera’s PURIVAX TM, rAD and rAAV system for rDNA vaccine development.  Succinctly stated, it is designed to be able to achieve both high purity and high viral titer (up to 10e16 viral particles/eulate) based on its proprietary multi-resin anion exchange chromatography system.  GeneThera believes that biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.

RESEARCH AND DEVELOPMENT SERVICES

Molecular, Cellular, Viral Biology Research, and Consulting Services.  We intend to provide independent research services to scientists in academia, the pharmaceutical industry, and the biotechnology industry.  Primarily, we focus on technology relevant to animal and human immunotherapy.  Our services are supported by more than 50 years of cumulative experience in research and development for both government and industry by GeneThera’s senior scientists. We intend to develop a commercial-scale implementation of Adenovector Purification Process to support R&D material production.  Furthermore, we intend to evaluate and test commercially available expression vectors and incorporate them into our vector repertoire.  These technologies are well established within the repertoire of GeneThera’s scientific staff.  We cannot provide any assurance, however, that we will be able to successfully offer these services or that, if offered, we can provide them profitably.

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

Stage I—cDNA Construction & Expression Vector Development Stage in which a specific gene sequence is cloned in an expression vector and screened by restriction enzyme analysis.

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

Stage IV—Quantification of protein yield per each cell line used for protein expression.  Each type of cell line responds differently to each recombinant protein. Therefore, various cell lines that express each recombinant protein is tested to determine the recombinant protein yield. Cell lines that express the highest quantity of a specific recombinant protein are then used for large-scale recombinant protein production.

Stage V—Experimental animal model development for determination of proper biological  active concentration and stability and determination of proper storage. A typical animal model is a mouse model.  Mice are divided into 2 groups: 1) normal control and 2) mice injected with different concentrations of recombinant protein. The biological activity is determined by immunological assays such as an ELISA test or Western blot analysis.

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

To date, we have not entered into any agreement for the provision of any of the services described above with any customer.  We are currently pursuing agreements to provide some of these services to potential customers.  There is no assurance that any agreement will be entered into for the provision of the Company’s services or that the Company will generate significant revenues or profits from any such agreement.

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

MANUFACTURING

We do not currently manufacture any products and do not have any facilities capable of manufacturing any products.   If we are successful in developing a vaccine for veterinary purposes, we intend to contract with third parties or a collaborative partner to assist with production.  We currently do not intend to establish a manufacturing facility to manufacture any products that we may develop.  In the event we do decide to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive federal and state regulations applicable to such a facility.  In addition, we would be required to apply for a license from the United States Department of Agriculture’s Animal and Plant Health Inspection Service to manufacture any such vaccines at such facilities.

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

PRODUCT LIABILITY

The testing, manufacturing and marketing of the Company’s proposed products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects in animals that may receive any vaccines that we may develop and market.  To the extent we elect to test, manufacture, or market veterinary vaccines and other products,, we will bear the risk of product liability directly.  We do not currently have product liability insurance. There is no guarantee that we can obtain product liability insurance at a reasonable cost, or at all, or that the amount of such insurance will be adequate to cover any liability that we may be exposed to.  In the absence of such insurance, one or more product liability lawsuits against us can be expected to have a material adverse effect on our business and could result in our ceasing operations.

GOVERNMENT REGULATION

Our unique approach to the testing for various animal diseases allows us to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA.  All tests are done utilizing the blood of animals that can be collected in the field using the Company’s proprietary Field Collection System (FCS).  The collected blood is then sent to our laboratory for testing.  Since all of the testing for the diseases is done “in house,” meaning tested at laboratories operated by us and using our developed testing methods, the USDA deems our test to be under the category of Veterinary Services.  The regulations on Veterinary Services are much different than that of third party testing.  Our test is not a kit.

In the event that we develop a vaccine based on our research, the vaccine product and the facility at which commercial quantities of the vaccine will be produced will be subject to comprehensive regulation by the United States Department of Agriculture’s Animal and Plant Health Inspection Service.  Before any “biological product” (which includes vaccines) can be prepared for commercial sale, APHIS must approve and license the product and the facility at which it is proposed to be manufactured.  The approval process is lengthy and expensive.  We will be required to submit an application containing, among other things, an outline of production for the proposed product, characterization data, and protocols for animal studies and trials of host animal immunogenicity, safety, efficacy, back passage, shed/spread, interference, and other studies.

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

EMPLOYEES

As of December 31, 2006, we had a total of four (2) full-time employees who devote substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D, to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2012.  In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annum plus bonuses as may be determined by the Board of Directors in its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2012.  Ms Irizarry’s base salary is $90,000 per annum.  The above salaries have been accrued to be paid in common stock shares from the Company. There are no employee issues at this time.

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

LICENSING

Through our third division, Licensing, we intend to manage the marketing and sale of the vaccines developed by GeneThera’s Research & Development division.  As GeneThera does not intend to be a vaccine manufacturer, we plan to use our Licensing division to license the technology related to any vaccines that may be developed and to manage the revenue potential available from the successful development and validation of specific vaccines.  We cannot provide any assurance that we will develop any vaccines or that, if they are developed, we will be able to license them successfully or that any such license will produce significant revenues.

PROPERTIES

We lease a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado  80033.  The lease expired in January 2007 and the rent is $5,235.26 per month. Currently, the Company is on a month-to-month basis. We sub-lease 700 square foot to GTI Corporate Transfer Agents, LLC. The monthly rent is $637. We believe that our existing facilities are adequate to meet our current requirements.  We do not own any real property.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 4, 2006, our auditors, Kantor, Geisler & Oppenheimer, P.A., notified the Company that they resigned as auditors. The attached financials have been audited by Jaspers + Hall, PC.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Consulting Chief Financial Officer.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item 9. Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company’s executive officers and directors.

Name

Age

Positions

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

Tannya L. Irizarry has served as Chief Administrative Officer since 1999. She is now serving as Chief Financial Officer (Interim). Ms. Irizarry has over nineteen years of experience in medical technology and biotechnology industries. Ms. Irizarry worked at University of Texas M.D. Anderson Cancer Center in the department of Neuro-Oncology with Dr. William S. Fields and the Office of Education with Dr. James Bowen; St. Joseph Hospital in the biotechnology division. Ms. Irizarry was the Vice President of Genetrans, Inc. from 1994 to 1998. Ms. Irizarry relocated to Colorado in order to manage GeneThera, Inc. at the request of Dr. Milici.

Steven M. Grubner joined GeneThera’s Board of Directors in May 2004 and served as our Consulting Chief Financial Officer since June 2004. Mr. Grubner has over twenty years of experience in the technology industry.  Mr. Grubner served as the president, finance and administration and chief financial officer at HH Communications, Inc. from 1986 until the completion of its merger with Datatec Systems, Inc. (DATC) in mid-1996. Until late 1999, he served as Datatec’s vice president and General Counsel, a position that put him in charge of Datatec’s public SEC filings, vendor contract negotiations, and internal employee agreements.  Mr. Grubner resigned on May 19, 2006.

Dr.  Thomas Slaga has served on GeneThera’s Board of Directors since 2003.  Dr. Slaga has investigated cancer causation and prevention for more than thirty-five years.  He held a position as Scientific Director of the AMC Cancer Research Center in Denver, Colorado since 1999 until 2005. He chairs the Center for Cancer Causation and Prevention at AMC and also serves as Deputy Director of the University of Colorado Cancer Center.  Previously, from 1983 to 1997, he served as Director of the Science Park - Research Division of The University of Texas M. D. Anderson Cancer Center. Dr. Slaga was co-founder of Molecular Carcinogenesis in 1987 and served as editor-in-chief until early 2003. Since June 2005, Dr. Slaga was appointed Director of The Cancer Institute at the University of Texas in San Antonio.

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

Item 10. Executive Compensation

The following table sets forth certain summary information for the fiscal year ended December 31, 2006 concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2006.

                           SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal year ended December 31, 2006 concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2004 that served as our Chief Executive Officer or earned compensation in excess of $100,000 (the “Named Executive Officers”).  No other executive officer of the company had a total annual salary and bonus for 2005 that exceeded $100,000.  Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the fiscal year ended December 31, 2006.

The following table summarizes compensation earned in each of the last three fiscal years by the named officers.

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	All Other Annual Compensation (3)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	All Other Compensation ($)
Antonio Milici M.D. PhD., Chief Executive Officer	2006 2005 2004 2003	$144,000 $144,000 $144,000(1) $144,000 (2)	-- -- --	-- -- --	-- -- --	300,000 (4) -- --	-- -- --

(1)Dr. Milici’s salary in 2006 $144,000 has been deferred, which will be paid in common stock shares of the Company.

(2)Dr. Milici’s salary has been deferred. It will be paid in common stock shares of the Company.

(3)The Company provides Dr. Milici with a company car and reimburses him for fuel costs.

(4)These options were granted on 6/29/04 at an exercise price of $.90 and subsequently recast at $.25.

OPTION GRANTS IN LAST FISCAL YEAR

The Company grants options to its executive officers under the GeneThera 2004 Senior Executive Officer Plan.  As of December 31, 2006, options to purchase a total of 1,450,000 shares were outstanding under the 2004 Senior Executive Officer Plan and options to purchase 550,000 shares remained available for grant thereunder.

The following table shows for the fiscal year ended December 31, 2006, certain information regarding options granted to the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in Fiscal 2004(1)	Exercise Price ($/Sh)	Expiration Date
Antonio Milici	0	0	0	0

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)(1)		Value of Unexercised In-the-Money Options at December 31, 2004 ($)(2)
				Exercisable	Unexercisable	Exercisable	Unexercisable

Antonio Milici	—		—	300,000		$0

(1)  Includes both “in-the-money” and “out-of-the-money” options.  “In-the-money” options are options with exercise prices below the market price of the Company’s common stock at December 30, 2006.

(2)  Value is based on the fair market value of the Company’s common stock at December 31, 2006 ($.10) with respect to in-the-money options, minus the exercise price of the options.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

On January 23, 2002, the Company entered into an employment agreement with Antonio Milici, M.D., Ph.D, to serve as the Chief Executive Officer and Chief Scientific Officer of the Company through January 7, 2012.   Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two year period.   In consideration for his services, Dr. Milici receives a base salary of $144,000 per annum throughout the term of the agreement plus bonuses as may be determined by the Compensation Committee of the Board of Directors in its discretion or if the Company achieves net income in excess of $2,000,000 per year.  As part of his employment agreement, Dr. Milici has agreed not to compete with the Company, solicit any of its customers or solicit any of its employees for a period of two years after the term of the agreement.  Dr. Milici is also subject to confidentiality obligations in favor of the Company and has agreed to transfer to the Company of all his interests in any idea, concept, technique, invention or written work developed by him during the term of his employment agreement.

No director received compensation for his services to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of December 31, 2006, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 3930 Youngfield Street, Wheat Ridge, CO  80033.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Five Percent Shareholders:

Directors and Executive Officers:
Dr. Antonio Milici (3)	10,068,339	41.4%
Tannya L Irizarry	750,000	3.1%
All Directors and Executive Officers as a Group (2 persons) :	11,793,339	44.5%

(1)  This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 35,475,236 shares of common stock outstanding on December 31, 2006, adjusted as required by rules promulgated by the SEC.

(2) Subsequently returned to the Company in March 2006

(3)  Includes 300,000 shares subject to options exercisable within 60 days of December 31, 2006

Item 12. Certain Relationships and Related Transactions

SERIES A PREFERRED STOCK FINANCING

On January 18, 2005, we issued 11,000 shares of our Series A Preferred Stock to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (the “Purchasers”), for $100 per share, or an aggregate of $1,100,000.  We also issued warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share, in consideration for the aggregate proceeds of $1,100,000 to the Purchasers and Mercator Advisory Group, LLC, an affiliate of the Purchasers.  The warrants became exercisable on January 18, 2005 and are exercisable for three years from their date of issuance. We paid a due diligence fee of $88,000 and legal expenses of $10,000 to Mercator Advisory Group, LLC.

The Series A Preferred Stock is convertible into the Company’s common stock at an initial conversion price of $1.01, subject to adjustment.  If, at any time after March 14, 2005, the market price (i.e., the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 trading days immediately preceding the conversion date) is less than $1.11, then the conversion price of the Series A Preferred Stock is 80% of the market price on the date of such conversion.  If an “Event of Default” as defined in the subscription agreement under which the Purchasers bought the Series A Preferred Stock, occurs (e.g., bankruptcy, failure to timely file the registration statement, failure of such registration statement to be timely declared effective), the conversion price of the Series A Preferred Stock is reduced by 10%.  The Series A Preferred Stock pays a per share monthly dividend equal to $100 multiplied by the prime rate (as reported in the Wall Street Journal) plus 2.5% to the extent that funds are lawfully available.  The Series A Preferred Stock is not entitled to vote, except to the extent required under Florida law.  The Series A Preferred Stock has sole preference of priority at par in liquidation over our common stock and any subsequent series of preferred stock.

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

SERIES B PREFERRED STOCK FINANCING

Common Stock

Voting Preferred

Beneficially

Stock Beneficially

Owned (2)

Owned (2)

Name of Beneficial Owner (1)

Number

Percent

Number

%

Antonio Milici (3)

10,068,339

41.4

1,500,000

100.0

Tannya L. Irizarry (4)

     750,000

  3.1

All directors & officers

As a group (2 persons)

11,793,339

44.5

1,500,000

100.0

(1) This table is based upon information supplied by officers, directors and principal shareholders and documents filed with the SEC. Unless otherwise indicated, and subject to community property laws if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Applicable percentages are based on 24,325,069 shares of common stock outstanding and on 1,500,000 shares of Series B Preferred Stock outstanding on June 30, 2006, adjusted as required by rules promulgated by the SEC. Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

(3) On June 15, 2006, Dr. Milici owns 1,500,000 shares of our Series B Preferred Stock. Dr. Milici is our Chief Executive Officer and Chairman of The Board. He owns 10,068,339 shares of our common stock. Pursuant to our Certificate of Designation establishing the Series B Preferred Stock, each share of our currently issued and outstanding Series B Preferred Stock may be converted into 10 fully paid and non-assessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by twenty (20). Therefore, Dr. Milici will have the power to vote 25,068,339 shares, effectively giving him absolute voting control of the Company.

(4) Ms. Irizarry is married to Dr. Antonio Milici. Therefore, she has a beneficial interest in his shares.

MARKETING CONSULTANT

In March 2005, we entered into a consulting agreement with 0711005 B.C. Ltd (the “Marketing Consultant”) pursuant to which the Marketing Consultant agreed to provide us with certain marketing and public relations services in exchange for the issuance of 1,375,000 shares of our common stock.  These shares had a market value of approximately $1,430,000 on the date of issuance, which our board determined to be a reasonable amount for the marketing and public relations services to be provided by the Marketing Consultant.  This consultant was terminated in March 2006 and replaced with another company. The 1,375,000 shares issued to 0711005 B.C. Ltd were returned to the company and 1,000,000 shares were issued to CLX and Associates.

These shares had a market value of approximately $180,000 on the date of issuance, which our board determined to be a reasonable amount for the marketing and public relations services to be provided by CLX.

In March 2007, we entered into a consulting agreement with The Mézey Howarth Group (the “Marketing Consultant”) pursuant to which the Marketing Consultant agreed to provide us with Investor Relations.

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

     2005     $67,500

     2006

     $15,000

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 2007.

GeneThera, Inc.

By: /s/ Antonio Milici

- ----------------------

Antonio Milici, M.D., Ph.D.

President

By: /s/ Tannya L Irizarry

- --------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title                               Date

- ---------

-----                                  ----

/s/ Antonio Milici

President                       April 13, 2007

Antonio Milici, M.D., Ph.D.

Director

/s/ Tannya L Irizarry

Chief Financial             April 13, 2007

Tannya L Irizarry

Officer (Interim)

/s/ Dr. Thomas Slaga

Director                        April 13, 2007

Dr. Thomas Slaga

EXHIBIT 31.1

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-KSB/A for the fiscal year ended December 31, 2006 of GeneThera, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  periods  covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the small  business  issuer as of, and for,  the periods  presented in this report;

4.   The  small  business   issuer's  other   certifying   officer(s) and  I  are

     responsible  for  establishing  and  maintaining  disclosure  controls  and procedures  (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a)   Designed  such  disclosure  controls  and  procedures,  or caused such

          disclosure   controls  and   procedures  to  be  designed   under  our

          supervision, to ensure that material information relating to the small business  issuer,  including its  consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this report is being prepared;

     b)   Evaluated the effectiveness of the small business issuer's  disclosure controls and procedures  and presented in this report our  conclusions about the  effectiveness of the disclosure  controls and procedures as of the  end of the  period  covered  by  this  report  based  on  such evaluation; and

     c)   Disclosed  in this  report any change in the small  business  issuer's internal  control over financial  reporting  that occurred  during the small business issuer's most recent fiscal quarter that

          has materially affected, or is reasonably likely to materially affect,

          the small business issuer's internal control over financial reporting;

          and

5.   The  small  business  issuer's  other  certifying  officer(s)  and  I  have disclosed,  based on our most recent  evaluation  of internal  control over financial reporting,  to the small business issuer's auditors and the audit committee of the small  business  issuer's  board of directors  (or persons performing the equivalent functions):

     a)   All significant  deficiencies and material weaknesses in the design or operation  of internal  control  over  financial  reporting  which are reasonably  likely to  adversely  affect the small  business  issuer's

          ability   to  record,   process,   summarize   and  report   financial

          information; and

     b)   Any fraud, whether or not material,  that involves management or other employees who have a significant  role in the small business  issuer's internal control over financial reporting.

Date:  April 13, 2007

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify that:

1.   I have reviewed this Form 10-KSB/A for the fiscal year ended December 31, 2006 of GeneThera, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  periods  covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the small  business  issuer as of, and for,  the periods  presented in this report;

4.   The small business issuer's other certifying officer(s) and  I  are responsible for  establishing  and  maintaining  disclosure  controls  and procedures  (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a)   Designed  such  disclosure  controls  and  procedures,  or caused such

          disclosure   controls  and   procedures  to  be  designed   under  our

          supervision, to ensure that material information relating to the small business  issuer,  including its  consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this report is being prepared;

     b)   Evaluated the effectiveness of the small business issuer's  disclosure controls and procedures  and presented in this report our  conclusions about the  effectiveness of the disclosure  controls and procedures as of the  end of the  period  covered  by  this  report  based  on  such evaluation; and

     c)   Disclosed  in this  report any change in the small  business  issuer's internal  control over financial  reporting  that occurred  during the small business issuer's most recent fiscal quarter that

          has materially affected, or is reasonably likely to materially affect,

          the small business issuer's internal control over financial reporting;

          and

5.   The  small  business  issuer's  other  certifying  officer(s)  and  I  have disclosed,  based on our most recent  evaluation  of internal  control over financial reporting,  to the small business issuer's auditors and the audit committee of the small  business  issuer's  board of directors  (or persons performing the equivalent functions):

     a)   All significant  deficiencies and material weaknesses in the design or operation  of internal  control  over  financial  reporting  which are reasonably  likely to  adversely  affect the small  business  issuer's

          ability   to  record,   process,   summarize   and  report   financial

          information; and

     b)   Any fraud, whether or not material,  that involves management or other employees who have a significant  role in the small business  issuer's internal control over financial reporting.

Date:  April 13, 2007

/s/ Tannya L Irizarry

--------------------------

Tannya L Irizarry

Chief Financial Officer (Interim)

EXHIBIT 32.1

                         CERTIFICATION OF THE PRESIDENT

                         AND THE CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, M.D., Ph.D., President and Chief Executive Officer of GeneThera, Inc. (the "Company"), do hereby certify to the best of my knowledge and belief that:

     (1)  The Company’s annual report on Form 10-KSB/A  for the year ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 13, 2007

By: /s/ Antonio Milici

- ----------------------

Antonio Milici, M.D., Ph.D., President

EXHIBIT 32.2

                              CERTIFICATION OF THE

                             CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Tannya L Irizarry, Chief Financial Officer of GeneThera, Inc. (the “Company”), do hereby that to the best of my knowledge and belief that:

     (1)  The Company’s annual report on Form 10-KSB/A  for the year ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 13, 2007

By: /s/ Tannya L Irizarry

- ---------------------------

Tannya L Irizarry

Chief Financial Officer (Interim)

GENETHERA, INC.

AND SUBSIDIARY

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD FROM

OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2006

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM

OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2006

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheets – December 31, 2006 and 2005

4

Consolidated Statements of Operations for the

Period from October 5, 1998 (Inception) to December 31, 2006

6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the

Period from October 5, 1998 (Inception) to December 31, 2006

7

Consolidated Statements of Cash Flows for the

Period from October 5, 1998 (Inception) to December 31, 2006

10

Notes to Consolidated Financial Statements

11

Balance Sheet - 4

Balance Sheet – 5

Stmt of Operations - 6

Stmt of Changes in Stockholders – 7

Stmt of Changes in Stockholders – 8

Stmt of Changes in Stockholders – 9

Stmt of Cash Flows – 10

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively the “Company”)

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

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

RELATED PARTY TRANSACTIONS

Setna Holdings, LLC is a related party to the Company with a promissory note of $107,552. Mr. Anthony J. Milici is the Managing Director of Setna Holdings. GTI Corporate Transfer Agents, LLC is the Company’s transfer agent. After the death of the original Managing Director, Ms. Juanita Pagan in March 2006, Ms. Tannya L. Irizarry became the Managing Director (Interim) of GTI Corporate Transfer Agents, LLC with a one third ownership and/or interest.

Ms. Irizarry is also the Chief Administrative Officer and Chief Financial Officer (Interim) of the Company, hence making the accounts receivable transaction of $17,390 to be a related party. GTI Corporate Transfer Agents LLC does not share employer identification number with GeneThera, Inc. Elia Holdings, LLC was paid 500,000 common shares in exchange for services rendered on May 2nd 2006. Elia is partially owned by an independent contractor of GeneThera, Inc.

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

Loss per Share

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year.  Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2006 and 2005 all common stock equivalents were antidilutive and therefore diluted loss per share equaled basic loss per share. The total outstanding warrants of 597,826 would be added into the weighted average common shares if not antidilutive in calculating diluted loss per share.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2006

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The provision is effective no later than the end of fiscal years ending after December 15, 2005.  The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 ‘Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements –An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the company in the first quarter of 2006.  The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

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

In  February  2006,  the  FASB  issued  SFAS  155, Accounting for Certain Hybrid Financial  Instruments,  which  amends  SFAS  133,  Accounting  for  Derivative Instruments and Hedging Activities, and SFAS

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2006

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued

140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2006. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.   FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is effective for the Company for its current fiscal year.  The adoption of SAB No. 108 did not have an impact on the Company’s financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities) apply to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.   Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements – continued

feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated.  A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date.   The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

NOTE 2        ACCOUNTS RECEIVABLE

The Company has an outstanding Accounts Receivable to a related party as follows:

           2006

       2005

Receivable with no interest, due on demand, unsecured.

$    17,390

$              0

Less current portion

           (0)

           (0)

Total Accounts Receivable – related party

$    17,390

$             0

There was no interest revenue related to this obligation for the years ended December 31, 2006 and 2005. This transaction is with a related party as an officer of GeneThera, Inc. is a one-third owner of GTI Corporate Transfer Agents, LLC. The receivable of $90,000 for Xpention Genetics was written off to bad debt and reserve for uncollectible debt.

NOTE 3

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consisted of the following:

           2006

       2005

Office equipment

 $    84,344               $    84,344

Laboratory equipment

  643,084

  643,084

727,428

727,428

Less:  Accumulated depreciation

  (364,413)

 (287,399)

$ 363,015

$ 440,029

Depreciation expense for the years ended December 31, 2006 and 2005 was $77,014 and $98,118, respectively.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELPOMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2006

NOTE 4

LEASE OBLIGATIONS

Operating Leases

The Company leases its office, warehouse, laboratory space and vehicle under non-cancelable operating leases, which have initial terms in excess of one year.  We sub-lease 700 square foot office space to GTI Corporate Transfer Agents, LLC located on the 3924 unit of our lease space reflected as 3930 Youngfield Street, Suite #2, Wheat Ridge, CO 80033.  The Lease is on a month-to-month basis and the rent is $637.00 per month.

Total lease expense for the years ended December 31, 2006 and 2005 was $62,823, and $71,344, respectively.

Capital Leases

The Company’s property under capital leases is included in property and equipment (See Note 2) and is summarized as follows:

                                                                                                               2006

       2005

Laboratory Equipment

$31,574

$     31,574

Computer

     2,672

       2,672

34,246

34,264

Less:  Accumulated depreciation

    (21,486)

     (19,895)

Net assets under capital leases

$12,760

$    14,351

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2006 were as follows:

Operating

      Capital

   Leases

    Leases

2007

 63,217

4,901

2008

63,217

0

2009

              0

    0

2010 and thereafter

0

0

$ 126,434

   0

Less amount representing interest

   0

Present value of minimum lease payments

4,901

Less current portion

   (0)

Long-term portion of capital lease payable

$   0

Total interest expense, including late fees, under capital leases was $3,828 and $0 for the years ended December 31, 2006 and 2005, respectively.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 5

LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

           2006

       2005

Loan payable with no interest, due on demand, unsecured.

$    107,552

$     20,000

Less current portion

           (0)

   (20,000)

Total long-term loan payable – related party

$    107,552

$             0

There was no interest expense related to this obligation for the years ended December 31, 2006 and 2005. The loan was contributed to additional paid in capital in 2005. Setna Holdings is a shareholder and is managed by Anthony J. Milici. Mr. Milici is loaning the company funds for their operational expense until pending contracts are finalized.

NOTE 6

NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2006 and 2005 as follows:

           2006

       2005

Various notes payable with interest rates ranging from 0% to 14%; various terms; secured by equipment and personal guarantees.   $              0  $  55,775

Less current portion:

   (0)

  (55,775)

Total long-term notes payable

$            0

$           0

Total interest expense for these obligations for the year ended December 31, 2006 and 2005 was $0 and $5,136, respectively.

NOTE 7

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Transactions

On December 31, 2006, the Company authorized 100,000,000 shares of $.001 par value common stock; 35,099,736 are outstanding at December 31, 2006.

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

DECEMBER 31, 2006

NOTE 7

STOCKHOLDERS’ EQUITY (DEFICIT) - continued

Common Stock - continued

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

DECEMBER 31, 2006

NOTE 7

STOCKHOLDERS’ EQUITY (DEFICIT) - continued

Common Stock - continued

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

In October 2006, the Company issued 2,400,000 shares valued at $96,750 to consulting services of operations and resulted in an immediate charge to operations.

In November 2006, the Company issued 678,000 shares valued at $29,870 to consulting services of operations and resulted in an immediate charge to operations.

In November 2006, the Company cancelled 200,000 shares valued at $10,000 to consulting services.

In December 2006, the Company issued 1,100,000 shares valued at $34,000 to consulting services of operations and resulted in an immediate charge to operations.

Preferred Stock

On December 31, 2006, the Company authorized 20,000,000 shares of $0.001 par value preferred stock; 4,600 shares of Series A, Convertible Preferred Stock (“Series A”) and 2,250,000 Shares of Series B, Convertible Preferred Stock (“Series B”) were issued and outstanding at December 31, 2005.

Preferred Stock (“Series A”) shall be convertible into Common Stock any time at the holder’s sole discretion in part or in whole by dividing the Purchase Price per Share by a price (the “Conversion Price”) equal to 110% of the Market Value on the Closing Date.  “Market Value” on any given date shall be defined as the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 immediately preceding trading days.

Pursuant to the Registrant's Certificate of Designation establishing the Series B Preferred Stock, each share of the currently issued and outstanding Series B Preferred Stock may be converted into ten (10) fully paid and non-assessable shares of the Registrant's common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock is entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by twenty (20).

On January 18, 2005, the Company issued 11,000 shares of its Series A Preferred Stock to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (the “Purchasers”), for $100 per share, or an aggregate of $1,100,000.  The Company also issued warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share, in consideration for the aggregate proceeds of $1,100,000 to the Purchasers and Mercator Advisory Group,

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 7

STOCKHOLDERS’ EQUITY (DEFICIT) – continued

Common Stock - continued

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

On May 5, 2006, GeneThera, Inc. (the "Registrant") entered into a subscription agreement and issued 1,500,000 shares of the Registrant's Series B convertible, preferred stock, par value $0.001 per share (the "Series B Preferred Stock"), to Antonio Milici, Registrant's Chief Executive Officer and Chairman of the Board of Directors. The Series B Preferred Stock was issued to Dr. Milici for cash consideration of $.04, per share, or an aggregate of Sixty Thousand ($60,000) Dollars.

On September 1, 2006, GeneThera, Inc. (the "Registrant") entered into a subscription agreement and issued 750,000 shares of the Registrant's Series B convertible, preferred stock, par value $0.001 per share (the "Series B Preferred Stock"), to Tannya L. Irizarry, Registrant's Chief Administrative Officer. The Series B Preferred Stock was issued to Ms. Irizarry for cash consideration of $.04, per share, or an aggregate of Thirty Thousand ($30,000) Dollars.

Warrants

The Company has warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share outstanding at December 31, 2006. Warrants expire on January 18th 2008.

NOTE 8

INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2006 and 2005 of approximately $15,556,962 and $14,085,392, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2025.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 9

CONTINGENCIES

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements. While the ultimate outcome of these matters has yet to be determined, management has included a provision for these claims based on known facts and circumstances as of December 31, 2006 in the amount of $55,000.

NOTE 10

GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the years ended December 31, 2006 and 2005, the Company showed operating losses of $1,471,570 and $3,625,482, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,381,096 and $827,345 at December 31 2006 and 2005, respectively.

These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company’s viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures. The Company will bring in contract work and start the operation in Mexico to bring in revenue.

NOTE 11     RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense when incurred.  The following table illustrates the types of expenses imbedded in the financial statements as costs related to laboratory research, formulation, design and testing of products and processes as related to the business plan.

   2006

 2005

Consulting

        $

           0                    $    240,000

Salaries

144,000

143,714

Lease expense

  63,217                            63,217

Depreciation

               11,751

  11,751

Lab expenses

  39,592

  53,618

Totals

        $   258,560

       $    512,300

NOTE 12     BENEFICIAL CONVERSION EXPENSE

The Company’s accounting policy with respect to instruments with beneficial conversion features is as follows:

Convertible notes issued to investors in response to public and private placement offerings made in 2002, 2003, and 2004 were convertible at inception with fixed dollar conversion terms.  The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price and the fair value of the common stock at the time of issuance of the debt into

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 12     BENEFICIAL CONVERSION EXPENSE - continued

which the debt is convertible) at the commitment date.  A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital.

Beneficial conversion expense was $0 and $367,397 for the periods ended December 31, 2006 and 2005, respectively.

NOTE 13 STOCK OPTION PLAN

In December 2005, the Board of Directors approved a stock option plan for the issuance of 2,000,000 shares to employees. No shares were issued as of December 31, 2006.

			For the period from
	Year End December 31,		October 5, 1998
			(inception) to
	2006	2005	December 31, 2006

Cash flows from operating activities:
Net loss	$ (1,381,570)	$ (3,625,483)	$ (15,466,962)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	77,014	98,118	$ 170,143
Compensation in exchange for common stock	629,970	2,037,692	$ 8,520,584
Beneficial conversion feature		367,397	$ 1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(990)	(5,581)	$ (6,800)
Accounts receivable Related Parties	(17,390)	-	$ (17,390)
Reserve for Uncollectible	(90,000)		$ (90,000)
Inventory	-	-	$ -
Prepaid expenses	8,661	38,227	$ (1,890)
Other assets	9,736	(9,736)	$ 7,278
Increase in accounts payable
and accrued liabilites	507,668	45,567	$ 1,217,963

Total adjustments	1,124,669	2,571,684	11,787,878

Net cash used in operating activities	(256,901)	(1,053,799)	(3,679,084)

Cash flows from investing activities:
Cash payments for the purchase of property	-	(107,674)	(299,072)

Cash flows from financing activities:
Bank overdraft		(338)	-
Capital contributed as equipment			272,376
Principal payments on notes & leases payable			(240,119)
Payment of lease payable	(2,311)	(16,155)	143,325
Payment for Accrued Salaries	116,000		116,000
Proceeds from issuance of stock	90,000	1,100,000	1,893,882
Proceeds from loans payable	51,777	7,543	1,550,370
Proceeds from Subscription Recievable	-	100,040	100,040
Repurchase of Common Stock	-	(1,610)	(1,610)
Receipt of APIC	-	20,000	20,000
Payment of Preferred Dividends	-	(46,338)	(46,338)

Net cash provided by financing activities	255,466	1,163,142	3,807,926

Net increase (decrease) in cash	(1,435)	1,669	(170,230)

Cash, beginning of year	1,669	-	-

Cash, end of year	$ 234	$ 1,669	$ 234

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -	$ 2,324	$ 46,758
Cash paid during the period for Taxes	$ -	$ 80,522	$ -