Form 10KSB/A
period 2006-12-31
GENETHERA INC
filed 2007-05-02
CIK 1017110

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K-SB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File No. 000-27237

GENETHERA, Inc.
(Exact name of Registrant as specified in its charter)

FLORIDA	65-0622463
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

3930 Youngfield Street
Wheat Ridge, CO
80033
(Address, including zip code, of principal executive office)

(303) 463-6371
(Registrant’s telephone number, including area code)

Copies to:

Securities to be registered pursuant to Section 12(b) of the Act:  None

Securities to be registered pursuant to Section 12(g) of the Act: Common
Stock, $.001 per share

Check whether the issuer: (1) has filed all reports required to be filed bySection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes |X| No | |

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The issuer's revenues for its most recent fiscal year was $150,000.

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of December 31, 2006 was $2,250,000

The number of shares outstanding as of the issuer's common stock as of December 31, 2006 was 35,474,736. The number of warrants outstanding as of December 31, 2006 was 597,826.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-KSB/A (the “Form 10-K/A”) to our Annual Report on Form 10-KSB for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on April 13, 2006, is being filed to to include the financials and updating certain other financial information that where mistakenly left off from our initial 10-KSB filing.
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

GeneThera's business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA) with PURIVAX, its system for analyzing large-scale DNA sequencing. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today -- all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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
*Source Yahoo Finance.  There are no restrictions on the payment of dividends. We have paid no dividends to date and none are anticipated. There were approximately 229 record holders of common stock as of December 31, 2006.

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

We have not generated significant operating revenues, and as of December 31, 2006 we had incurred a cumulative net loss from inception of $15,585,353. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed some doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2006. For the years ended December 31, 2006 and 2005, our operating losses were $1,499,961and $3,625,483 respectively. Our current liabilities exceeded current assets by $1,409,487 and $832,246 for the years ended December 31, 2006 and 2005, respectively.

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

On April 10th, 2007, Imperial Capital Holdings, LLC (Imperial) sent a letter to our independent auditors, Jaspers + Hall, PC with a copy to the PCAOB. In this letter, Imperial made several statements concerning transactions that allegedly took place between GeneThera and Imperial. Our auditors as well as the Company have requested on several occasions to provide documentation that will substantiate Imperial’s allegations. As for the date of this filing, the documentation provided by Imperial is untrue since the alleged statements were not with GeneThera, but with another entity. The Company is replying to the PCAOB and the SEC concerning the above matte through our auditors, Jaspers + Hall, P.C. The allegations from Imperial and its related party, Gary Rasmussen has proven to be unfounded. However, if such documentation, after extensive investigation are proven to be indeed unfounded, the Company will file litigation against all the related parties involved with Imperial Capital Holdings, LLC such as Gary Rasmussen, Rochester Capital Partners, LP, Red Sea Management, Mark Shoemaker; the legal counsel referred to the Company by Gary Rasmussen for failure to communicate with our Company, Dr. Hans George Huetter, Maritza Sanabria from Red Sea Management and also involved with Imperial Capital Holdings, LLC as their managing director, Lucia Shum, an individual named Charlie who, together with Lucia Shum were ‘working on it’ to provide documentation to our auditors, and Johann Arias, who failed to return signed put forms for the cancelled line of credit. Imperial Capital and Rochester Capital Partners share the same primary beneficiary; Gary Rasmussen, who was excessively paid for his services by generating false consulting agreements with his related parties for his financial benefit.
The Company also believes that this is an attempt made by Imperial and its related party, Gary Rasmussen to delay the filing of the Company’s Annual Report.

On March 2, 2006, Imperial Capital received 375,000 shares at a share value of 0.18 cents for a total amount of $67,500 through Wren & CO for marketing and investor relations. Imperial alleges GeneThera owes them $11,000 for marketing which is also untrue. Imperial received payment for marketing and investor relations for services rendered for which they state the Company did not pay. The Company did pay repeatedly through different related entities for the marketing services Imperial alleges we owe them.

According to the false consulting agreement generated by Gary Rasmussen on October 21, 2005, there is a consulting agreement between GeneThera, Inc. and Rochester Capital Partners, LP located in Nevada, although Rasmussen, the General Partner is located in 11684 Ventura Blvd. #545, Studio City, CA 91604. The consulting agreement was signed and processed on February 28, 2006, not October 21, 2005. Rasmussen was supposed to assist the Company as a financial advisor. Instead, Rasmussen utilized the false consulting agreement(s) and the line of credit from Imperial for an attempted hostile takeover for which he did not succeed.

Imperial Capital is claiming that they are owed $101,000 on a note and $100,000 for line of credit fees.  This liability is currently being disputed by the company. Genethera believes it has paid these debt in full. However, the company believes it should disclose this possible liability even though it is confident that the amount is currently not owed.

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
Ms. Irizarry is also the Chief Administrative Officer and Chief Financial Officer (Interim) of the Company.

GTI Corporate Transfer Agents LLC does not share employer identification number with GeneThera, Inc.

Elia, Holdings, LLC (Elia) was paid 500,000 common shares in exchange for services rendered on May 2nd 2006. Elia is partially owned by an independent contractor of GeneThera, Inc. Elia has paid $78,202 of GeneThera, Inc. expenses.

Results of Operations

Fiscal Year Ending December 31, 2006 Compared to Fiscal Year Ending December 31, 2005

Personnel and professional expenses (consulting and professional fees and salaries) decreased to $928,091  for the fiscal year ending December 31, 2006 from $2,421,904 for the year ending December 31, 2005. Consulting in return for equity made up the majority of this expense. Comparing the year ended December 31, 2006 to the year ended December 31, 2005, expenses decreased to $585,170 from $3,547,018.

We recorded a net loss of $1,499,961 for the year ended December 31, 2006 compared to $3,625,482 for the year ended December 31, 2005.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 ‘Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the company in the first quarter of 2006. The Company is currently evaluating

Recently Issued Accounting Standards - Continued

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

Recently Issued Accounting Standards - Continued

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities) apply to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

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

Business Model

Summary. GeneThera’s animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA) with PURIVAX, its system for analyzing large-scale DNA sequencing. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today - all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

Employees

As of December 31, 2006, we had a total of two (2) full-time employees who devote substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. We entered into an employment agreement with Antonio Milici, M.D., Ph.D, to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2012. In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annum plus bonuses as may be determined by the Board of Directors in its sole discretion. As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work. We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2012. Ms Irizarry’s base salary is $90,000 per annum. The above salaries have been accrued to be paid in common stock shares from the Company. There are no employee issues at this time.

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
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM
OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2006
TABLE OF CONTENTS

Independent Registered Public Accounting Firm’s Report                                F-2

Consolidated Balance Sheets - December 31, 2006 and 2005                                                                                              F-3

Consolidated Statements of Operations for the
Period from October 5, 1998 (Inception) to December 31, 2006                                                                                           F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the
Period from October 5, 1998 (Inception) to December 31, 2006                                                                                           F-5

Consolidated Statements of Cash Flows for the
Period from October 5, 1998 (Inception) to December 31, 2006                                                                                          F-6

Notes to Consolidated Financial Statements                                                                                                                         F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeneThera, Inc., and Subsidiaries
Wheat Ridge, Colorado

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. (a development stage company) and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Jaspers + Hall, PC
April 18, 2007
Denver, CO

GENETHERA, INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

Assets

	December 31, 2006	2005

Current Assets
Cash	$ 234	$ 1,669
Accounts receivable - less reserve for uncollectible amount	6,800	5,810
Accounts receivable Related Parties	17,390	-
Net Accounts Receivable	24,190	5,810
Prepaid expenses	1,890	10,551

Total Current Assets	26,314	18,030

Property and equipment	727,428	727,428
Accumulated Depreciation	(364,413)	(287,399)
Property and equipment, net	363,015	440,029

Other Assets
Deposits	5,278	5,278
Other	-	9,736

Total Other Assets	5,278	15,014

Total Assets	$ 394,607	$ 473,073

Liabilities and Stockholders' Equity

	2006	2005

Current Liabilities
Accounts payable	$ 493,095	$185,328
Accrued expenses	704,724	589,921
Leases payable, current portion	12,040	14,351
Notes payable	107,552	55,775
Contingency Liability	101,000	-

Total Current Liabilities	1,418,411	845,375

Long Term Liabilities
Long Term Loan	-	4,901

Total Liabilities	1,418,411	850,276

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 2,250,000 shares issued and outstanding $.001 par value	2,250
Common stock $.001 par value, 100,000,000 shares authorized;
35,474,736 and 22,295,069 issued and outstanding
at December 31, 2006 and 2005 respectively	35,476	22,296
Additional paid in capital	14,506,428	13,685,888
Deficit accumulated during development stage	(15,567,963)	(14,085,392)

Total Stockholders' Equity	(1,023,804)	(377,203)

Total Liabilities & Stockholders' Equity	$ 394,607	$ 473,073

The accompanying notes should be  read in conjunction with these financial statements.

GENETHERA, INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
	Year End December 31,		October 5, 1998
	2006	2005	(inception) to
			December 31, 2006
Income
Sales	$ 150,000	$ 190,982	$ 418,749
Research fees	-	-	188,382
Total income	150,000	190,982	607,131

Cost of sales	-	-	(30,352)

Gross profit	150,000	190,982	576,779

Expenses
Other compensation	-	-	3,283,009
Consulting	444,420	1,952,040	4,583,837
General and administrative expenses	739,529	973,376	3,507,619
Payroll expenses	306,890	469,864	1,869,269
Depreciation	77,014	98,118	403,116
Settlement expense	25,132	-	82,625
Lab expenses	39,592	53,618	294,517
Total expenses	1,632,577	3,547,017	14,079,706

Loss from operations	(1,482,577)	(3,356,034)	(13,502,927)

Other income (expenses)
Beneficial conversion expense	-	(367,397)	(1,987,991)
Interest expense	-	(2,324)	(46,758)
Gain on settlements	-	58,203	58,203
Other income (expenses), net	6	42,069	33,575

Net loss	$ (1,482,571)	$ (3,625,482)	$ (15,567,963)

Loss per common share	$ (0.065)	$ (0.17)
Diluted Weight Average	22,923,273	20,978,467
Weight Average	22,923,273	20,978,467
Diluted Per Share	$ (0.065)	$ (0.17)

The accompanying notes should be read in conjunction with these financial statements.

GENETHERA, INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2003	-	$ -	-	$ -	4,743,002	$ 4,743	$ 3,890,811	$ -	$ (4,671,534)	$ (775,980)

Shares issued in exchange for convertible notes payable					1,434,409	1,434	1,103,179			1,104,613

Shares issued for consulting and legal services					698,805	699	1,126,164			1,126,863

Beneficial conversion feature							1,301,373			1,301,373

Shares issued to founder for completion of reverse merger					7,725,000	7,725	(7,725)			-

Shares issued to founder for compensation					1,473,339	1,474	2,117,535			2,119,009

Warrants exercised					2,382,979	2,383	235,915			238,298

Shares issued to officer					100,000	100	129,900			130,000

Shares issued for cash and subscription agreement					175,000	175	249,825	$ (100,040)		149,960

Net loss for the year 2004									$ (5,742,037)	(5,742,037)

Balance December 31, 2004	-	$ -	-	$ -	18,732,534	$ 18,733	$ 10,146,977	$ (100,040)	(10,413,571)	(347,901)

Shares issued in exchange for convertible notes payable					19,000	19	18,981			19,000

Shares issued for consulting services					2,050,000	2,050	1,965,952			1,968,002

Shares issued to officers					90,000	90	73,260			73,350

Cancillation of Previously issued consulting shares					(15,204)	(15)	(15,945)			(15,960)

Beneficial conversion feature							367,397			367,397

Preferred stock issued	11,000	11					1,099,989			1,100,000

Preferred dividends paid									(46,338)	(46,338)

Repurchase of Common stock					(1,400)	(1)	(1,609)			(1,610)

Shares issued upon conversion of Preferred Shares	(1,400)	(1)			318,182	318	(317)

Additional Paid in capital- related party - note payment							20,000			20,000

Shares issued to employees					15,000	15	12,285			12,300

Shares issued upon conversion of Preferred Shares	(5,000)	(5)			1,086,957	1,087	(1,082)

Satisfaction of Subscription Receivable								100,040		100,040

Net loss for the year 2005									(3,625,483)	(3,625,483)

Balance December 31, 2005	4,600	$ 5			22,295,069	$ 22,296	$ 13,685,888	$ -	$(14,085,392)	(377,203)

Shares issued to officers in lieu of salary					90,000	$ 90	$ 12,510			12600

Shares issued to replace cancelled certificate-settlement					40,000	$ 40	$ 7,160			7200

Shares issued for consulting services					700,000	700	87,300			88,000

Share sold to officer			1,500,000	1,500			58,500			60,000

Shares issued for consulting services					5,796,667	5,797	326,003			331,800

Share sold to officer			750,000	750			29,250			30,000

Shares issued for Settlement					600,000	600	35,400			36,000

Shares issued to officers in lieu of accrued salary					1,600,000	1,600	114,400			116,000

Shares issued for consulting services					4,353,000	4,353	150,017			154,370

Net Loss December 31, 2006									(1,482,571)	(1,482,571)

Balance December 31, 2006	4,600	$ 5	2,250,000	$ 2,250	35,474,736	$ 35,476	$ 14,506,428	$ -	$(15,567,963)	$(1,023,804)

The accompanying notes should be read in conjunction with these financial statements.

GENETHERA, INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
	Year End December 31,		October 5, 1998
			(inception) to
	2006	2005	December 31, 2006

Cash flows from operating activities:
Net loss	$ (1,482,571)	$ (3,625,483)	$ (15,567,963)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	77,014	98,118	$ 364,413
Bad Debt Expense	90,000		$ 90,000
Compensation in exchange for common stock	629,970	2,037,692	$ 8,322,662
Beneficial conversion feature		367,397	$ 1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(90,990)	(5,581)	$ (96,800)
Accounts receivable Related Parties	(17,390)		$ (17,390)
Inventory	-	-	$ -
Prepaid expenses	8,661	38,227	$ (1,890)
Other assets	9,736	(9,736)	$ 5,278
Increase in accounts payable
and accrued liabilites	533,669	45,567	$ 1,418,411

Total adjustments	1,240,670	2,571,684	12,072,674

Net cash used in operating activities	(241,901)	(1,053,799)	(3,495,289)

Cash flows from investing activities:
Cash payments for the purchase of property	-	(107,674)	(299,072)

Cash flows from financing activities:
Bank overdraft		(338)	-
Capital contributed as equipment			272,376
Principal payments on notes & leases payable			(240,119)
Payment of lease payable	(2,311)	(16,155)	143,325
Proceeds from issuance of stock	90,000	1,100,000	1,893,882
Proceeds from loans payable	152,777	7,543	1,651,370
Proceeds from Subscription Recievable	-	100,040	100,040
Repurchase of Common Stock	-	(1,610)	(1,610)
Reciept of APIC	-	20,000	20,000
Payment of Perfered Dividends	-	(46,338)	(46,338)

Net cash provided by financing activities	240,466	1,163,142	3,792,926

Net increase (decrease) in cash	(1,435)	1,669	(1,435)

Cash, beginning of year	1,669	-	1,669

Cash, end of year	$ 234	$ 1,669	$ 234

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ 936	$ 2,324	$ 47,694
Cash paid during the period for Taxes	$ -	$ 80,522	$ 80,522

The accompanying notes should be read in conjunction with these financial statements.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Related Party Transactions

Setna Holdings, LLC is a related party to the Company with a promissory note of $107,552. Mr. Anthony J. Milici is the Managing Director of Setna Holdings. GTI Corporate Transfer Agents, LLC is the Company’s transfer agent. On or about March 2006, Ms. Tannya L. Irizarry became the Managing Director (Interim) of GTI Corporate Transfer Agents after the death of the original Managing Director, Ms. Juanita Pagan. Ms. Irizarry currently owns a one third ownership and/or interest in GTI Corporate Transfer Agents. Ms. Irizarry is the Chief Administrative Officer and Chief Financial Officer (Interim) of the Company. Therefore, the accounts receivable transaction of $17,390 with GTI Corporate Transfer Agent is a transaction with a related party. GTI Corporate Transfer Agents LLC maintains separate employer identification and does not share any employer identification number with GeneThera, Inc. Elia Holdings, LLC (Elia) was paid 500,000 common shares in exchange for services rendered on May 2nd 2006. Elia is partially owned by an independent contractor of GeneThera, Inc. Elia has paid $78,202 of GeneThera, Inc. expenses.

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

Revenue Recognition

Revenue from Research and Development contracts are recognized per contract terms. Revenues from sales are recognized when services are completed.

Loss per Share

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2006 and 2005 all common stock equivalents were antidilutive and therefore diluted loss per share equaled basic loss per share. The total outstanding warrants of 597,826, 150,000 of option or warrants my become exercisable from a law suit and the CEO exercisable option of 300,000 would be added into the weighted average common shares if not antidilutive in calculating diluted loss per share

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 ‘Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued

feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

NOTE 2 ACCOUNTS RECEIVABLE
The Company has an outstanding Accounts Receivable to a related party as follows:

                                         2006       2005

Receivable with no interest, due on demand, unsecured.    $17,390                 $ 0

There was no interest revenue related to this obligation for the years ended December 31, 2006 and 2005. This transaction is with a related party as an officer of GeneThera, Inc. is a one-forth owner of GTI Corporate Transfer Agents, LLC. GTI paid GeneThera operations expenses in the beginning of 2007. The receivable of $90,000 for Xpention Genetics was written off to bad debt and reserve for uncollectible debt.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consisted of the following:

       2006   2005

Office equipment                                             $84,344           $84,344
Laboratory equipment                                    643,084           643,084
                                                                                           727,428           727,428
Less: Accumulated depreciation                 (364,413)        (287,399)
                                                                                          $363,015        $440,029

Depreciation expense for the years ended December 31, 2006 and 2005 was $77,014 and $98,118, respectively.

GENETHERA, INC. AND SUBSIDIARY
(A DEVELPOMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4  LEASE OBLIGATIONS

Operating Leases
The Company leases its office, warehouse, laboratory space on a month-to-month basis $5,235 and vehicle under non-cancelable operating leases, which have initial terms in a month-to-month basis. We sub-lease 700 square foot office space to GTI Corporate Transfer Agents, LLC located on the 3924 unit of our lease space reflected as 3930 Youngfield Street, Suite #2, Wheat Ridge, CO 80033. The Lease is on a month-to-month basis and the rent is $637.00 per month.

Total lease expense for the years ended December 31, 2006 and 2005 was $62,823, and $71,344, respectively.

Capital Leases

The Company’s property under capital leases is included in property and equipment (See Note 3) and is summarized as follows:

                                                                                      2006             2005

                 Laboratory Equipment                           $31,574         $31,574
                 Computer                                                     2,672             2,672
                                                                     34,246            34,246

Less: Accumulated depreciation          (21,486)          (19,895)

Net assets under capital leases            $12,760          $14,351

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2006 were as follows:

                                                                                                                        Capital
                                                                                                                        Leases

                                                      2007                 12,040
                                                      2008                                              0
                                                      2009                                              0
                                                      2010 and thereafter
                                                                      Less amount representing        0
                                                                      interest
                                                      Present value of minimum    12,040
                                                                      lease payments
                                                      Less current portion             (12,040)

                                                      Long-term portion of               $0
                              capital lease payable

Total interest expense, including late fees, under capital leases was $3,828 and $695 for the years ended December 31, 2006 and 2005, respectively.

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 5 LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

                                                                                                        2006                   2005

Loan payable with no interest,due on demand
unsecured                                                   $107,552              $20,000
Less current portion                                                       (0)                    (20,000)

Total Current loan payable - related party            $107,552                  $0

There was no interest expense related to this obligation for the years ended December 31, 2006 and 2005. The loan was contributed to additional paid in capital in 2005. Setna Holdings is a shareholder and is managed by Anthony J. Milici. Mr. Milici is loaning the company funds for their operational expense until pending contracts are finalized.

NOTE 6 CONTINGENCY LIABILITY

The Company has an outstanding Contingency Liability as follows:

                                                                                                       2006                     2005

Contingency Liability                                             $101,000                    $0
Less current portion                                                     (0)                         (0)

Total Contingency Liability                                  $101,000                     $0
This liability is currently being disputed by the company. Imperial Holdings is claiming that it is currently owed $101,000 from the Company. Genethera believes it has paid this debt in full by issue shares to a related party . However, the company believes it should disclose this possible liability even though it is confident that the amount is currently not owed.

NOTE 7 NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2006 and 2005 as follows:

                            2006                 2005
Less current portion:                                                (0)                 (55,775)

Various notes payable with interest rates ranging from 0% to 14%; various terms; secured by equipment and personal guarantees.

                                                                                   2006                  2005
                                                                                    $0                   $55,775

Total long-term notes payable
                                                                                   2006                  2005
                                                                                    $0                       $0

Total interest expense for these obligations for the year ended December 31, 2006 and 2005 was $0 and $5,136, respectively.

NOTE 8 STOCKHOLDERS’ EQUITY (DEFICIT)

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
DECEMBER 31, 2006

NOTE 8 STOCKHOLDERS’ EQUITY (DEFICIT) - continued

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
DECEMBER 31, 2006

NOTE 8 STOCKHOLDERS’ EQUITY (DEFICIT) - continued

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
DECEMBER 31, 2006

NOTE 8 STOCKHOLDERS’ EQUITY (DEFICIT) - continued

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

Stock Option

The Company has option to purchase an aggregate of 300,000 shares of common stock at an exercise price of $0.25 per share outstanding at December 31, 2006. Option expire in December 2010.

NOTE 9 INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2006 and 2005 of approximately $15,585,353 and $14,085,392, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2025. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 10 CONTINGENCIES

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements. While the ultimate outcome of these matters has yet to be determined, management has included a provision for these claims based on known facts and circumstances as of December 31, 2006 in the amount of $55,000.

NOTE 11  GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2006 and 2005, the Company showed operating losses of $1,482,571 and $3,625,482, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,392,097 and $827,345 at December 31 2006 and 2005, respectively.

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

NOTE 13 BENEFICIAL CONVERSION EXPENSE

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

NOTE 14 STOCK OPTION PLAN

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May, 2007.

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

Signature  Title Date
- ---------  ----- ----
/s/ Antonio Milici  President May 2, 2007
Antonio Milici, M.D., Ph.D. Director

/s/ Tannya L Irizarry  Chief Financial May 2, 2007
Tannya L Irizarry  Officer (Interim)

/s/ Dr. Thomas Slaga  Director May 2, 2007
Dr. Thomas Slaga