Form 10-Q
period 2006-12-31
GENETHERA INC
filed 2007-05-14
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the

         Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,811,236 Shares of $.001 par value Common Stock outstanding as of March 31, 2007 and Series A 4,600 Shares, and Series B 2,250,000 shares of $.001 par value Preferred Stock outstanding as of March 31, 2007.

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

THREE MONTHS ENDED

MARCH 31, 2007

Unaudited

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007

Unaudited

TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm

2

Consolidated Balance Sheet March 31, 2007

3

Consolidated Statements of Operations for the Three Months Ended

   March 31, 2007 and 2006

5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the

Period ended March 31, 2007

6

Consolidated Statements of Cash Flows for the Three Months Ended

March 31, 2007 and 2006

7

Notes to Consolidated Financial Statements

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeneThera, Inc.

Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiaries as of March 31, 2007 unaudited, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the three-month periods ended March 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has no established or sufficient sources of revenue, and has incurred significant losses from its operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JASPERS+HALL

Denver, Colorado

May 14, 2007

Balance Sheet  3

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

unaudited

Assets

	Three months ended	Year End
	March 31, 2007	December 31, 2006
	(unaudited)
Current Assets
Cash	$ 224	$ 234
Accounts receivable - less reserve for uncollectible amount	3,700	6,800
Accounts receivable - Related Parties	8,484	17,390
Net Accounts Receivable	12,184	24,190
Prepaid expenses	2,000	1,890

Total Current Assets	14,408	26,314

Property and equipment	727,428	727,428
Accumulated Depreciation	(382,664)	(364,413)
Property and equipment, net	344,764	363,015

Other Assets
Assets	-
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$ 364,450	$ 394,607

Liabilities and Stockholders' Equity

	Three months ended	Year End
	March 31, 2007	December 31, 2006
	(unaudited)
Current Liabilities
Accounts payable	$ 523,070	$ 493,095
Accrued expenses	767,699	704,724
Leases payable, current portion	6,206	12,040
Notes payable	120,070	107,552
Contingency Liabilities	101,000	101,000

Total Current Liabilities	1,518,045	1,418,411

Long Term Liabilities
Long Term Loan	-	-

Total Liabilities	1,518,045	1,418,411

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 2,250,000 shares issued and outstanding $.001 par value	2,250	2,250
Common stock $.001 par value, 100,000,000 shares authorized;
37,811,236 shares issued and outstanding at March 31, 2007
and 35,474,736 at December 31, 2006	37,813	35,476
Additional paid in capital	14,594,051	14,506,428
Deficit accumulated during development stage	(15,787,714)	(15,567,963)

Total Stockholders' Equity	(1,153,596)	(1,023,804)

Total Liabilities & Stockholders' Equity	$ 364,450	$ 394,607

Read Report and Notes to Financial Statements

Statements of Operations 4

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED INCOME STATEMENTS

MARCH 31, 2007

unaudited

			For the period from
	3 month period ended March 31,		October 5, 1998
	2007	2006	(inception) to
			March 31, 2007
Income
Sales	$ -	$ 90,000	$ 418,749
Research fees	-	-	188,382
Total income	-	90,000	607,131

Cost of sales	-	-	(30,352)

Gross profit	-	90,000	576,779

Expenses
Other compensation	-	-	3,283,009
Consulting	46,601	-	4,630,438
General and administrative expenses	96,399	85,007	3,604,018
Payroll expenses	58,500	94,450	1,927,769
Depreciation	18,251	22,214	421,367
Settlement expense	-	-	82,625
Impairment of long-lived asset	-	-	55,714
Lab expenses	-	38,628	294,517
Total expenses	219,751	240,299	14,299,457

Loss from operations	(219,751)	(150,299)	(13,722,678)

Other income (expenses)
Beneficial conversion expense	-	-	(1,987,991)
Interest expense	-	-	(46,758)
Gain on settlements	-	(7,200)	58,203
Other income (expenses), net	-	11,506	33,575

Net loss from continuing operations	(219,751)	(145,993)	(15,665,649)
Loss from discontinued operations	-	-	(122,065)

Net loss	$ (219,751)	$ (145,993)	$ (15,787,711)

Loss per common share	$ (0.006)	$ (0.007)
Diluted Weight Average	35,474,736	22,315,402
Weight Average	35,474,736	22,315,402

Read Report and Notes to Financial Statements

Changes in Stockholders equity 5

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

CHANGES IN STOCKHOLDERS EQUITY

FOR PERIOD ENDING MARCH 31, 2007

unaudited

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2006	4,600	$ 5	2,250,000	$ 2,250	35,474,736	$ 35,476	$ 14,506,428	$ -	$ (15,567,963)	(1,023,804)

Shares issued for consulting services					2,336,500	2,337	87,623			89,960
										-
						-				-

Net Loss March 31, 2007									(219,751)	(219,751)

Balance March 31, 2007	4,600	$ 5	2,250,000	$ 2,250	37,811,236	$ 37,813	$ 14,594,051	$ -	$ (15,787,714)	$ (1,153,596)

Read Report and Notes to Financial Statements

Cash Flows  6

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 5, 1998 ( INCEPTION) TO MARCH 31, 2007

unaudited

			For the period from
	3 month period ended March 31,		October 5, 1998
			(inception) to
	2007	2006	March 31, 2007

Cash flows from operating activities:
Net loss	$ (219,751)	$ (145,993)	$ (15,787,714)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	18,251	22,214	$ 382,664
Bad Debt Expense			$ 90,000
Compensation in exchange for common stock	89,960	12,600	$ 8,412,622
Beneficial conversion feature	-	-	$ 1,987,990
Gain on Settlements		(7,200)	$ -
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	3,100	(92,173)	$ (93,700)
Accounts receivable Related Parties	8,906		$ (8,484)
Inventory	-	-	$ -
Prepaid expenses	(110)	-	$ (2,000)
Other assets	-	(48,989)	$ 5,278
Increase in account payable
and accrued liabilites	92,950	205,416	$ 1,511,361

Total adjustments	213,057	91,868	12,285,731

Net cash used in operating activities	(6,695)	(54,125)	(3,501,984)

Cash flows from investing activities:
Cash payments for the purchase of property	-	(37,706)	(299,072)

Cash flows from financing activities:
Capital contributed as equipment	-		272,376
Principal payments on notes & leases payable	-	-	(240,119)
Payment of lease payable	(5,834)	-	137,491
Proceeds from issuance of stock		-	1,893,882
Proceeds from loans payable	12,519	-	1,663,889
Proceeds from Subscription Recievable	-	-	100,040
Repurchase of Common Stock	-	-	(1,610)
Reciept of APIC	-	-	20,000
Payment of Perfered Dividends	-	-	(46,338)
Proceed from convertible notes		91,453	-

Net cash provided by financing activities	6,685	91,453	3,799,611

Net increase (decrease) in cash	(10)	(378)	(1,445)

Cash, beginning of year	234	1,669	-

Cash, end of year	$ 224	$ 1,291	$ 224

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -	$ -	$ 47,694
Cash paid during the period for Taxes	$ -	$ -	80,522

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007

unaudited

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB/A as amended for the fiscal year ended December 31, 2006.

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

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007

unaudited

NOTE 3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Earnings per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed based on the weighted average number of common shares outstanding during the period.

NOTE 4

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

March 31, 2007

                 Computers

$42,987

Office Equipment

39,891

Furniture & fixtures

1,465

Laboratory equipment

  643,084

727,428

Less accumulated depreciation

(382,664)

$344,764

Depreciation expense for the three months ended March 31, 2007 and 2006 was $18,251 and $22,214 respectively.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007

unaudited

NOTE 5

STOCKHOLDERS’ EQUITY

Common Stock

In January 2007, the Company issued 1,100,000 shares valued at $33,000 to consulting services of operations and resulted in an immediate charge to operations.

In February 2007, the Company issued 400,000 shares valued at $16,000 to consulting services of operations and resulted in an immediate charge to operations.

In March 2007, the Company issued 836,500 shares valued at $40,960 to consulting services of operations and resulted in an immediate charge to operations.

As of March 31, 2007, there were 37,811,236 shares of our common stock issued and outstanding.

Preferred Stock

As of March 31, 2007, there were 4,600 shares of our Series A, Convertible Preferred Stock (“Series A”) issued and outstanding, and 2,250,000 shares of our Series B, Convertible Preferred Stock (“Series B”) were issued and outstanding.

NOTE 6          GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the period ended March 31, 2007 and 2006, the Company showed operating losses of $219,751 and $145,993 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,503,637 for the three months ended March 31, 2007. For the period ended March 31, 2007 and 2006 the companies note payable has increased from $94,499 to $120,070.

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended March 31, 2007 were $0 compared to $90,000 for the same period last year. Personnel (salaries) decreased from $94,450 for the prior three month period ending March 31, 2006 to $58,500 for the three month period ending March 31, 2007. Personnel (salaries) decrease occurred because the company only has two full time employees. Professional expenses (consulting and professional fees) comparing the three month period ending March 31, 2007, to the three month period ending March 31, 2006, increased  from $0 to $46,801 with the increase attributable to the consultants throughout the quarter.

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

The Company believes it will require significant additional funding in order to achieve its business plan.  Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $5,000,000.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully.

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

E.coli Expression Strain Evaluation

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

Stage IV

Quantization of protein yield per each cell line used for protein expression

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

BUSINESS MODEL

Summary.  GeneThera's animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GES) with PURIVAXTM, its system for analyzing large-scale DNA sequencing.  The first part of this platform is the ongoing development of molecular diagnostic assays solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today -- all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera's integrated technology platform is the foundation for "fast-track" rDNA vaccine development. At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnnes disease. Both vaccine developments are in the “in Vitro” stage.  We expect to initiate experimental animal studies for Johnnes in the next 2-3 months. A longer time frame (6-8 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GES and PURIVAX TM rAD and rAAV systems.  This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24.  The cost to bring these vaccines to market is $2-5 Million from start to finish.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market.  The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays.  Using GES, vaccine efficacy can be measured in real time.  This means not having to wait for the antibody response to measure how well the vaccine is working.  F-PCR allows effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  The more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GENE EXPRESSION SYSTEM

GES is a proprietary assay development system. GES was developed in 2001. To date the system has been used to develop our TSE molecular assay. GES is a gene expression system to be used solely in our laboratory .The core of GES is Fluorogenic Polymerase Chain Reaction technology (F-PCR).  GeneThera solves the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept.  Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are fully integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and no post-PCR manipulation. GES is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). To perform GES, specific laboratory equipment is needed. This involves some substantial initial costs to set up the laboratory operations. However, the use of F-PCR represents a great advantage over other available systems because of its greater sensitivity, speed and accuracy.

The Automated Nucleic Acid Workstation is a highly flexible robotic system that extracts and purifies acids from a variety of complex samples, preparing them for F-PCR analysis.  Data management system software includes a database to manage all run phases and record sample processing.

The Sequence Detection System detects the fluorescent signal generated by the cleavage of the reporter dye during each PCR cycle.  This process confers specificity without the need of post-PCR hybridization.  Most important, the SDS offers the advantage of monitoring real time increases in fluorescence during PCR.  Specifically, monitoring real-time progress of the PCR completely changes the approach to PR-based quantization of DNA and RNA, most particularly in improving the precision in both detection and quantization of DNA and RNA targets.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $224 as of March 31, 2007. Accounts receivable as of March 31, 2007 was $15,284. It is estimated that it will require outside capital for the remainder of fiscal year 2007 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

No matters were submitted to a vote of security holders as of March 31, 2007.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 10-QSB.

(A)       Financial Statements

Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-QSB.

(B)

Exhibits

A.1

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

A.2

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

             99.1     Certification of the President and Chief Executive Officer

             99.2     Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in  Wheat Ridge, Colorado on this 14th day of May, 2007.

GENETHERA, INC.

By:

/s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on May 14, 2007:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer and Director (principal executive officer)
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)
/s/ Thomas Slaga Thomas Slaga	Director

EXHIBIT 31.1

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have  reviewed  this Form 10-QSB for the fiscal quarter ended  March 31,

     2007 of GeneThera, Inc.;

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

     report;

4.   The  small  business   issuer's  other   certifying   officer(s)and  I  are

     responsible  for  establishing  and  maintaining  disclosure  controls  and procedures  (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

     c)   Disclosed  in this  report any change in the small  business  issuer's internal  control over financial  reporting  that occurred  during the small business issuer's most recent fiscal quarter (the small business issuer's  fourth fiscal  quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect,

          the small business issuer's internal control over financial reporting;

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

Date:  May 14, 2007

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify that:

1.   I have  reviewed  this Form 10-QSB for the fiscal year ended  March 31,

     2007 of GeneThera, Inc.;

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

     report;

4.   The  small  business   issuer's  other   certifying   officer(s)and  I  are

     responsible  for  establishing  and  maintaining  disclosure  controls  and procedures  (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

     c)   Disclosed  in this  report any change in the small  business  issuer's internal  control over financial  reporting  that occurred  during the small business issuer's most recent fiscal quarter (the small business issuer's  fourth fiscal  quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect,

          the small business issuer's internal control over financial reporting;

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

Date:  May 14, 2007

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 99.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended March 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:    Antonio Milici

Title:   Chief Executive Officer

Date:    May 14, 2007

Exhibit 99.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Steven M. Grubner, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended March 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Tannya L Irizarry

Name:    Tannya L Irizarry

Title:   Chief Financial Officer (Interim)

Date:    May 14, 2007