Form 10QSB
period 2007-06-30
GENETHERA INC
filed 2007-08-14
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the

         Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,208,237 Shares of $.001 par value Common Stock outstanding as of June 30, 2007 and Series A 4,600 Shares, and Series B 3,000,000 shares of $.001 par value Preferred Stock outstanding as of June 30, 2007.

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

Six MONTHS ENDED

June 30, 2007

Unaudited

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007

Unaudited

TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm

2

Consolidated Balance Sheet June 30, 2007

3

Consolidated Statements of Operations for the Six Months Ended

   June 30, 2007 and 2006

5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the

Period ended June 30, 2007

6

Consolidated Statements of Cash Flows for the Six Months Ended

June 30, 2007 and 2006

7

Notes to Consolidated Financial Statements

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeneThera, Inc.

Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiaries as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the three-month periods ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

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

JASPERS+HALL

Denver, Colorado

August 13, 2007

Balance Sheet -3

GeneThera, Inc. and Subsidiary

(Development stage Company)

Consolidated Balance Sheet

UNAUDITED

Assets

	June 30, 2007	December 31, 2006

Current Assets
Cash	$ 210	$ 234
Accounts receivable - less reserve for uncollectible amount	3,700	6,800
Accounts receivable - Related Parties	28,750	17,390
Net Accounts Receivable	32,660	24,190
Prepaid expenses	2,000	1,890

Total Current Assets	34,660	26,314

Property and equipment	727,428	727,428
Accumulated Depreciation	(400,875)	(364,413)
Property and equipment, net	326,553	363,015

Other Assets
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$ 366,491	$ 394,607

Balance Sheet-4

Liabilities and Stockholders' Equity

	June 30, 2007	December 31, 2006

Current Liabilities
Accounts payable	$ 529,507	$ 493,095
Accrued expenses	752,608	704,724
Leases payable, current portion	4,018	12,040
Notes payable	129,768	107,552
Contingency Liabilities	101,000	101,000

Total Current Liabilities	1,516,901	1,418,411

Long Term Liabilities
Repayment of Loan	-	-

Total Liabilities	1,516,901	1,418,411

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 3,000,000 shares issued and outstanding $.001 par value	3,000	2,250
Common stock $.001 par value, 100,000,000 shares authorized;
47,208,237 shares issued and outstanding	47,210	35,476
Additional paid in capital	14,935,670	14,506,428
Deficit accumulated during development stage	(16,136,295)	(15,567,963)

Total Stockholders' Equity	(1,150,410)	(1,023,804)

Total Liabilities & Stockholders' Equity	$ 366,491	$ 394,607

Statements of Operations-5

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Operations

For The Period From October 5, 1998 (Inception) to June 30, 2007

UNAUDITED

For the period from

3 month period ended June 30,	6 month period ended June 30,	October 5, 1998

	2007	2006	2007	2006	(inception) to
					June 30, 2007
Income
Sales	$ 30,000	$ 90,000	$ 30,000	$ 120,000	$ 448,749
Research fees			-	-	188,382
Total income	30,000	90,000	30,000	120,000	637,131

Cost of sales	0	0	-	-	(30,352)

Gross profit	30,000	90,000	30,000	120,000	606,779

Expenses
Other compensation	-		-	-	3,283,009
Consulting	161,759	149,500	208,360	348,058	4,792,197
General and administrative expenses	139,977	112,943	235,149	53,004	3,742,768
Payroll expenses	59,850	69,750	118,350	164,200	1,987,619
Depreciation	18,211	18,298	36,462	40,512	439,578
Settlement expense	-	-	-	-	82,625
Impairment of long-lived asset	-	-	-	-	55,714
Lab expenses	11	863	11	39,491	294,528
Total expenses	379,808	351,354	598,332	645,265	14,678,038

Loss from operations	(349,808)	(261,354)	(568,332)	(525,265)	(14,071,259)

Other income (expenses)
Beneficial conversion expense	-		-	-	(1,987,991)
Interest expense			-	-	(46,758)
Gain on settlements			-	(7,200)	58,203
Other income (expenses), net			-	11,536	33,575

Net loss from continuing operations	(349,808)	(261,354)	(568,332)	(520,929)	(16,014,230)
Gain (loss) from disposal of subs					-
Loss from discontinued operations			-	-	(122,065)

Net loss	$ (349,808)	$ (261,354)	$ (568,332)	$ (520,929)	$ (16,136,292)

Loss per common share	$ (0.009)	$ (0.011)	$ (0.014)	$ (0.022)
Diluted Weight Average
Weight Average	39,759,409	23,180,564	39,759,409	23,180,564
Diluted Per Share		$ -	$ -	$ -

Changes in Stockholders Equity-6

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

For Period Ended June 30, 2007

UNAUDITED

Development
Stage

Preferred Stock A	Preferred Stock B	Common Stock	Paid in	Subscription	Accumulated

	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2006	4,600	$ 5	2,250,000	$ 2,250	35,474,736	$ 35,476	$ 14,506,428	$ -	$ (15,567,963)	(1,023,804)

Shares issued for consulting services					2,336,500	2,337	87,623			89,960
										-
Shares issued to officers
in lieu of salary					1,485,000	1,485	71,865			73,350

Shares issued for consulting services					7,912,001	7,912	255,504			263,416

Shares Sold Officers			750,000	750			14,250			15,000
						-				-

Net Loss June 30, 2007									(568,332)	(568,332)

Balance June 30, 2007	4,600	$ 5	3,000,000	$ 3,000	47,208,237	$ 47,210	$ 14,935,670	$ -	$ (16,136,295)	$ (1,150,410)

Cash Flows-7

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Cash Flow

For The Period from October 5, 1998 (Inception) to June 30, 2007

UNAUDITED

For the period from

6 month period ended June 30,	October 5, 1998

			(inception) to
	2007	2006	June 30, 2007

Cash flows from operating activities:
Net loss	$ (568,332)	$ (520,929)	$ (16,136,295)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	36,462	40,512	400,875
Bad Debt Expense	(90,000)		0
Compensation in exchange for common stock	441,726	251,800	8,764,388
Beneficial conversion feature	-	-	1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	93,100	(122,173)	-3,700
Accounts receivable Related Parties	(11,360)		-28,750
Inventory	-	-	0
Prepaid expenses	(110)	(20,157)	-2,000
Other assets	-	9,736	5,278
(Increase) Decrease in account payable
and accrued liabilites	84,296	350,812	1,502,707

Total adjustments	554,114	510,530	12,626,788

Net cash used in operating activities	(14,218)	(10,399)	(3,509,507)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)

Cash flows from financing activities:
Bank overdraft	-	-	-
Capital contributed as equipment	-		272,376
Principal payments on notes & leases payable	(8,022)	(2,311)	(104,816)
Proceeds from issuance of stock		60,000	1,893,882
Proceeds from loans payable	22,216	(46,959)	1,673,586
Proceeds from Subscription Recievable	-	-	100,040
Repurchase of Common Stock	-	-	(1,610)
Reciept of APIC	-	-	20,000
Payment of Preferred Dividend	-	-	(46,338)
		-

Net cash provided by financing activities	14,194	10,730	3,807,120

Net increase (decrease) in cash	(24)	331	(1,459)

Cash, beginning of year	234	1,669	-

Cash, end of year	$ 210	$ 2,000	$ 210

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -	$ -	$ 47,694
Cash paid during the period for Taxes	$ -	$ -	80,522

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007

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

NOTE 3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment”, (SFAS No. 123R)   This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007

Unaudited

NOTE 3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Earnings per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed based on the weighted average number of common shares outstanding during the period.

NOTE 4

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

            June 30,

        2007

 Computers

$   42,987

Office Equipment

39,891

Furniture & fixtures

1,465

Laboratory equipment

  643,084

727,428

Less accumulated depreciation

(400,875)

$326,553

Depreciation expense for the six months ended June 30, 2007 and 2006 was $36,462 and $40,512 respectively.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007

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

In April 2007, the Company issued 1,399,706 shares valued at $59,835 to consulting services of operations and resulted in an immediate charge to operations.

In April 2007, the Company issued 1,440,000 shares valued at $.05/share, $72,000 for lieu salary.

In May 2007, the Company issued 5,295,331 shares valued at $160,356 to consulting services of operations and resulted in an immediate charge to operations.

In May 2007, the company issued 45,000 shares valued at $.03/share, $1,350 for lieu of salary.

In June 2007, the company issued 1,216,964 shares valued at $43,225 to consulting services of operations and resulted in an immediate charge to operations.

As of June 30, 2007, there were 47,208,237 shares of our common stock issued and outstanding.

Preferred Stock

In April 2007, the company issued 750,000 Preferred B shares valued at $.06/share to adjust 9/1/06 issued Preferred Stock.

As of June 30, 2007, there were 4,600 shares of our Series A, Convertible Preferred Stock (“Series A”) issued and outstanding, and 3,000,000 shares of our Series B, Convertible Preferred Stock (“Series B”) were issued and outstanding.

NOTE 6

GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the periods ended June 30, 2007 and 2006, the Company showed operating losses of $568,332 and $520,929 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,482,241 for the six months ended June 30, 2007.

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

RESULTS OF OPERATIONS

Gross profits for the six-month period ended June 30, 2007 were $30,000 compared to $120,000 for the same period last year. Personnel (salaries) decreased from $164,200 for the prior six month period ending June 30, 2006 to $118,350 for the six month period ending June 30, 2007. Personnel (salaries) decrease occurred because the company only has two full time employees. Professional expenses (consulting and professional fees) comparing the six month period ending June 30, 2007, to the six month period ending June 30, 2006, decreased  from $348,058 to $208,360 with the decrease attributable to the consultants throughout the quarter.

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

BUSINESS MODEL

Summary.  GeneThera's animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAXTM, its system for analyzing large-scale DNA sequencing.  The first part of this platform is the ongoing development of molecular diagnostic assays solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today -- all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera's integrated technology platform is the foundation for "fast-track" rDNA vaccine development. At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnne’s Disease. Both vaccine developments are in the “in Vitro” stage.  We expect to initiate experimental animal studies for Johnne’s in the next 2-3 months. A longer time frame (6-8 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GES and PURIVAX TM rAD and rAAV systems.  This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24.  The cost to bring these vaccines to market is $2-5 Million from start to finish.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market.  The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays.  Using GES, vaccine efficacy can be measured in real time.  This means not having to wait for the antibody response to measure how well the vaccine is working.  F-PCR allows effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  The more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $210 as of June 30, 2007. Accounts receivable as of June 30, 2007 was $0. It is estimated that it will require outside capital for the remainder of fiscal year 2007 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

 On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000 and $18,000 respectively, plus costs, interest, expert fees and attorney’s fees in amounts to be determined at trial. The trial date in July was vacated, to be reset upon notice based upon the plaintiffs’ counsel’s decision to possibly call GeneThera, Inc.’s counsel as an adverse witness at trial, thereby creating a conflict of interest for defense counsel, requiring him to withdraw from representation. GeneThera, Inc. retained other trial counsel. A new trial date was scheduled for May 16-19, 2006. The plaintiffs settled with the Company on May 12, 2006. On July 20, 2006, a Fairness Hearing was rescheduled to September 1st, 2006 in which the plaintiffs, Langstaff and Wollner, after a lengthy litigation and to avoid extensive accrual of legal fees on both parties, settled with GeneThera in the amount of 300,000 common stock shares each. GeneThera Florida agreed to issue 150,000 stock options or warrants to each plaintiff, Langstaff and Wollner. GeneThera consented to the entry of a judgment in the amount of $55,000, which represents the plaintiff’s legal fees from their counsel; Cage, Williams, Abelman & Layden, which filed a levy against them. Plaintiffs’ stock certificates were mailed to their legal counsel.

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

No matters were submitted to a vote of security holders as of June 30, 2007.

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

33.2

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

             99.1     Certification of the President and Chief Executive Officer

             99.2     Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 13th day of August, 2007.

GENETHERA, INC.

By:

/s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on August 13, 2007:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer and Director (principal executive officer)
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)

EXHIBIT 31.1

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-QSB for the fiscal quarter ended June 30,

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

     report;

4.   The small business   issuer’s other   certifying   officer(s) and I are

     responsible for  establishing  and  maintaining  disclosure  controls  and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

     b)   Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures  and presented in this report our  conclusions about the  effectiveness of the disclosure  controls and procedures as of the  end of the  period  covered  by  this  report  based  on  such evaluation; and

     c)   Disclosed in this report any change in the small business issuer’s internal control over financial  reporting  that occurred  during the small business issuer's most recent fiscal quarter (the small business issuer's  fourth fiscal  quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect,

          the small business issuer's internal control over financial reporting;

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

Date:  August 13, 2007

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify that:

1.   I have reviewed this Form 10-QSB for the fiscal year ended June 30,

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

     report;

4.   The small business   issuer’s other   certifying   officer(s) and I are

     responsible for  establishing  and  maintaining  disclosure  controls  and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

     b)   Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures  and presented in this report our  conclusions about the  effectiveness of the disclosure  controls and procedures as of the  end of the  period  covered  by  this  report  based  on  such evaluation; and

     c)   Disclosed in this report any change in the small business issuer’s internal control over financial  reporting  that occurred  during the small business issuer's most recent fiscal quarter (the small business issuer’s fourth fiscal  quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect,

          the small business issuer's internal control over financial reporting;

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

Date:  August 13, 2007

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 99.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended June 30, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:    Antonio Milici

Title:   Chief Executive Officer

Date:    August 13, 2007

Exhibit 99.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended June 30, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/ Tannya L Irizarry

Name:    Tannya L Irizarry

Title:   Chief Financial Officer (Interim)

Date:    August 13, 2007