Form 10QSB/A
period 2007-06-30
GENETHERA INC
filed 2007-08-23
CIK 1017110

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

JASPERS+HALL

Denver, Colorado

August 13, 2007

Balance Sheet -3

GeneThera, Inc. and Subsidiary

(Development stage Company)

Consolidated Balance Sheet

UNAUDITED

Assets

	June 30, 2007	December 31, 2006

Current Assets
Cash	$ 210	234
Accounts receivable - less reserve for uncollectible amount	3,700	6,800
Accounts receivable - Related Parties	28,750	17,390
Net Accounts Receivable	32,660	24,190
Prepaid expenses	2,000	1,890

Total Current Assets	34,660	26,314

Property and equipment	727,428	727,428
Accumulated Depreciation	(400,875)	(364,413)
Property and equipment, net	326,553	363,015

Other Assets
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$ 366,491	$394,607

Balance Sheet-4

Liabilities and Stockholders' Equity

	June 30, 2007	December 31, 2006

Current Liabilities
Accounts payable	$ 529,507	493,095
Accrued expenses	752,608	704,724
Leases payable, current portion	4,018	12,040
Notes payable	129,768	107,552
Contingency Liabilities	101,000	101,000

Total Current Liabilities	1,516,901	1,418,411

Long Term Liabilities
Repayment of Loan	-	-

Total Liabilities	1,516,901	1,418,411

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 3,000,000 shares issued and outstanding $.001 par value	3,000	2,250
Common stock $.001 par value, 100,000,000 shares authorized;
47,208,237 shares issued and outstanding	47,210	35,476
Additional paid in capital	14,935,670	14,506,428
Deficit accumulated during development stage	(16,136,295)	(15,567,963)

Total Stockholders' Equity	(1,150,410)	(1,023,804)

Total Liabilities & Stockholders' Equity	$ 366,491	394,607

Statements of Operations-5

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Operations

For The Period From October 5, 1998 (Inception) to June 30, 2007

UNAUDITED

					For the period from
	3 month period ended June 30,		6 month period ended June 30,		October 5, 1998
	2007	2006	2007	2006	(inception) to
					June 30, 2007
Income
Sales	$ 30,000	$ 90,000	$ 30,000	$ 120,000	$ 448,749
Research fees			-	-	188,382
Total income	30,000	90,000	30,000	120,000	637,131

Cost of sales	0	0	-	-	(30,352)

Gross profit	30,000	90,000	30,000	120,000	606,779

Expenses
Other compensation	-		-	-	3,283,009
Consulting	161,759	149,500	208,360	348,058	4,792,197
General and administrative expenses	139,977	112,943	235,149	53,004	3,742,768
Payroll expenses	59,850	69,750	118,350	164,200	1,987,619
Depreciation	18,211	18,298	36,462	40,512	439,578
Settlement expense	-	-	-	-	82,625
Impairment of long-lived asset	-	-	-	-	55,714
Lab expenses	11	863	11	39,491	294,528
Total expenses	379,808	351,354	598,332	645,265	14,678,038

Loss from operations	(349,808)	(261,354)	(568,332)	(525,265)	(14,071,259)

Other income (expenses)
Beneficial conversion expense	-		-	-	(1,987,991)
Interest expense			-	-	(46,758)
Gain on settlements			-	(7,200)	58,203
Other income (expenses), net			-	11,536	33,575

Net loss from continuing operations	(349,808)	(261,354)	(568,332)	(520,929)	(16,014,230)
Gain (loss) from disposal of subs					-
Loss from discontinued operations			-	-	(122,065)

Net loss	$ (349,808)	$ (261,354)	$ (568,332)	$ (520,929)	$ (16,136,292)

Loss per common share	$ (0.009)	$ (0.011)	$ (0.014)	$ (0.022)
Diluted Weight Average
Weight Average	39,759,409	23,180,564	39,759,409	23,180,564
CDiluted Per Share		$ -	$ -	$ -

Changes in Stockholders Equity-6

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

For Period Ended June 30, 2007

UNAUDITED

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2006	4,600	5	2,250,000	2,250	35,474,736	35,476	14,506,428	-	(15,567,963)	(1,023,804)

Shares issued for consulting services					2,336,500	2,337	87,623			89,960
										-
Shares issued to officers
in lieu of salary					1,485,000	1,485	71,865			73,350

Shares issued for consulting services					7,912,001	7,912	255,504			263,416

Shares Sold Officers			750,000	750			14,250			15,000
						-				-

Net Loss June 30, 2007									(568,332)	(568,332)

Balance June 30, 2007	4,600	5	3,000,000	3,000	47,208,237	47,210	14,935,670	-	(16,136,295)	$ (1,150,410)

Cash Flows-7

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Cash Flow

For The Period from October 5, 1998 (Inception) to June 30, 2007

UNAUDITED

			For the period from
	6 month period ended June 30,		October 5, 1998
			(inception) to
	2007	2006	June 30, 2007

Cash flows from operating activities:
Net loss	$ (568,332)	$ (520,929)	$ (16,136,295)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	36,462	40,512	400,875
Bad Debt Expense	(90,000)		0
Compensation in exchange for common stock	441,726	251,800	8,764,388
Beneficial conversion feature	-	-	1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	93,100	(122,173)	-3,700
Accounts receivable Related Parties	(11,360)		-28,750
Inventory	-	-	0
Prepaid expenses	(110)	(20,157)	-2,000
Other assets	-	9,736	5,278
(Increase) Decrease in account payable
and accrued liabilities	84,296	350,812	1,502,707

Total adjustments	554,114	510,530	12,626,788

Net cash used in operating activities	(14,218)	(10,399)	(3,509,507)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)

Cash flows from financing activities:
Bank overdraft	-	-	-
Capital contributed as equipment	-		272,376
Principal payments on notes & leases payable	(8,022)	(2,311)	(104,816)
Proceeds from issuance of stock		60,000	1,893,882
Proceeds from loans payable	22,216	(46,959)	1,673,586
Proceeds from Subscription Receivable	-	-	100,040
Repurchase of Common Stock	-	-	(1,610)
Receipt of APIC	-	-	20,000
Payment of Preferred Dividend	-	-	(46,338)
		-

Net cash provided by financing activities	14,194	10,730	3,807,120

Net increase (decrease) in cash	(24)	331	(1,459)

Cash, beginning of year	234	1,669	-

Cash, end of year	$ 210	$ 2,000	$ 210

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -	$ -	$ 47,694
Cash paid during the period for Taxes	$ -	$ -	80,522

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

1.

The antibodies-based culture media used to detect eh presence of infectious diseases has a low level of sensitivity;

2.

High background due to non-specific binding of antibodies and / or culture contamination;

3.

Sample preparation and storage creates artifacts; and

4.

Long, cumbersome protocols necessary to perform the tests.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-QSB/A, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," “would," could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,

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

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 10-QSB/A.

(A)       Financial Statements

Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-QSB/A.

(B)

Exhibits

33.1 Certification pursuant to section 302 of the Sarbanes-Oxley of 2002

33.2 Certification pursuant to section 302 of the Sarbanes-Oxley of 2002

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

EXHIBIT 31.1

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-QSB/A for the fiscal quarter ended June 30,

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

Date:  August 13, 2007

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify that:

1.   I have reviewed this Form 10-QSB/A for the fiscal year ended June 30,

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

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB/A of GeneThera, Inc. for the quarterly period ended June 30, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:    Antonio Milici

Title:   Chief Executive Officer

Date:    August 13, 2007

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB/A of GeneThera, Inc. for the quarterly period ended June 30, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/ Tannya L Irizarry

Name:    Tannya L Irizarry

Title:   Chief Financial Officer (Interim)

Date:    August 13, 2007