Form 10QSB/A
period 2006-03-31
GENETHERA INC
filed 2007-11-08
CIK 1017110

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,425,069 Shares of $.001 par value Common Stock outstanding as of March 31, 2006 and 4,600 Shares of $.001 par value Preferred Stock outstanding as of March 31, 2006.

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

MARCH 31, 2006

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006

TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm

2

Consolidated Balance Sheet March 31, 2006

3

Consolidated Statements of Operations for the Three Months Ended

   March 31, 2006 and 2005

5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the

Period ended March 31, 2006

6

Consolidated Statements of Cash Flows for the Three Months Ended

March 31, 2006 and 2005

7

Notes to Consolidated Financial Statements

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeneThera, Inc.

Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiaries as of March 31, 2006, (unaudited) and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the three-month periods ended March 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.

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

JASPERS+HALL

Denver, Colorado

May 15, 2006

Balance Sheet  3

GeneThera, Inc. and Subsidiary

(Development stage Company)

Consolidated Balance Sheet

UNAUDITED

Assets

	Three months ended	Year End
	March 31, 2006	December 31, 2005

Current Assets
Cash	$ 297	$ 1,669
Accounts receivable	98,062	5,810
Prepaid expenses	5,930	10,551

Total Current Assets	104,289	18,030

Property and equipment	727,428	727,428
Accumulated Depreciation	(309,613)	(287,399)
Property and equipment, net	417,815	440,029

Other Assets
Assets	-
Deposits	5,278	15,014

Total Other Assets	5,278	15,014

Total Assets	$ 527,382	$ 473,073

Balance Sheet 4

Liabilities and Stockholders' Equity

	Three months ended	Year End
	March 31, 2006	December 31, 2005

Current Liabilities
Bank Overdraft	$ -	$ -
Accounts payable	256,394	190,229
Accrued expenses	709,838	589,921
Leases payable, current portion	12,944	9,450
Notes payable	85,092	55,775
		-

Total Current Liabilities	1,064,268	845,375

Long Term Liabilities	-	4,901

Total Liabilities	1,064,268	850,276

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares
authorized; 4,600 shares issued and outstanding	5	5
Common stock $.001 par value, 100,000,000 shares authorized;
22,425,069 shares issued and outstanding	22,426	22,296
Additional paid in capital	13,705,557	13,685,888
Deficit accumulated during development stage	(14,264,874)	(14,085,392)

Total Stockholders' Equity	(536,886)	(377,203)

Total Liabilities & Stockholders' Equity	$ 527,382	$ 473,073

Statements of Operations 5

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Operations

For The Period From October 5, 1998 (Inception) to March 31, 2006

UNAUDITED

			For the period from
	3 month period ended March 31,		October 5, 1998
	2006	2005	(inception) to
			March 31, 2006
Income
Sales	$ 90,000	$ -	$ 358,749
Research fees	-	-	188,382
Total income	90,000	-	547,131

Cost of sales	-	-	(30,352)

Gross profit	90,000	-	516,779

Expenses
Other compensation	-	-	3,283,009
Consulting	-	1,596,040	4,139,417
General and administrative expenses	106,990	361,153	2,875,080
Payroll expenses	94,450	153,065	1,656,829
Depreciation	22,214	22,210	348,316
Settlement expense	-	-	57,493
Impairment of long-lived asset	-	-	55,714
Lab expenses	38,628	53,418	293,553
Total expenses	262,282	2,185,886	12,709,411

Loss from operations	(172,282)	(2,185,886)	(12,192,632)

Other income (expenses)
Beneficial conversion expense	-	(200)	(1,987,991)
Interest expense	-	(456)	(46,758)
Gain on settlements	(7,200)	30,036	51,003
Other income (expenses), net	-	(799)	33,569

Net loss from continuing operations	(179,482)	(2,157,304)	(14,142,809)
Gain (loss) from disposal of subs			-
Loss from discontinued operations	-	-	(122,065)

Net loss	$ (179,482)	$ (2,157,304)	$ (14,264,874)

Loss per common share	$ (0.008)	$ (0.11)	$ (0.64)
Diluted Weight Average	$ -	$ -	$ -
Weight Average	22,315,402	19,227,668
Diluted Per Share	$ -	$ -	$ -

Changes in Stockholders equity 6

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

For Period Ended March 31, 2006

UNAUDITED

						Development
						Stage
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2005	4,600	$ 5	22,295,069	$ 22,296	$ 13,685,888	$ (14,085,392)	(377,203)

Shares issued to officers
in lieu of salary			90,000	90	12,510		12,600
							-
Shares issued to replace			40,000	40	7,160		7,200
cancelled certificate-settlement

Net Loss March 31, 2006						(179,482)	(179,482)

Balance March 31, 2006 (unaudited)	4,600	$ 5	22,425,069	$ 22,426	$ 13,705,557	$ (14,264,874)	$ (536,885)

Cash Flows  7

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Cash Flow

For The Period from October 5, 1998 (Inception) to March 31, 2006

UNAUDITED

			For the period from
	Year ended December 31,		October 5, 1998
			(inception) to
	2006	2005	March 31, 2006

Cash flows from operating activities:
Net loss	$(179,482)	$(2,158,464)	$ (14,264,874)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	22,214	15,172	$ 39,857
Compensation in exchange for common stock	19,800	1,672,715	$ 7,910,414
Beneficial conversion feature	-	200	$ 1,987,990
Gain on Settlements	-	(30,037)	$ -
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(92,252)	3,450	$ (98,062)
Inventory	-	-	$ -
Prepaid expenses	4,621	(11,735)	$ (5,930)
Other assets	9,736	-	$ 7,278
Increase in account payable
and accrued liabilites	186,081	(45,698)	$ 896,376

Total adjustments	150,200	1,604,067	10,737,923

Net cash used in operating activities	(29,282)	(554,397)	(3,526,951)

Cash flows from investing activities:
Cash payments for the purchase of property	-	(107,674)	(299,072)

Cash flows from financing activities:
Bank overdraft	-	(338)	35,486
Capital contributed as equipment			272,376
Principal payments on notes & leases payable			(240,119)
Stock Issued for Conversion of NP	-	-
Payment of lease payable	(1,407)	(16,155)	144,229
Proceeds from issuance of stock		1,100,000	1,843,882
Proceeds from loans payable	29,317	7,543	1,527,910
Proceeds from Subscription Recievable	-	100,040	100,040
Repurchase of Common Stock	-	(1,610)	(1,610)
Reciept of APIC	-	20,000	20,000
Payment of Perfered Dividends	-	(46,338)	(46,338)

Net cash provided by financing activities	27,910	1,163,142	3,655,856

Net increase (decrease) in cash	(1,372)	1,669	(170,167)

Cash, beginning of year	1,669	-	-

Cash, end of year	$ 297	$ 1,669	$ 297

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -	$ 2,324	$ 46,758
Cash paid during the period for Taxes	$ -	$ -	$ -
Non-Cash Items for the period	$ -	$ -	$ -

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

             Office Equipment

39,891

Furniture & fixtures

1,465

Laboratory equipment

  643,084

727,428

Less accumulated depreciation

(309,613)

$417,815

Depreciation expense for the three months ended March 31, 2006 and 2005 was $22,214 and $22,210 respectively.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006

NOTE 5

CONVERTIBLE NOTES PAYABLE

March 31,

        2006

Total long-term convertible notes payable

$            0

For the three months ended March 31, 2006 and 2005, interest expense related to the convertible notes payable amounted to $0 and $456, respectively.

NOTE 6

STOCKHOLDERS’ EQUITY

Common Stock

In March 2006, the Company issued 40,000 shares valued at $7,200 in settlement of a lawsuit previously  filed by OR Surgical and resulted in an immediate charge to operations.

In March 2006, the Company issued 90,000 shares valued at $12,600 to two officers in lieu of salary and resulted in an immediate charge to operations.

As of March 31, 2006, there were 22,425,069 shares of our common stock issued and outstanding.

Preferred Stock

As of March 31, 2006, there were 4,600 shares of our Series A, Convertible Preferred Stock (“Series A”) issued and outstanding.

NOTE 7          GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the periods ended March 31, 2006 and 2005, the Company showed operating losses of $179,482 and $2,157,304 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $959,979 for the three months ended March 31, 2006.

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended March 31, 2006 were $90,000 compared to $0 for the same period last year. Gross profit  increase is attributable to the continuance of two contracts that started in the second quarter for the Company’s R&D Services.  Personnel (salaries) decreased from $153,065 for the prior three month period ending March 31, 2005 to $94,450 for the three month period ending March 31, 2006. Personnel (salaries) decrease occurred because the company has streamlined operations to reflect its cash position. Professional expenses (consulting and professional fees) comparing the three month period ending March 31, 2006, to the three month period ending March 31, 2005, decreased  from $1,596,040 to $0 with the decrease attributable to the non-use of consultants throughout the quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of 0 as of March 31, 2006. Accounts receivable as of March 31, 2006 was $98,062. It is estimated that it will require outside capital for the remainder of fiscal year 2006 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both.  Currently the company is in discussions with two groups to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

Related Party Transactions

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

A.2

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

             99.1     Certification of the President and Chief Executive Officer

             99.2     Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in  Wheat Ridge, Colorado on this 23rd day of May, 2006.

GENETHERA, INC.

By:

/s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on May 23, 2006:

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

Date:  May 23, 2006

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

Date:  May 23, 2006

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 99.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended March 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:    Antonio Milici

Title:   Chief Executive Officer

Date:    May 23, 2006

Exhibit 99.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended March 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Tannya L Irizarry

Name:    Tannya L Irizarry

Title:   Chief Financial Officer (Interim)

Date:    May 23, 2006