Form 10QSB/A
period 2006-06-30
GENETHERA INC
filed 2007-11-09
CIK 1017110

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,725,069 Shares of $.001 par value Common Stock outstanding as of June 30, 2006 and Series A 4,600 Shares, Series B 1,500,000 shares of $.001 par value Preferred Stock outstanding as of June 30, 2006.

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

August 15, 2006

Balance Sheet  3

GeneThera, Inc. and Subsidiary

(Development stage Company)

Consolidated Balance Sheet

UNAUDITED

Assets

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Current Assets	$	$
Cash	100	80,131
Accounts receivable	188,062	20,000
Prepaid expenses	2,487	111,095

Total Current Assets	190,649	211,226

Property and equipment, net	727,428
Accumulated Depreciation	(327,911)
	399,517	571,852

Other Assets
Assets	-
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	595,444	788,356

 Balance Sheet 4

Liabilities and Stockholders' Equity

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Current Liabilities	$	$
Accounts payable	244,532	38,736
Accrued expenses	718,773	558,822
Leases payable, current portion	12,040	39,016
Notes payable	126,338	55,775

Total Current Liabilities	1,101,683	692,349

Long Term Liabilities
Repayment of Loan	-	128,430

Total Liabilities	1,101,683	820,779

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares
authorized; Series A 4,600 shares issued and outstanding
Series B 1,500,000 shares issued and outstanding	1,505	10
Common stock $.001 par value, 100,000,000 shares authorized;
23,725,069 shares issued and outstanding	23,126	19,268
Additional paid in capital	13,916,758	13,087,050
Subscription receivable	-	100,040
Deficit accumulated during development stage	14,447,628	13,038,711

Total Stockholders' Equity	506,239	32,423

Total Liabilities & Stockholders' Equity	595,444	788,356

Statements of Operations 5

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Operations

For The Period From October 5, 1998 (Inception) to June 30, 2006

UNAUDITED

			For the period from
	6 month period ended June 30,		October 5, 1998
	2006	2005	(inception) to
			June 30, 2006
Income	$	$	$
Sales	180,000	190,982	448,749
Research fees	-	-	188,382
Total income	180,000	190,982	637,131

Cost of sales	-	-	(30,352)

Gross profit	180,000	190,982	606,779

Expenses
Other compensation	-	-	3,283,009
Consulting	71,500	1,952,040	4,210,917
General and administrative expenses	219,333	896,696	2,987,424
Payroll expenses	164,200	469,864	1,726,579
Depreciation	40,512	11,751	366,614
Settlement expense	-	-	57,493
Impairment of long-lived asset	-	14,936	55,714
Lab expenses	39,491	53,618	2294,416
Total expenses	535,036	3,398,906	12,982,166

Loss from operations	(355,036)	(3,207,923)	(12,375,387)

Other income (expenses)
Beneficial conversion expense	-	(367,397)	(1,987,991)
Interest expense	-	(2,324)	(46,758)
Gain on settlements	(7,200)	58,203	51,003
Other income (expenses), net	-	26,587	33,569

Net loss from continuing operations	(362,236)	(3,492,853)	(14,325,564)
Gain (loss) from disposal of subs			-
Loss from discontinued operations	-	-	(122,065)

Net loss	$(362,236)	$(3,492,853)	$(14,447,626)

Loss per common share	$(0.015)	$ 0.25	$(0.61)
Diluted Weight Average	3,014,788	$ -	$-
Weight Average	3,014,788	-	-
Diluted Per Share	$-	$-	$-

Changes in Stockholders equity 6

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

For Period Ended June 30, 2006

UNAUDITED

								Development
								Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31,	4,600	$ 5	-	$ -	22,295,069	$ 22,296	$ 13,685,888	$ (14,085,392)	(377,203)

Shares issued to officers
in lieu of salary					90,000	$ 90	$ 12,510		12600

Shares issued to replace					40,000	$ 40	$ 7,160		7200
cancelled certificate-settlement

Shares issued for consulting services					700,000	700	87,300		88,000

Shares issued to officers					600,000	600	65,400		66,000
in lieu of salary
Share issued to officer			1,500,000	1,500			58,500		60,000

Net Loss June 30, 2006								(362,236)	(362,236)

Balance June 30, 2006 (unaudited)	4,600	$ 5	1,500,000	$ 1,500	23,725,069	$ 23,126	$ 13,916,758	$ (14,447,628)	$ (505,639)

Cash Flows  7

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Cash Flow

For The Period from October 5, 1998 (Inception) to June 30, 2006

UNAUDITED

			For the period from
	6 month period ended June 30,		October 5, 1998
			(inception) to
	2006	2005	June 30, 2006

Cash flows from operating activities:	$	$	$
Net loss	(362,236)	(3,625,483)	(14,447,628)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	40,512	98,118	58,155
Compensation in exchange for common stock	173,800	2,037,692	8,064,414
Beneficial conversion feature	-	367,397	1,987,990
Loss on impairment	-	-	-
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(182,252)	(5,581)	(188,062)
Inventory	-	-
Prepaid expenses	8,064	38,227	(2,487)
Other assets	9,736	(9,736)	7,278
Increase in account payable
and accrued liabilities	182,555	45,567	892,850

Total adjustments	232,415	2,571,684	10,820,138

Net cash used in operating activities	(129,821)	(1,053,799)	(3,627,490)

Cash flows from investing activities:
Cash payments for the purchase of property	-	(107,674)	(299,072)

Cash flows from financing activities:
Bank overdraft		(338)	35,486
Capital contributed as equipment			272,376
Principal payments on notes & leases payable
Stock Issued for Conversion of NP	-	-	(240,119)
Payment of lease payable	(2,311)	(16,155)	143,325
Proceeds from issuance of stock	60,000	1,100,000	1,903,882
Proceeds from loans payable	70,563	7,543	1,569,156
Proceeds from Subscription Receivable	-	100,040	100,040
Repurchase of Common Stock	-	(1,610)	(1,610)
Receipt of APIC	-	20,000	20,000
Payment of Preferred Dividends	-	(46,338)	46,338

Net cash provided by financing activities	128,252	1,163,142	3,756,198

Net increase (decrease) in cash	(1,569)	1,669	(170,364)

Cash, beginning of year	1,669	-

Cash, end of year	$100	$1,669	$100

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$-	2,324	46,758
Cash paid during the period for Taxes	$-	$-	-
Non-Cash Items for the period	$-	$-	-

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

NOTE 4

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

June 30, 2006

Computers	42,987
Office Equipment	39,891
Furniture & Fixtures	1,465
Laboratory Equipment	643,084

Less accumulated depreciation	727,428
-327,911

399,517

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

In May 2006, the Company issued 600,000 shares valued at $66,000 to officer in lieu of salary and resulted in an immediate charge to operations.

In June 2006, the Company issued 150,000 shares valued at $16,500 to consulting services of operations and resulted in an immediate charge to operations.

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

As of June 30, 2006, there were 23,725,069 shares of our common stock issued and outstanding.

NOTE 6          GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the periods ended June 30, 2006 and 2005, the Company showed operating losses of $362,236 and $2,461,451 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $911,034 for the six months ended June 30, 2006.

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended June 30, 2006 were $180,000 compared to $40,000 for the same period last year. Gross profit increase is attributable to the continuance of two contracts that started in the second quarter for the Company’s R&D Services.  Personnel (salaries) decreased from $194,670 for the prior six month period ending June 30, 2005 to $164,200 for the six month period ending June 30, 2006. Personnel (salaries) decrease occurred because the company has streamlined operations to reflect its cash position. Professional expenses (consulting and professional fees) comparing the six month period ending June 30, 2006, to the six month period ending June 30, 2005, decreased  from $1,656,040 to $149,500 with the decrease attributable to the non-use of consultants throughout the quarter.

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

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera's integrated technology platform is the foundation for "fast-track" rDNA vaccine development. At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnne’s Disease. Both vaccine developments are in the “in Vitro” stage.  We expect to initiate experimental animal studies for Johnnes in the next 2-3 months. A longer time frame (6-8 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GES and PURIVAX TM rAD and rAAV systems.  This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24.  The cost to bring these vaccines to market is $2-5 Million from start to finish.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market.  The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays.  Using GES assays, vaccine efficacy can be measured in real time.  This means not having to wait for the antibody response to measure how well the vaccine is working.  F-PCR allows effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  The more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GES SYSTEM

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of 100 as of June 30, 2006. Accounts receivable as of June 30, 2006 was $188,062. It is estimated that it will require outside capital for the remainder of fiscal year 2006 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both.  Currently the company is in discussions with two groups to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

A.2

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

             99.1     Certification of the President and Chief Executive Officer

             99.2     Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 15th day of August, 2006.

GENETHERA, INC.

By:

/s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on August 15, 2006:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer and Director (principal executive officer)
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)
/s/ Thomas J. Slaga Thomas J. Slaga	Director

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

Date:  August 15, 2006

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

Date:  August 15, 2006

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 99.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended June 30, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:    Antonio Milici

Title:   Chief Executive Officer

Date:    August 15, 2006

Exhibit 99.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended June 30, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Tannya L Irizarry

Name:    Tannya L Irizarry

Title:   Chief Financial Officer (Interim)

Date:    August 15, 2006