Form 10QSB/A
period 2006-09-30
GENETHERA INC
filed 2007-11-09
CIK 1017110

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,121,736 Shares of $.001 par value Common Stock outstanding as of September 30, 2006 and Series A 4,600 Shares, Series B 2,250,000 shares of $.001 par value Preferred Stock outstanding as of September 30, 2006.

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

7

Notes to Consolidated Financial Statements (unaudited)

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeneThera, Inc.

Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiaries as of September 30, 2006, (unaudited) and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the nine-month periods ended September 30, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.

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

November 19, 2006

Balance Sheet  3

GeneThera, Inc. and Subsidiary

(Development stage Company)

Consolidated Balance Sheet

UNAUDITED

Assets

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)
Current Assets	$	$
Cash	7	80,131
Accounts receivable	215,562	20,000
Prepaid expenses	6,810	111,095

Total Current Assets	222,379	211,226

Property and equipment, net	727,428
Accumulated Depreciation	(346,162)
	381,266	571,852

Other Assets
Assets	-
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$608,923	$788,356

Balance Sheet 4

Liabilities and Stockholders' Equity

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2006
	(Unaudited)	(Unaudited)
Current Liabilities	$	$
Accounts payable	334,479	38,736
Accrued expenses	676,818	558,822
Leases payable, current portion	12,040	39,016
Notes payable	159,843	55,775

Total Current Liabilities	1,183,180	692,349

Long Term Liabilities
Repayment of Loan	-	128,430

Total Liabilities	1,183,180	820,779

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares
authorized; Series A 4,600 shares issued and outstanding
Series B 2,250,000 shares issued and outstanding	2,255	10
Common stock $.001 par value, 100,000,000 shares authorized;
31,121,736 shares issued and outstanding	31,123	19,268
Additional paid in capital	14,356,411	13,087,050
Subscription receivable	-	(100,040)
Deficit accumulated during development stage	(14,964,046)	(13,038,711)

Total Stockholders' Equity	(574,257)	(32,423)

Total Liabilities & Stockholders' Equity	$608,923	$788,356

Statements of Operations 5

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Operations

For The Period From October 5, 1998 (Inception) to September 30, 2006

UNAUDITED

			For the period from
	9 month period ended September 30,		October 5, 1998
	2006	2005	(inception) to
			September 30, 2006
Income	$	$	$
Sales	185,000	190,982	453,749
Research fees	-	-	188,382
Total income	185,000	190,982	642,131

Cost of sales	-	-	(30,352)

Gross profit	185,000	190,982	611,779

Expenses
Other compensation	-	-	3,283,009
Consulting	346,800	1,952,040	4,486,217
General and administrative expenses	375,105	896,696	3,143,196
Payroll expenses	222,700	469,864	1,785,079
Depreciation	58,763	11,751	384,865
Settlement expense	-	-	57,493
Impairment of long-lived asset	-	14,936	55,714
Lab expenses	39,592	53,618	294,517
Total expenses	1,042,960	3,398,906	13,490,090

Loss from operations	(857,960)	(3,207,923)	(12,878,311)

Other income (expenses)
Beneficial conversion expense	-	(367,397)	(1,987,991)
Interest expense	-	(2,324)	(46,758)
Gain on settlements	(43,200)	58,203	15,003
Other income (expenses), net	22,506	26,587	56,075

Net loss from continuing operations	(878,654)	(3,492,853)	(14,841,982)
Gain (loss) from disposal of subs			-
Loss from discontinued operations	-	-	(122,065)

Net loss	$(878,654)	$(3,492,853)	$(14,964,044)

Loss per common share	$ (0.034)	$0.25	$(0.48)
Diluted Weight Average	$-	$-	$-
Weight Average	25,797,714	-	-
Diluted Per Share	$-	$-	$-

Changes in Stockholders equity 6

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

For Period Ended September 30, 2006

UNAUDITED

								Development
								Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31,	4,600	$ 5	-	$ -	22,295,069	$ 22,296	$ 13,685,888	$ (14,085,392)	(377,203)

Shares issued to officers
in lieu of salary					90,000	$ 90	$ 12,510		12600

Shares issued to replace					40,000	$ 40	$ 7,160		7200
cancelled certificate-settlement

Shares issued for consulting services					700,000	700	87,300		88,000

Shares issued to officers					600,000	600	65,400		66,000
in lieu of salary

Share issued to officer			1,500,000	1,500			58,500		60,000

Shares issued for consulting services					5,796,667	5,797	326,003		331,800

Share issued to officer			750,000	750			29,250		30,000

Shares issued to officers
in lieu of salary					1,000,000	1,000	49,000		50,000

Shares issued for Settlement					600,000	600	35,400		36,000

Net Loss September 30, 2006								(878,654)	(878,654)

Balance September 30, 2006 (unaudited)	4,600	$ 5	2,250,000	$ 2,250	31,121,736	$ 31,123	$ 14,356,411	$ (14,964,046)	$ (574,257)

Cash Flows  7

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Cash Flow

For The Period from October 5, 1998 (Inception) to September 30, 2006

UNAUDITED

			For the period from
	9 month period ended September 30,		October 5, 1998
			(inception) to
	2006	2005	September 30, 2006

Cash flows from operating activities:	$	$	$
Net loss	(878,654)	(3,625,483)	(14,964,046)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	58,763	98,118	76,406
Compensation in exchange for common stock	591,600	2,037,692	8,482,214
Beneficial conversion feature	-	367,397	1,987,990
Loss on impairment	-	-	-
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(209,752)	(5,581)	(215,562)
Inventory	-	-	-
Prepaid expenses	3,741	38,227	(6,810)
Other assets	9,736	(9,736)	7,278
Increase in account payable
and accrued liabilites	231,147	45,567	941,442

Total adjustments	685,235	2,571,684	11,272,958

Net cash used in operating activities	(193,419)	(1,053,799)	(3,691,088)

Cash flows from investing activities:
Cash payments for the purchase of property	-	(107,674)	(299,072)

Cash flows from financing activities:
Bank overdraft		(338)	35,486
Capital contributed as equipment			272,376
Principal payments on notes & leases payable			(240,119)
Stock Issued for Conversion of NP	-	-
Payment of lease payable	(2,311)	(16,155)	143,325
Proceeds from issuance of stock	90,000	1,100,000	1,933,882
Proceeds from loans payable	104,068	7,543	1,602,661
Proceeds from Subscription Recievable	-	100,040	100,040
Repurchase of Common Stock	-	(1,610)	(1,610)
Reciept of APIC	-	20,000	20,000
Payment of Perfered Dividends	-	(46,338)	(46,338)

Net cash provided by financing activities	191,757	1,163,142	3,819,703

Net increase (decrease) in cash	(1,662)	1,669	(170,457)

Cash, beginning of year	1,669	-	-

Cash, end of year	$7	$1,669	$7

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$-	$2,324	$46,758
Cash paid during the period for Taxes	$-	$-	$-
Non-Cash Items for the period	$-	$-	$-

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
(346,162)

$381,266

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

In June 2006, the Company issued 600,000 shares valued at $66,000 to lieu of salary and resulted in an immediate charge to operations.

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

As of September 30, 2006, there were 31,121,736 shares of our common stock issued and outstanding.

Preferred Stock

On May 5, 2006, we issued 1,500,000 shares of our Series B Convertible Preferred Stock to our Chief Executive Officer, Antonio Milici, M.D., Ph.D. (“the Purchaser”), for $0.04 per share, or an aggregate of $60,000.

On September 1, 2006, we issued 750,000 shares of our Series B Convertible Preferred Stock to our Chief Administer Officer, Tannya Irizarry, (“the Purchaser”), for $0.06 per share, or an aggregate of $30,000.

As of September 30, 2006, there were 4,600 shares of our Series A, Convertible Preferred Stock (“Series A”) issued and outstanding, and 2,250,000 shares of our Series B, Convertible Preferred Stock (“Series B”) were issued and outstanding.

NOTE 6          GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the periods ended September 30, 2006 and 2005, the Company showed operating losses of $878,654 and $3,274,077 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $960,801 for the nine months ended September 30, 2006.

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

 On or about August 5, 2004, Gary Langstaff, Nick Wollner and Springloose.com, LLC sued the Company in Jefferson County District Court to gain access to corporate records and seeking an accounting, a declaratory judgment determining their status as shareholders, and alleging unpaid wages owed to Mr. Langstaff and Mr. Wollner as employees in the amounts of $60,000.00 and $18,000.00 respectively, plus costs, interest, expert fees and attorney’s fees in amounts to be determined at trial. The trial date in July was vacated, to be reset upon notice based upon the plaintiffs’ counsel’s decision to possibly call GeneThera, Inc.’s counsel as an adverse witness at trial, thereby creating a conflict of interest for defense counsel, requiring him to withdraw from representation. GeneThera, Inc. has retained other trial counsel. A new trial date was schedule for May 16-19, 2006. The plaintiffs settled with the Company on May 12, 2006. On July 20, 2006, a Fairness Hearing was scheduled in which the plaintiffs, Langstaff and Wollner, settled with GeneThera in the amount of 300,000 shares each and a $55,000 cash award for the plaintiff’s legal debt with Cage Williams Law Firm instead of the millions of shares the plaintiffs were demanding.  Currently, due to short selling of the Company’s shares, no cash award has been given to the plaintiffs; only common stock shares. GeneThera requested from the plaintiffs to sell their 600,000 shares it was given to them so they can pay their own legal fees.

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

A.2

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

             99.1     Certification of the President and Chief Executive Officer

             99.2     Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 19th day of November, 2006.

GENETHERA, INC.

By:

/s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on November 19, 2006:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer and Director (principal executive officer)
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)
/s/ Thomas J. Slaga Thomas J. Slaga	Director

EXHIBIT 31.1

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-QSB for the fiscal quarter ended  September 30,

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

Date:  November 19, 2006

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify that:

1.   I have  reviewed  this Form 10-QSB for the fiscal year ended  September 30,

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

Date:  November 19, 2006

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 99.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended September 30, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:    Antonio Milici

Title:   Chief Executive Officer

Date:    November 19, 2006

Exhibit 99.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended September 30, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Tannya L Irizarry

Name:    Tannya L Irizarry

Title:   Chief Financial Officer (Interim)

Date:    November 31, 2006