Form 10QSB
period 2007-09-30
GENETHERA INC
filed 2007-11-14
CIK 1017110

  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 12b-25

                             Commission File Number:

                           NOTIFICATION OF LATE FILING

                                  (Check One):

|_|Form 10-KSB |_|Form 20-F |_|Form 11-K [x] Form 10-QSB |_|Form N-SAR

                      For Period Ended: September 30, 2007

                       |_| Transition Report on Form 10-KSB

                       |_| Transition Report on Form 20-F

                       |_| Transition Report on Form 11-K

                       |_| Transition Report on Form 10-QSB

                       |_| Transition Report on Form N-SAR

                        For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein. If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

                         Part I - Registrant Information

GENETHERA INC.

------------------------------------

Full Name of Registrant

HAND BRAND DISTRIBUTION, INC.

------------------------------------

Former Name if Applicable

3930 YOUNGFIELD STREET

------------------------------------

Address of Principal Executive Office (Street and Number)

Wheat Ridge, CO 80033

------------------------------------

City, State and Zip Code

                        Part II - Rules 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-(b), the following should be completed. (Check box, if appropriate)

|_| (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;


[x] (b) The subject annual report, semi-annual report, transition report on Form 10-KSB, Form 20-F, 11-K or Form N- SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

|_| (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                              Part III - Narrative

State below in reasonable detail the reasons why Form 10-KSB, 20-F, 11-K, 10-QSB, N-SAR, or the transition report or portion thereof could not be file within the prescribed period.

Our Independent Auditors requested to correct the previous filings before completing our current 10Q. We filed Form 8K on November 5, 2007 stating not to rely on our previous filings due to clerical errors. We replied to comments from the SEC Division of Corporation Finance and Enforcement to clarify such clerical errors, as well.

The registrant will file the Form 10-Q Report for the nine month period ended September 30, 2007 on or before November 19, 2007.

                           Part IV - Other Information

(1) Name and telephone number of person to contact in regard to this notification.

        Tannya L. Irizarry           303       463-6371

         ---------------         ----------- ------------------

             (Name)              (Area Code) (Telephone Number)

(2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

[x] Yes |_| No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

|_| Yes [x] No

If so: attach an explanation of the anticipated change, both narrative and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

GENETHERA INC.

(Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007              By: /s/Tannya L. Irizarry

                                     -------------------------

                                     Tannya L. Irizarry

                                     Chief Financial Officer (Interim)