Form 10QSB/A
period 2007-09-30
GENETHERA INC
filed 2007-11-19
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[ X ]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

Commission File No. 000-27237

GENETHERA, INC.

(Exact name of small Business Issuer as specified in its Charter)

Florida                                                                    65-0622463

(State or Other Jurisdiction of Incorporation of Organization)         (I.R.S Employer Identification Number)

3930 Youngfield Street, Wheat Ridge CO                                      80033

(Address of principal executive offices)                                           (Zip Code)

Issuer’s telephone number, including area code:  (303) 463-46371

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subjects to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,063,627 Shares of $.001 par value Common Stock outstanding as of September 30, 2007 and Series A 4,600 Shares, and Series B 3,000,000 shares of $.001 par value Preferred Stock outstanding as of September 30, 2007.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007

Unaudited

TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm

2

Consolidated Balance Sheet September 30, 2007

3

Consolidated Statements of Operations for the Nine Months Ended

    September 30, 2007 and 2006

5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the

   Period ended September 30, 2007

6

Consolidated Statement of Cash Flows for the Nine Months Ended

    September 30, 2007 and 2006

7

Notes to Consolidated Financial Statements

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeneThera, Inc.

Wheat Ridge, Colorado

We have reviewed the accompanying consolidated balance sheet of GeneThera, Inc. and its wholly-owned subsidiaries as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the nine-month period ended September 30, 2007.  These financial statements are the responsibility of the Company’s management.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company has no established or sufficient sources of revenue, and has incurred significant losses from its operations.  This raises substantial doubt about its ability to continue as a going concern Management’s plan in regards to these matters is also described in Note 7.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JASPERS+HALL, PC

Denver, Colorado

November 16, 2007

Balance Sheet 3

GeneThera, Inc. and Subsidiary

(Development stage Company)

Consolidated Balance Sheet

Unaudited

Assets

	September 30, 2007	December 31, 2006

Current Assets	$	$
Cash	156	234
Accounts receivable - less reserve for uncollectible amount	34,067	6,800
Accounts receivable - Related Parties	28,750	17,390
Net Accounts Receivable	62,817	24,190
Prepaid expenses	2,000	1,890

Total Current Assets	64,973	26,314

Property and equipment	727,428	727,428
Accumulated Depreciation	(418,925)	(364,413)
Property and equipment, net	308,503	363,015

Other Assets
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

	$	$
Total Assets	378,754	394,607

See Accountant’s Review Report

Balance Sheet 4

Liabilities and Stockholders’ Equity

	September 30, 2007	December 31, 2006

Current Liabilities	$	$
Accounts payable	578,540	493,095
Accrued expenses	815,583	704,724
Leases payable, current portion	1,830	12,040
Notes payable	128,936	107,552
Contingency Liabilities	101,000	101,000

Total Current Liabilities	1,625,889	1,418,411

Long Term Liabilities
Repayment of Loan	-	-

Total Liabilities	1,625,889	1,418,411

Stockholders’ Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 3,000,000 shares issued and outstanding $.001 par value	3,000	2,250
Common stock $.001 par value, 100,000,000 shares authorized;
49,063,627 and 35,474,736 shares issued and outstanding	49,065	35,476
Additional paid in capital	14,970,922	14,506,428
Deficit accumulated during development stage	(16,270,127)	(15,567,963)

Total Stockholders’ Equity	(1,247,135)	(1,023,804)
	$	$
Total Liabilities & Stockholders’ Equity	378,754	394,607

See Accountant’s Review Report

Statements of Operations 5

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Operations

For The Period From October 5, 1998 (Inception) to September 30, 2007

Unaudited

					For the period from
	3 month period ended September 30,		9 month period ended September 30,		October 5, 1998
	2007	2006	2007	2006	(inception) to
					September 30, 2007
Income	$	$	$	$	$
Sales	30,000	5,000	60,000	185,000	478,749
Research fees			-	-	188,382
Total income	30,000	5,000	60,000	185,000	667,131

Cost of sales	0	0	-	-	(30,352)

Gross profit	30,000	5,000	60,000	185,000	636,779

Expenses
Other compensation	-		-	-	3,283,009
Consulting	14,404	275,300	222,765	424,800	4,806,602
General and administrative expenses	87,759	156,140	307,777	375,105	3,815,396
Payroll expenses	58,500	58,500	176,850	222,700	2,046,119
Depreciation	18,050	18,251	54,512	58,763	457,628
Settlement expense	-	-	-	-	82,625
Impairment of long-lived asset	-	-	-	-	55,714
Lab expenses	149	101	160	39,592	294,677
Total expenses	178,862	508,292	762,064	1,120,960	14,841,770

Loss from operations	(148,862)	(503,292)	(702,064)	(935,960)	(14,204,991)

Other income (expenses)
Beneficial conversion expense	-		-	-	(1,987,991)
Interest expense			-	-	(46,758)
Gain on settlements		(36,000)	-	(43,200)	58,203
Other income (expenses), net	(100)	22,506	(100)	22,506	33,475

Net loss from continuing operations	(148,962)	(516,786)	(702,164)	(956,654)	(16,148,062)
Gain (loss) from disposal of subs					-
Loss from discontinued operations			-	-	(122,065)
	$	$	$	$	$
Net loss	(148,962)	(516,786)	(702,164)	(956,654)	(16,270,124)
	$	$	$	$
Loss per common share	(0.001)	(0.020)	(0.015)	(0.040)
Diluted Weighted Average
Weighted Average Per Share	39,759,409	26,397,714	39,759,409	23,979,513
Diluted Per Share		$ -	$-	$-

See Accountant’s Review Report

Change in Stockholders equity 6

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Change in Stockholder’s Equity (Deficit)

For Period Ended September 30, 2007

Unaudited

								Development
								Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

		$		$		$	$	$
Balance December 31, 2006	4,600	5	2,250,000	2,250	35,474,736	35,476	14,506,428	(15,567,963)	(1,023,804)

Shares issued for consulting services					2,336,500	2,337	87,623		89,960
									-
Shares issued to officers
in lieu of salary					1,485,000	1,485	71,865		73,350

Shares issued for consulting services					7,912,001	7,912	255,504		263,416

Shares Sold To Officers			750,000	750			14,250		15,000
						-			-
Shares issued for consulting services					1,855,390	1,855	35,252		37,107

Net Loss September 30, 2007								(702,164)	(702,164)
		$	$	$	$	$	$	$	$
Balance September 30, 2007	4,600	5	3,000,000	3,000	49,063,627	49,065	14,970,922	(16,270,127)	(1,247,135)

See Accountant’s Review Report

Cash Flow 7

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statement of Cash Flow

For The Period from October 5, 1998 (Inception) to September 30, 2007

Unaudited

			For the period from
	9 month period ended September 30,		October 5, 1998
			(inception) to
	2007	2006	September 30, 2007

Cash flows from operating activities:	$	$	$
Net loss	(702,164)	956,654	(16,270,127)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	54,512	58,763	418,925
Bad Debt Expense	90,000		0
Compensation in exchange for common stock	463,833	669,600	8,801,495
Beneficial conversion feature	-	-	1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(117,267)	(209,752)	-34,067
Accounts receivable Related Parties	(11,360)		-28,750
Inventory	-	-	0
Prepaid expenses	(110)	3,741	-2,000
Other assets	-	9,736	5,278
Increase (Decrease) in account payable
and accrued liabilities	196,304	231,147	1,614,715

Total adjustments	675,912	763,235	12,763,586

Net cash used in operating activities	(26,252)	(193,419)	(3,506,541)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)
Total Investing	0

Cash flows from financing activities:
Bank overdraft	-	-	-
Capital contributed as equipment	-		272,376
Principal payments on notes & leases payable	(10,210)	(2,311)	(107,004)
Proceeds from issuance of stock		90,000	1,893,882
Proceeds from loans payable	21,384	104,068	1,672,754
Proceeds from Subscription Receivable	-	-	100,040
Repurchase of Common Stock	-	-	(1,610)
Receipt of APIC	-	-	20,000
Payment of Preferred Dividends	-	-	(46,338)
Sale of Preferred	15,000	-

Net cash provided by financing activities	26,174	191,757	3,804,100

Net increase (decrease) in cash	(78)	(1,662)	(1,513)

Cash, beginning of year	234	1,669	-
	$	$	$
Cash, end of year	156	7	156

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$-	$-	$47,694
Cash paid during the period for Taxes	$-	$-	80,522

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007

Unaudited

NOTE 1

PRINCIPLES OF CONSOLIDATION

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GeneThera, Inc. (Colorado).  All significant inter-company balance and transactions have been eliminated.

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and , therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements of Form 10-KSB/A as amended for the fiscal year ended December 31, 2006.

NOTE  3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, (SFAS No. 123R)  This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions.)  That cost is recognized over the period during which an employee is required to provide service in exchange for the award -  the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007

Unaudited

NOTE 3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICES – continued

Earnings per Share

Basic earning per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share equal basic EPS for all periods which a lost was incurred.

NOTE 4

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

September 30, 2007
Computers	$42,987
Office Equipment	39,891
Furniture & Fixtures	1,465
Laboratory Equipment	643,084
727,428
Less accumulated depreciation	(418,925)
$308,503

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $54,512 and $58,763 respectively.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007

Unaudited

NOTE 5

STOCKHOLDERS’ EQUITY

Common Stock

In January 2007, the Company issued 1,100,000 shares valued at $33,000 for consulting services which resulted in an immediate charge to operations.

In February 2007, the Company issued 400,000 shares valued at $16,000 for consulting services which resulted in an immediate charge to operations.

In March 2007, the Company issued 836,500 shares valued at $40,960 for consulting services which resulted in an immediate charge to operations.

In April 2007, the Company issued 1,399,706 shares valued at $59,835 for consulting services which resulted in an immediate charge to operations.

In April 2007, the Company issued 1,440,000 shares valued at $.05/share, $72,000 for lieu salary.

In May 2007, the Company issued 5,295,331 shares valued at $160,356 for consulting services which resulted in an immediate charge to operations.

In May 2007, the Company issued 45,000 shares valued at $.03/shares, $1,350 for lieu of salary.

In June 2007, the Company issued 1,216,964 shares valued at $43,225 for consulting services which resulted in an immediate charge to operations.

In July 2007, the Company issued 534,928 shares valued at $10,699 for consulting services which resulted in an immediate charge to operations.

In August 2007, the Company issued 738,438 shares valued at $14,769 for consulting services which resulted in an immediate charge to operations.

In September 2007, the Company issued 582,024 shares valued at $11,640 for consulting services which resulted in an immediate charge to operations.

As of September 30, 2007 there were 49,063,627 shares of our common stock issued and outstanding.

Preferred Stock

In April 2007, the Company issued 750,000 Preferred B shares valued at $.06/share.

As of September 30, 2007 there were 4,600 shares of our Series A, Convertible Preferred Stock (“Series A”) issued and outstanding and 3,000,000 shares of our Series B, Convertible Preferred Stock (“Series B”) were issued and outstanding.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007

Unaudited

NOTE 6

CONTINGENT LIABILITY

The Company has an outstanding Contingent liability as follows:

	2006	2005
Contingency Liability	101,000	$0
Less current portion	(0)	(0)

Total Contingency Liability	101,000	0

This liability is currently being disputed by the company. Imperial Holding is claiming that it is currently owed $101,000 from the Company. GeneThera believes it has paid this debt in full by issued shares.

NOTE 7

GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the period ended September 30, 2007 and 2006, the Company showed operation losses of $702,164 and $956,654 respectively.  The accompanying financial statements indicate that current liabilities exceed current assets by $1,560,916 as of September 30, 2007.

These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company’s viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

RESULTS OF OPERATIONS

Gross profits for the nine-month period ended September 30, 2007 were $60,000 compared to $185,000 for the same period last year. Personnel (salaries) decreased from $222,700 for the prior nine month period ending September 30, 2006 to $176,850 for the nine month period ending September 30, 2007.  Personnel (salaries) decrease occurred because the company only has two full time employees.  Professional expenses (consulting and professional fees) comparing the nine month period ending September 30, 2007, to the nine month period ending September 30, 2006, decreased from $424,800 to $222,765 with the decrease attributable to the consultants throughout the quarter.

GENETHERA PLAN OF OPERATION

Background

GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets.  Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E.coli (predominantly cattle) and Johnne’s disease (predominantly dairy cattle and bison) diagnostics are in development.

GeneThera provides genetics-based diagnostic and is currently working on vaccine solutions to meet the growing demands of today’s veterinary industry and tomorrow’s agriculture and healthcare industries.  The company is organized and operated both to continually apply its scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

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

RESEARCH AND DEVELOPMENT

We anticipate the R&D will be the source for both assay development and vaccine design/development.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  To date, we have introduced our diagnostic solution for Chronic Wasting Disease and Mad Cow Disease on a very limited basis.  We anticipate that R&D will be ongoing during the life of the Company, as this is the source for new products to be introduced to the market.  Our plan is to seek new innovations in the biotechnology field.  We cannot assure you that we will be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, that we can successfully commercialize them or earn profits from sales of those assays.  Furthermore, we cannot assure you that we will be able to design, develop, or successfully commercialize any vaccines as a result of our research and development efforts.

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

R&D SERVICES

Molecular, Cellular, Viral Biology Research, and Consulting Services.  We intend to provide independent research services to scientists in academia, the pharmaceutical industry, and the biotechnology industry.  Primarily, GeneThera’s expertise focuses on technology relevant to animal and human immunotherapy.  These services are backed by the cumulative experiences of greater than 50 years of research and development in both government and industry by GeneThera’s senior scientists.  GeneThera intends to develop a commercial-scale implementation of Adenovector Purification Process to support R&D material production.  Furthermore, GeneThera intends to evaluate and test commercially available expression vectors and incorporate them into its vector repertoire. These technologies are well established within the repertoire of GeneThera’s scientific staff.  We cannot provide any assurance, however, that we will be able to successfully offer these services or that, if offered, we can provide them profitably.

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

Gene Therapy Testing Services. GeneThera offers GLP testing programs for somatic cell, viral and naked DNA-based gene therapies.  Our scientists have over eight years experience in providing fully integrated bio-safety testing programs for the cell and gene therapy fields and have support a number of successful BLA and IND applications.  To date, the Company has not generated any revenues with regard to these services, and there is no assurance that we will generate any revenue from such services.

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

GeneThera is currently seeking contracts for these services and is in the final negotiation stage with a publicly trade company to perform these services on an annual basis.  There is no assurance that any contracts will be signed or that the company will generate significant revenues or profits from any such contracts.

BUSINESS MODEL

Summary  GeneThera’s animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAX, its system for analyzing large-scale DNA sequencing.  The first part of this platform is the ongoing development of molecular diagnostic assays solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today – all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America.  The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003.  GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but which has been in Europe for many years.  The Field Collection Systems are available for purchase from the Company.  Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE).  Diagnostic assays for E.coli 0157:H7 and Johnne’s Disease are in the final stages of development.

The Company, through GeneThera, is also developing vaccines for Chronic Wasting Disease and E.coli 0157:H7.  The Company will need the approval of the USDA before the vaccines can be manufactured or sold.  The approval process for animal vaccines is time-consuming and expensive.  We anticipate that such approval, if it is obtained, may require more than $5 million and may require more than two years for each vaccine for which approval is sought.  Currently we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all.  In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera’s integrated technology platform is the foundation for “fast-track” rDNA vaccine development.  At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnnes disease.  Both vaccine developments are in the “in Vitro” stage.  We expect to initiate experimental animal studies for Johnnes in the next 2-3 months.  A longer time frame (6-8 months) will be needed to initiate experimental animal studies for TSE.  ITP is the assembly of GES and PURIVAX rAD and rAAV systems.  This integrated technology platform yields fast-track vaccine development Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24.  The cost to bring these vaccines to market is $2-5 Million from start to finish.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market.  The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays.  Using GES, vaccine efficacy can be measured in real time.  This means not having to wait for the antibody response to measure how well the vaccine is working.  F-PCR allows effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  The more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GENE EXPRESSION SYSTEM

GES is a proprietary assay development system.  GES was developed in 2001.  To date the system has been used to develop our TSE molecular assay.  GES is a gene expression system to be used solely in our laboratory.  The core of GES is Fluorogenic Polymerase Chain Reaction technology (F-PCR).  GeneThera solves the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept.  Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are fully integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and no post-PCR manipulation.  GES is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR).  To perform GES, specific laboratory equipment  is needed.  This involves some substantial initial costs to set up the laboratory operations.  However, the use of F-PCR represents a great advantage over other available systems because of its greater sensitivity, speed and accuracy.

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

2. High background due to non-specific binding of antibodies and /or culture contamination;

3. Sample preparation and storage creates artifacts; and

4. Long cumbersome protocols necessary to perform these tests.

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

PURIVAX TECHNOLOGY

GeneThera has developed a large-scale process for highly purified and high viral titer Adenovirus and AAV recombinant vectors.  This technology enables GeneThera to develop Adenovirus and AAV based recombinant DNA vaccines for veterinary diseases and food pathogens.

GeneThera’s PURIVAX is a multi-resin anion exchange chromatography system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors.  PURIVAX is intended to completely eliminate toxic side effects associated with adenoviruses and AAV vectors, thereby making it possible to possible to develop highly immunogenic and safe recombinant DNA vaccines.  Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful tool for an innovative vaccine design process known as “genetic immunization.”

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

This is the significance of GeneThera’s PURIVAX , rAD and rAAV system for rDNA vaccine development.  Succinctly stated, it is designed to be able to achieve both high purity and high viral titer (up to 10e16 viral particles/eulate) based on its proprietary multi-resin anion exchange chromatography system.  GeneThera believes that biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.

LIQUIDITY AND CAPITAL RESOURES

The Company had a cash balance of $156 as of September 30, 2007.  Accounts receivable as of September 30, 2007 was $62,817.  It is estimated that it will require outside capital for the remainder of fiscal year 2007 for the commercialization of GeneThera’s molecular assays as well as the development of their therapeutic vaccines.  The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully.  We will require significant additional funding in order to achieve our business plan.

Our longer-term working capital and capital requirements will depend upon numerous factors, including revenue and profit generation, pre-clinical studies and clinical trials, the timing and cost of obtaining regulatory approvals, the cost of filling, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market development, collaborative arrangements.  Additional capital will be required in order to attain such goals.  Such additional funds may not become available on acceptable terms and we cannot give any assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-QSB, including the Management’s Discussion and Analysis or Plan of Operation, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended.  These forward-looking statements are subjects to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements.  You should not unduly rely on these statements.  Forward-looking statements involve assumptions and describe our plans, strategies, and expectations.  You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plan,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” and similar words and variations thereof.  This report contains forward-looking statements that address, among other things.

*our financing plans,

*regulatory environments in which we operate or plan to operate, and

*trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements (“Cautionary Statements”) include, among others,

*our ability to raise capital,

*our ability to execute our business strategy in a very competitive environment,

*our degree of financial leverage,

*risks associated with our acquiring and integrating companies into our own,

*risks relating to rapidly developing technology,

*regulatory considerations,

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

ITEM 3 CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

Item 1 Legal Proceedings

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney’s fees in amount to be determined at trial.

Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim.  Plaintiff’s claims in quantum meruit and for unjust enrichment were dismissed.  The court also dismissed defendant GeneThera, Inc.’s claim of aiding and abetting a breach of fiduciary duty by third party.  Entry of judgment was entered in favor of the plaintiff of approximately $49,000.00.  On February 9, 2006, the Company appealed this judgment and is waiting for the Appeals Committee’s decision.  On July 24, 2007, the Court of Appeals decided that the trial court judgment should stand; although, the Court of Appeals recognized that lack of good legal counsel affected the outcome.  They ordered that the case be sent back to the trial courts so the Sisu Media can obtain an additional award of attorney’s fees and costs against GeneThera, Inc. for the money it spent on the appeal of the matter.

On October 11, 2006, MAG capital, a California Limited Liability Company (Mercator Momentum III, LP; Mercator Momentum Fund LP; Monarch Pointe Fund, Ltd; a British Virgin Island Corporation), filed in the Superior Court State Complaint against GeneThera et al. for breach of written contract.  The Company retained legal counsel from Mark A. Shoemaker, Located in Long Beach, CA.  The Company filed a Form RW from the SEC requesting to withdraw the line of credit, which was granted on April 13, 2007.

On November 16, 2006, the Company filed a Cross-Complaint for Declaratory Relief, Breach of Implied Covenant of Good Faith and Fair Dealing, Negligent Misrepresentation, Fraud, and Negligence against the Plaintiffs.  At this time, no new date is set for trial.  However, on September 19, 2007, GeneThera filed a lawsuit against MAG Capital and Troy & Gould, the plaintiff’s law firm for interfering with client attorney privileges.

Since September 4, 2007, the Company has been investigating the felony theft of stock certificates and company property. The total number of shares is not known at this time

On October 8, 2007, the Company learned that the Florida Charter had expired.  Currently, the Company is pursuing the restatement of our charter in the State of Florida.

Item 2

Changes in Securities

None

Item 3

Defaults upon Senior Securities

No defaults upon senior securities.

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of September 30, 2007.

Item 5

Other Information

None

Item 6

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

99.1

Certification of the President and Chief Executive Officer

99.2

Certification of the Chief Financial Officer

Signatures

Pursuant to the requirement of the Securities Act of 1933 the Registrant has duly caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Wheat Ridge, Colorado on this 16th day of November, 2007.

                                                                                                     GENETHERA, INC.

                                                                                                     By:     /s/ Antonio Milici

                                                                                                      Name: Antonio Milici

                                                                                                      Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicted on November 16, 2007.

Signature                                                              Title(s)

/s/ Antonio Milici                                                  President, Chief Executive Officer and Director

Antonio Milici                                                       (principal executive officer)

/s/ Tannya L. Irizarry                                            Chief Financial Officer (Interim)

Tannya L. Irizarry

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

Date:  November 16, 2007

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

Date:  November 16, 2007

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 99.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended September 30, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:    Antonio Milici

Title:   Chief Executive Officer

Date:    November 16, 2007

Exhibit 99.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of GeneThera, Inc. for the quarterly period ended September 30, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Tannya L Irizarry

Name:    Tannya L Irizarry

Title:   Chief Financial Officer (Interim)

Date:    November 16, 2007