Form 10KSB/A
period 2005-12-31
GENETHERA INC
filed 2007-11-30
CIK 1017110

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

EXPLANATORY NOTE

GeneThera, Inc. (“the Company”) restated the financial statements contained in the Company’s 10-KSB for year ended December 31, 2005. The Annual Report on Form 10-KSB for the year ended December 31, 2005 was initially filed with the Securities and Exchange Commission (“SEC”) on April 17, 2006 (the “Originally Filed 10-KSB”) and included an incomplete EDGAR draft. The first amendment filed on August 1, 2006 included old language in this explanatory note.

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

We have not generated significant operating revenues, and as of December 31, 2005 we had incurred a cumulative net loss from inception of $14,039,054.   Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2005.  For the years ended December 31, 2005 and 2004, our operating losses were $3,625,483 and $5,797,736 respectively.  Our current liabilities exceeded current assets by $832,246 and $793,573 for the years ended December 31, 2005 and 2004, respectively.

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

The Company terminated its Investor Relations arrangement with The Regency Group in February 2006.

RESULTS OF OPERATIONS

Fiscal Year Ending December 31, 2005 Compared to Fiscal Year Ending December 31, 2004

Personnel and professional expenses (consulting and professional fees and salaries) increased to $2,421,904 for the fiscal year ending December 31, 2005 from $1,654,650 for the year ending December 31, 2004. Consulting in return for equity made up the majority of this expense. Comparing the year ended December 31, 2005 to the year ended December 31, 2004, expenses decreased to $3,547,018 from $4,520,755.

We recorded a net loss of $3,625,483 for the year ended December 31, 2005 compared to $5,797,736 for the year ended December 31, 2004.

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

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued in May 2003.  This statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. It requires that many financial instruments previously classified as equity now be classified as a liability (or an asset in some circumstances).  These financial instruments are as follows: a financial instrument issued in the form of shares that is mandatory redeemable — that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur; a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:  a) a fixed monetary amount known at inception, for example, a payable settle able with a variable number of equity shares; b) variations in something other than the fair value of equity shares, for example, a financial instrument indexed to the S&P 500 and settle able with a variable number of equity shares; c) variations inversely related to changes in the fair value of equity shares, for example, a written put option that could be net share settled. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an effect on our operating results, financial position, or liquidity.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement 128,” Issue 03-6 requires the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends of the company.  This change in computational methods had no impact on earnings per share for any period in fiscal 2004 or any prior period.  However, this change is likely to impact earnings per share in fiscal 2005 as our Series A Preferred Stock contains a mandatory monthly dividend.

In September 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires that all issued securities that have embedded conversion features that are contingently exercisable upon the occurrence of a market-price condition be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met.  EITF 04-8 is effective in the periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. We do not anticipate that the adoption of EITF 04-8 will impact our earnings per share.

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

We are also developing vaccines for Chronic Wasting Disease and Johnne’s Disease.  The Company will need the approval of the USDA before the vaccines can be manufactured or sold.  The approval process for animal vaccines is time-consuming and expensive.  We anticipate that such approval, if it is obtained, may require more than $5 million and may require more than two years for each vaccine for which approval is sought.  Currently we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all.  In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

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

Both vaccine developments are in the “in vitro” stage.  We expect to initiate experimental animal studies for Johnne’s disease in the next 12 months.  A longer time frame (24 months) will be needed to initiate experimental animal studies for TSE. ITP is the assembly of GEA TM and PURIVAX TM rAD and rAAV systems.  This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 4 to 6 months versus the current standard of 18 to 24.  We estimate that the cost to bring these vaccines to market is $2-5 million.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to overcome the government regulations involved in bringing such a product to market.  The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GES assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GES SYSTEM

GES is a proprietary assay development system. GES was developed in 2001. To date the system has been used to develop our TSE molecular assay. GES is a gene expression system to be used solely in our laboratory and will not be marketed for commercial sale. The core of GES is Fluorogenic Polymerase Chain Reaction technology (F-PCR).  GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept.  Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and no post-PCR manipulation. GES is a molecular genetic base system that utilizes fluorogenic polymerase chain reaction (F-PCR). Fluorogenic PCR (F-PCR) is a 5’ nuclease assay based on a sequence specific hybridization between a nucleic acid target and a fluorogenic probe complementary to the target sequence.  The probe consists of an oligonucleotide with a reporter and quencher dye attached.  Due to the unique design of the fluorogenic probe the 5’-3’ nuclease activity of the Taq Polymerase allows direct detection of PCR products by the release of the fluorogenic reporter during PCR.  The reporter and the quencher dye are linked to the 5’ and 3’ end of the probe.  A fluorescent reporter dye such as FAM (6-carboxyfluorescein) is covalently linked to the 5’ end of the oligonucleotide.  Each of the reporters is quenched by TAMRA (carboxytetramethylrhodamine) attached via linker arm that is typically located at the 3’ end of the probe.  When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence.  During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site.  The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region hybridizes to the target.  The Taq Polymerase does not cleave free probe.  After cleavage, the shortened probe dissociates from the target and the polymerization of the strand continues.  This process occurs in every cycle and does not interfere with the exponential accumulation of the product.  The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated.  The specificity of this 5’ nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur.  Thus the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR.  No signal is generated by non-specific amplification.

To perform GES, specific laboratory equipment is needed. This involves some substantial initial costs to set up the laboratory operations.  We have performed this substantial set up and are fully operational to perform GES. We currently have all the specific equipment necessary to further development.  However, the use of F-PCR represents a great advantage over other available systems because of its greater sensitivity, speed and accuracy.

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

EMPLOYEES

As of December 31, 2005, we had a total of four (4) full-time employees who devote substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D, to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2007.  In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annum plus bonuses as may be determined by the Board of Directors in its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2007.  Ms Irizarry’s base salary is $90,000 per annum.  There are no employee issues at this time.

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

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM

OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2005

TABLE OF CONTENTS

Page No.

Independent Registered Public Accounting Firm’s Report

2

Consolidated Balance Sheets – December 31, 2005 and 2004

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

10

Notes to Consolidated Financial Statements

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeneThera, Inc., and Subsidiaries

Wheat Ridge, Colorado

We have audited the accompanying consolidated balance sheet of GeneThera, Inc. (a development stage company) and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then  ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has no established or sufficient sources of revenue, and has incurred significant losses from its operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 11.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

May 22, 2006

Denver, CO.

Balance Sheet - 4

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005 AND 2004

Assets
	2005	2004
		(Restated)
Current assets
Cash	$1,669	-
Accounts Receivable	5,810	229
Prepaid expenses	10,551	48,778

Total current assets	18,030	49,007

Property and equipment	727,428	773,477
Less Accumulated Depreciation	(287,399)	(204,653)
Property and equipment, net	440,029	568,824

Other assets	15,014	5,278

Total Assets	$473,073	$623,109

Balance Sheet – 5

Liabilities and Stockholders' Deficit
	2005	2004
		(Restated)
Current liabilities
Bank Overdraft	$-	$338
Accounts payable	190,229	77,882
Accrued expenses	589,921	656,701
Leases payable	9,450	30,506
Notes payable	55,775	58,153
Convertible Notes	-	19,000

Total Current Liabilities	845,375	842,580

Long Term Liabilities	4,901	128,430

Total Liabilities	850,276	971,010

Stockholders' deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
4,600 and no shares issued and outstanding	5	-
Common stock $.001 par value, authorized 100,000,000 shares;
22,295,069 and 18,732,534 issued and outstanding
at December 31, 2005 and 2004 respectively	22,296	18,733
Additional paid in capital	13,685,888	10,146,977
Subscription receivable	-	(100,040)
Deficit accumulated during development stage	(14,085,392)	(10,413,571)

Total Stockholders' Deficit	(377,203)	(347,901)

Total Liabilities & Stockholders' Deficit	$473,073	$623,109

Stmt of Operations - 6

			For the period from
	Year Ended December 31,		October 5, 1998
	2005	2004	(inception) to
		(Restated)	December 31, 2005
Income
Contract revenues	$190,982	$155	$268,749	77,767.00
Research fees	-	-	188,382	188,382.00
Total income	190,982	155	457,131	266,149.00

Cost of sales	-	-	(30,352)	(30,352.00)

Gross profit	190,982	155	426,779	235,797.00

Expenses
Other compensation	-	2,119,009	3,283,009	3,283,008.50
Consulting	1,952,040	1,471,160	4,139,417	2,187,377.00
General and admin expenses	973,376	466,082	2,768,091	1,354,225.00
Payroll expenses	469,864	254,316	1,562,379	1,092,515.00
Depreciation	98,118	73,751	326,102	227,984.00
Settlement expense	-	57,493	57,493	57,493.42
Impairment of long-lived asset	-	-	55,714	55,714.00
Lab expenses	53,618	23,245	254,925	201,307.00

Total expenses	3,547,016	4,465,056	12,447,130	8,459,623.92

Loss from operations	(3,356,034)	(4,464,901)	(12,020,350)	(8,223,827)

Other income (expenses)
Beneficial conversion expense	(367,397)	(1,301,373)	(1,987,991)	(1,620,594.00)
Interest expense	(2,324)	(3,828)	(46,758)	(44,434.00)
Gain on settlements	58,203	-	58,203	-
Other income (expenses), net	42,069	28,065	33,569	(8,500.00)

Net loss from continuing operations	(3,625,483)	(5,742,037)	(13,963,327)	(9,897,354.92)

Loss from discontinued operations	-	-	(122,065)	(122,065.00)

Net loss	$(3,625,483)	$(5,742,037)	$(14,085,392)	(10,019,419.92)

Loss per common share	$(0.17)	$(0.45)	(1)	0.553004803
Diluted Weight Average	$-	$-	-
Weight Average	20,978,467	12,634,142	-
Diluted Per Share	$(0.16)	$(0.32)	-

Stmt of Changes in Stockholders – 7

							Development
							Stage
	Preferred Stock		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2003	-	$ -	4,743,502	$ 4,743	$ 3,890,812	$ -	$ (4,671,534)	$ (775,979)

Shares issued in exchange for convertible notes payable	-	-	1,434,409	1,434	1,103,179	-	-	1,104,613

Shares issued for consulting and legal services	-	-	698,805	699	1,126,164	-	-	1,126,863

Beneficial conversion feature	-	-	-	-	1,301,373	-	-	1,301,373

Shares issued to founder for completion of reverse merger	-	-	7,725,000	7,725	(7,725)	-	-	-

Shares issued to founder for compensation	-	-	1,473,339	1,474	2,117,535	-	-	2,119,009

Warrants exercised	-	-	2,382,979	2,383	235,915	-	-	238,298

Shares issued to officer	-	-	100,000	100	129,900	-	-	130,000

Shares issued for cash and subscription agreement	-	-	175,000	175	249,825	(100,040)	-	149,960

Net loss for the year 2004	-	-	-	-	-	-	(5,742,037)	(5,742,037)

Balance December 31, 2004	-	-	18,732,534	18,733	10,146,977	(100,040)	(10,413,571)	(347,901)

Shares issued in exchange for convertible notes payable	-	-	19,000	19	18,981	-	-	19,000

Shares issued for consulting services	-	-	2,050,000	2,050	1,965,952	-	-	1,968,002

Shares issued to officers	-	-	90,000	90	73,260	-	-	73,350

Cancillation of Previously issued consulting shares	-	-	(15,204)	(15)	(15,945)	-	-	(15,960)

Beneficial conversion feature	-	-	-	-	367,397	-	-	367,397

Preferred stock issued	11,000	11	-	-	1,099,989	-	-	1,100,000

Preferred dividends paid	-	-	-	-	-	-	(46,338)	(46,338)

Repurchase of Common stock	-	-	(1,400)	(1)	(1,609)	-	-	(1,610)

Shares issued upon conversion of Preferred Shares	(1,400)	(1)	318,182	318	(317)	-	-	-

Additional Paid in capital- related party - note payment	-	-	-	-	20,000	-	-	20,000

Shares issued to employees	-	-	15,000	15	12,285	-	-	12,300

Shares issued upon conversion of Preferred Shares	(5,000)	(5)	1,086,957	1,087	(1,082)	-	-	-

Satisfaction of Subscription Receivable	-	-	-	-	-	100,040	-	100,040

Net loss for the year 2005	-	-	-	-	-	-	(3,625,483)	(3,625,483)

Balance December 31, 2005	4,600	$ 5	22,295,069	$ 22,296	$ 13,685,888	$ -	$ (14,085,392)	$ (377,203)

Stmt of Cash Flows – 8

		For the period from
Year ended December 31,		October 5, 1998
	Restated	(inception) to
2005	2004	December 31, 2005
					2003

(3,625,483)	(5,742,037)	(14,085,392)	(4,785,076)		(10,459,909)

98,118	73,751	17,643	161,727		(80,475)
2,037,692	3,614,172	7,890,614	2,238,750		5,852,922
367,397	1,301,372	1,987,990	319,221		1,620,593

(5,581)	(229)	(5,810)	-		(229)
-	-	-	-		-
38,227	(48,778)	(10,551)			(48,778)
(9,736)	1,000	(2,458)	36,748		7,278
45,567	(34,926)	710,295	769,626		664,728

2,571,684	4,906,362	10,587,723	3,490,586		8,016,037

(1,053,799)	(835,675)	(3,497,669)	(1,294,490)		(2,402,907)

(107,674)	(156,329)	(299,072)	(35,069)		(191,398)

(338)	338	35,486			35,824
		272,376	272,376		272,376
	(6,822)	(240,119)	(70,815)		(240,119)
-	836,737
(16,155)	11,791	145,636			161,791
1,100,000	149,960	1,843,882	443,962		743,882
7,543	-	1,498,593	648,550		1,491,050
100,040	-	100,040
(1,610)	-	(1,610)
20,000	-	20,000
(46,338)	-	(46,338)

1,163,142	992,004	3,627,946	1,329,559		2,464,804
			-
1,669	-	(168,795)	230	7172	(129,501)
			-
-	-	-			-

$1,669	$-	$1,669			$(0)
			-

$2,324	$3,828	$46,758	44,434
$-	$-	$-
$-	$-	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2005

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets , an amendment to Accounting Principles Board Opinion No. 29, Accounting for Non-monetary Transactions is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to changes significantly as a result of the exchange.  The provisions of SFAS No. 153 will become effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005.  The Company has not yet determined the impact of adopting this standard.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”).  SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements.  This Statement eliminates the ability to account for share-based compensation transactions using the Accounting Principles Board Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value method.  SFAS No. 123(R) will be effective for the Company’s annual report for the period ending December 31, 2005.

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

NOTE 2

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consisted of the following:

2005

  2004

Office Equipment	$84,344	45,002
Lab Equipment	643,084	728475
Less Accumulated Depreciation	-287,399	-204,653
	440,029	568,824

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

The Company’s property under capital leases is included in property and equipment (See Note 2) and is summarized as follows:

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 3  LEASE OBLIGATIONS - continued

Capital Lease - continued

                                                                                                                2005

        2004

Laboratory Equipment

$31,574

$     183,212

Computer

     2,672

       2,672

34,246

185,884

Less:  Accumulated depreciation

    (19,895)

     (11,396)

Net assets under capital leases

$14,351

$    174,488

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2005 were as follows:

Operating

      Capital

   Leases

    Leases

2006

 63,217

 9,450

2007

 63,217

4,901

2008

63,217

0

2009

              0

    0

2010 and thereafter

0

0

$ 189,651

   0

Less amount representing interest

   0

Present value of minimum lease payments

9,450

Less current portion

   (0)

Long-term portion of capital lease payable

$ 4,901

Total interest expense, including late fees, under capital leases was $2,324 and $3,828 for the years ended December 31, 2005 and 2004, respectively.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELPOMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2005

NOTE 4

LOAN PAYABLE - continued

The Company has an outstanding loan payable to a related party as follows:

            2005

        2004

Loan payable with no interest, due on demand, unsecured	$0	$20,000
Less current portion	$0	-20,000
Total long-term loan payable- related party	$0	$0

There was no interest expense related to this obligation for the years ended December 31, 2005 and 2004. The loan was contributed to additional paid in capital in 2005.

NOTE 5

NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2005 and 2004 as follows:

            2005

        2004

Various notes payable with interest rates ranging from 0% to 14; various terms; secured by equipment and personal guarantees.	$55,775	$186,582
Less current portion:	($55,775)	($68,153)

Total long-term notes payable	$0	$118,429

Total Interest expenses for these obligations for the year ended December 31,2005 and 2004 was $0 and $5,136, respectively.

NOTE 6

CONVERTIBLE NOTES PAYABLE

The Company has outstanding convertible notes payable at December 31, 2005 and 2004 as follows: Convertible note payable to an individual, with interest at 12%; due July 8, 2004; convertible into shares of common stock at a price of $1.00 per share

2005 0	2004 17,000

..

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 6

CONVERTIBLE NOTES PAYABLE - continued

            2005

        2004

A convertible note payable to an individual, with interest at 8%; due February 15, 2005 convertible into shares of common stock at a price of $1.00 per share.
	0	2,000
	0	19,000
Less: Current Portion	(0)	(19,000)
Total Long- Term Convertible Notes Payable	0	$0

Interest expense for these obligations for the years ended December 31, 2005 and 2004 was $0 and $1,614, respectively.

NOTE 7

STOCKHOLDERS’ EQUITY (DEFICIT)

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

DECEMBER 31, 2005

NOTE 7

STOCKHOLDERS’ EQUITY (DEFICIT) - continued

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

On November 15, 2003, the Company issued 600,000 shares of common stock valued at $1,164,000 as “officer incentive” to an officer of the Company following a resolution of the board of directors.  Accordingly, salary expense of $1,164,000 was charged to operations.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 7

STOCKHOLDERS’ EQUITY (DEFICIT) - continued

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

DECEMBER 31, 2005

NOTE 7

STOCKHOLDERS’ EQUITY (DEFICIT) - continued

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

Preferred Stock shall be convertible into Common Stock any time at the holder’s sole discretion in part or in whole by dividing the Purchase Price per Share by a price (the “Conversion Price”) equal to 110% of the Market Value on the Closing Date.  “Market Value” on any given date shall be defined as the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 immediately preceding trading days.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 7

STOCKHOLDERS’ EQUITY (DEFICIT) – continued

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

The Company has a federal net operating loss carry forward at December 31, 2005 and 2004 of approximately $14,085,392 and $10,413,571, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2025.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income ..

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

    2005

  2004

Consulting

        $

240,000                    $    240,000

Salaries

143,714

164,714

Lease expense

  63,217                            50,703

Depreciation

               11,751

  66,551

Lab expenses

   53,618

   58,600

Totals

        $    512,300

       $     541,299

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

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 13    ACQUISITION OF VDx, INC.

On September 20, 2004 the Company acquired 100% of the equity interests of VDx, Inc. (VDx).  The income and expenses for VDx from the period September 20, 2004 through December 31, 2004 are included in the consolidated statements of operations.  VDx is a corporation organized under the laws of the state of Wisconsin and is a manufacturer and distributor of veterinary diagnostic equipment and tests. VDx currently markets and sells specialized tests for bovine IgG, NEFA for the dairy industry, and Equine IgG. VDx has already made a significant impact within the dairy cattle industry with their NEFA test and nutritional supplement program to maximize output for the dairy farmer. The NEFA test offers farmers the ability to test the health and nutrition of their cattle before giving birth and also test the health of the new calves once born. Future milk output from dairy cattle is directly affected by the nutrition just prior to calving.  By acquiring VDx, the Company was granted an exclusive license for the above named tests, which will enable the Company to generate revenues and increase its penetration into the dairy cattle industry in order to market its future Johnne’s test and vaccine.

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

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 14 RESTATEMENT - continued

	Shares of	Additional	Accumulated
	Common Stock	Paid-in-Capital	Deficit
As reported December 31, 2003 - After restated	4,796,478	3,998,810	(4,785,076)

Adjustments
Cancelled Shares	(100,000)	(99,900)	100,000
Cancelled Shares	(3,134)	(3,131)	3,134
Adjustment to Shareholder Equity	49,658	(4,966)	4,916

As restated December 31, 2003	4,743,002	3,890,813	(4,677,026)

As reported December 31, 2004	19,007,534	10,330,920	10,658,980

Adjustments
Cancelled Shares of VDX	(375,000)	(313,843)	(314,218)
Share issued to Board member	100,000	129,900	130,000

As restated December 31, 2004	18,732,534	10,146,977	10,474,762

Net Income
Restated December 31, 2004	(5,755,754)

Adjustments
VDx Adjustment	143,717
Bonus for Board member Stock	(130,000)

New restated December 31,2004	(5,742,037)

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

The following table summarizes compensation earned in each of the last three fiscal years by the named officers.

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	All Other Annual Compensation (3)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	All Other Compensation ($)
Antonio Milici M.D. PhD., Chief Executive Officer	2005 2004 2003	$144,000 $144,000(1) $144,000 (2)	-- -- --	-- -- --	-- -- --	300,000 (4) -- --	-- -- --

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

(1)  Includes both “in-the-money” and “out-of-the-money” options.  “In-the-money” options are options with exercise prices below the market price of the Company’s common stock at December 30, 2005.

(2)  Value is based on the fair market value of the Company’s common stock at December 31, 2005 ($.10) with respect to in-the-money options, minus the exercise price of the options.

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

No director received compensation for his services to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of December 31, 2005, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 3930 Youngfield Street, Wheat Ridge, CO  80033.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Five Percent Shareholders:
0711005 BC Ltd. Marketing Group 565 Stevens Dr. West Vancouver, BC, Canada V7S 1E1	1,375,000 (2)	6.2%
Directors and Executive Officers:
Dr. Antonio Milici (3)	11,043,339	49.5%
Tannya L Irizarry	660,000	3.0%
All Directors and Executive Officers as a Group (2 persons) :	11,703,339	58.7%

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of November, 2007.

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

Signature

Title                               Date

- ---------

-----                                  ----

/s/ Antonio Milici

President                       November 29, 2007

Antonio Milici, M.D., Ph.D.

Director

/s/ Tannya L Irizarry

Chief Financial             November 29, 2007

Tannya L Irizarry

Officer (Interim)

/s/ Dr. Thomas Slaga

Director                        November 29, 2007

Dr. Thomas Slaga

EXHIBIT 31.1

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-KSB/A for the fiscal year ended December 31, 2005 of GeneThera, Inc.;

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

Date:  November 29, 2007

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify that:

1.   I have reviewed this Form 10-KSB/A for the fiscal year ended December 31, 2005 of GeneThera, Inc.;

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

Date:  November 29, 2007

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

                       PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, M.D., Ph.D., President and Chief Executive Officer of GeneThera, Inc. (the "Company"), do hereby certify to the best of my knowledge and belief that:

     (1)  The Company’s annual report on Form 10-KSB/A  for the year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 29, 2007

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

                       PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Tannya L Irizarry, Chief Financial Officer of GeneThera, Inc. (the “Company”), do hereby that to the best of my knowledge and belief that:

     (1)  The Company’s annual report on Form 10-KSB/A  for the year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 29, 2007

By: /s/ Tannya L Irizarry

- ---------------------------

Tannya L Irizarry

Chief Financial Officer (Interim)