Form 10-K
period 2007-12-31
GENETHERA INC
filed 2008-04-16
CIK 1017110

GENETHERA, INC.

AND SUBSIDIARY

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD FROM

OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2007

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM

OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2007

TABLE OF CONTENTS

Page No.

Independent Registered Public Accounting Firm’s Report

2

Consolidated Balance Sheets – December 31, 2007 and 2006

4

Consolidated Statements of Operations for the

Period from October 5, 1998 (Inception) to December 31, 2007

6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the

Period from October 5, 1998 (Inception) to December 31, 2007

7

Consolidated Statements of Cash Flows for the

Period from October 5, 1998 (Inception) to December 31, 2007

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

Jaspers + Hall, PC

April 15, 2008

Denver, CO

Balance Sheet -

		2007	2007	2007
		Quickbooks - CO	Quickbooks - FL	Quickbooks Total	Notes
Income
	#
Sales		$ 97,900	$ -	$ 97,900
Research fees			-	$ -
Total income		97,900		97,900

Cost of sales			-	$ -

Gross profit		97,900	-	97,900

Expenses
Other compensation			-	-
Consulting		-	236,757	236,757
General and administrative expenses		345,634	570	346,204
Payroll expenses		234,000	1,350	235,350
Depreciation and amortization		72,451	-	72,451
Dividend Payment		-	15,980	15,980
Impairment of long-lived asset		-	-	-
Lab expenses		223	-	223
Total expenses		652,308	254,657	906,965

Loss from operations		(554,408)	(254,657)	(809,065)

Other income (expenses)
Beneficial conversion expense		-	-	-
Interest expense		-	-	-
Gain on settlements			-	-
Other income (expenses), net		100	-	100

Net loss from continuing operations		(554,308)	(254,657)	(808,965)

Loss from discontinued operations			-	-
Loss from disposal of discontinued operations		-	-	-

Net loss		$ (554,308)	$ (254,657)	$ (808,965)

Stmt of Operations

			For the period from
	Year End December 31,		October 5, 1998		12/31/2003	31-Dec
	2007	2006	(inception) to
			December 31, 2007
Income
Sales	$ 97,900	$ 150,000	$ 516,649	418,749.00	197,057	34346.79
Research fees	-	-	188,382	188,382.00	188,382
Total income	97,900	150,000	705,031	607,131.00	385,439

Cost of sales	-	-	(30,352)	(30,352.00)	(64,099)	-18949

Gross profit	97,900	150,000	674,679	576,779.00	321,340

Expenses
Other compensation	-	-	3,283,009	3,283,009.00	1,164,000
Consulting	236,757	444,420	4,820,594	4,583,837.00	824,384
General and administrative expenses	346,204	739,529	3,853,823	3,507,619.00	1,087,668
Payroll expenses	235,350	306,890	2,104,619	1,869,269.00	864,639
Depreciation	72,451	77,014	475,567	403,116.00	161,727
Settlement expense		25,132	82,625	82,625.00
Dividend Payment	15,980		15,980	-
Lab expenses	223	39,592	294,740	294,517.00	178,082
Total expenses	906,965	1,632,578	14,986,671	14,079,706.00	4,280,500

Loss from operations	(809,065)	(1,482,577)	(14,311,992)	(13,502,927.00)	(3,959,160)

Other income (expenses)
Beneficial conversion expense	-	-	(1,987,991)	(1,987,991.00)	(319,221)
Interest expense	-	-	(46,758)	(46,758.00)	(40,606)
Gain on settlements	-	-	58,203	58,203.00
Other income (expenses), net	100	6	33,675	33,575.00	(36,565)

Net loss	$ (808,965)	$ (1,482,570)	$ (16,376,928)	(15,567,963)	$(4,468,578)

Loss per common share	$ (0.016)	$ (0.065)	$ (0.46)	-1
Diluted Weight Average	$ -	$ -	$ -
Weight Average	50,475,480	22,923,273	-
Diluted Per Share	$ -	$ 0.065	$ -

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2004	-	$ -	-	$ -	18,732,534	$ 18,733	$ 10,146,977	$ (100,040)	$ (10,413,571)	(347,901)

Shares issued in exchange for convertible notes payable					19,000	19	18,981			19,000

Shares issued for consulting services					2,050,000	2,050	1,965,952			1,968,002

Shares issued to officers					90,000	90	73,260			73,350

Cancillation of Previously issued consulting shares					(15,204)	(15)	(15,945)			(15,960)

Beneficial conversion feature							367,397			367,397

Preferred stock issued	11,000	11					1,099,989			1,100,000

Preferred dividends paid									(46,338)	(46,338)

Repurchase of Common stock					(1,400)	(1)	(1,609)			(1,610)

Shares issued upon conversion of Preferred Shares	(1,400)	(1)			318,182	318	(317)

Additional Paid in capital- related party - note payment							20,000			20,000

Shares issued to employees					15,000	15	12,285			12,300

Shares issued upon conversion of Preferred Shares	(5,000)	(5)			1,086,957	1,087	(1,082)

Satisfaction of Subscription Receivable								100,040		100,040

Net loss for the year 2005									(3,625,483)	(3,625,483)

Balance December 31, 2005	4,600	$ 5			22,295,069	$ 22,296	$ 13,685,888	$ -	$ (14,085,392)	(377,203)

Shares issued to officers
in lieu of salary					90,000	$ 90	$ 12,510			12600

Shares issued to replace					40,000	$ 40	$ 7,160			7200
cancelled certificate-settlement

Shares issued for consulting services					700,000	700	87,300			88,000

Share issued to officer			1,500,000	1,500			58,500			60,000

Shares issued for consulting services					5,796,667	5,797	326,003			331,800

Share issued to officer			750,000	750			29,250			30,000

Shares issued for Settlement					600,000	600	35,400			36,000

Shares issued to officers
in lieu of accrued salary					1,600,000	1,600	114,400			116,000

Shares issued for consulting services					4,353,000	4,353	150,017			154,370

Net Loss December 31, 2006									(1,482,571)	(1,482,571)

Balance December 31, 2006	4,600	$ 5	2,250,000	$ 2,250	35,474,736	$ 35,476	$ 14,506,428	$ -	$ (15,567,963)	$(1,023,804)

Shares issued for consulting services					2,336,500	2,337	87,623			89,960
										-
Shares issued to officers
in lieu of salary					1,485,000	1,485	71,865			73,350

Shares issued for consulting services					7,912,001	7,912	255,504			263,416

Shares Sold Officers			750,000	750			14,250			15,000
						-				-
Shares issued for consulting services					1,855,390	1,855	35,252			37,107

Shares issued for consulting services					2,462,222	2,462	46,782			49,244

Net Loss December 31, 2007									(808,965)	(808,965)

Balance December 31, 2007	4,600	5	3,000,000	3,000	51,525,849	51,527	15,017,704	-	(16,376,928)	(1,304,692)

			For the period from
	Year End December 31,		October 5, 1998
			(inception) to
	2007	2006	December 31, 2007
				2006

Cash flows from operating activities:
Net loss	$ (808,965)	$ 1,482,571	$ (15,724,796)	$ (14,915,831)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	72,451	77,014	$ 238,031	165,580
Compensation in exchange for common stock	439,727	629,970	$ 8,960,311	8,520,584
Beneficial conversion feature			$ 1,987,990	1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(61,467)	(90,990)	$ (129,734)	(68,267)
Accounts receivable Related Parties	17,390	(17,390)	$ 17,390	-
Reserve for Uncollectible	-	90,000	$ 90,000	90,000
Inventory	-	-	$ -	-
Prepaid expenses	1,890	8,661	$ (110)	(2,000)
Other assets	-	9,736	$ 7,278	7,278
Increase in accounts payable
and accrued liabilites	324,846	417,669	$ 1,692,050	1,367,204

Total adjustments	794,837	1,124,670	12,863,206	11,978,369

Net cash used in operating activities	(14,128)	(357,901)	(2,861,590)	(2,937,462)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)	(299,072)

Cash flows from financing activities:
Bank overdraft			-	-
Capital contributed as equipment			272,376	272,376
Principal payments on notes & leases payable			(240,119)	(240,119)
Payment of lease payable	(10,942)	(2,311)	121,441	132,383
Payment for Accrued Salaries	73,350	116,000	189,350	116,000
Proceeds from issuance of stock	15,000	90,000	1,908,882	1,893,882
Proceeds from loans payable	(63,318)	152,777	1,627,734	1,691,052
Proceeds from Subscription Recievable	-		100,040	100,040
Repurchase of Common Stock	-		(1,610)	(1,610)
Reciept of APIC	-		20,000	20,000
Payment of Perfered Dividends	-		(46,338)	(46,338)

Net cash provided by financing activities	14,090	356,466	3,951,756	3,937,666

Net increase (decrease) in cash	(38)	(1,435)	791,094	701,132

Cash, beginning of year	234	1,669	-	-

Cash, end of year	$ 196	$ 234	$ 196	$ 871,596

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -		$ 46,758	$ 46,758
Cash paid during the period for Taxes	$ -	$ -	$ -	$ -

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

DECEMBER 31, 2007

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

RELATED PARTY TRANSACTIONS

Setna Holdings, LLC is a related party to the Company with a promissory note of $145,234. Mr. Anthony J. Milici is the Managing Director of Setna Holdings. GTI Corporate Transfer Agents, LLC is the Company’s transfer agent. After the death of the original Managing Director, Ms. Juanita Pagan sometime in March 2006, Ms. Tannya L. Irizarry became the Managing Director (Interim) of GTI Corporate Transfer Agents, LLC with a one third ownership and/or interest.

Ms. Irizarry is also the Chief Administrative Officer and Chief Financial Officer (Interim) of the Company, hence making the accounts receivable transaction of $17,390 to be a related party.GTI Corporate Transfer Agents LLC does not share employer identification number with GeneThera, Inc. Elia, Inc. was paid 500,000 common shares in exchange for services rendered on May 2nd 2006. Elia is partially owned by an independent contractor of GeneThera, Inc. Elia has paid $78,202 of GeneThera, Inc. expenses.

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

Loss per Share

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year.  Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2007 and 2006 all common stock equivalents were antidilutive and therefore diluted loss per share equaled basic loss per share. The total outstanding warrants of 597,826 and the CEO exercisable option of 300,000 would be added into the weighted average common shares if not antidilutive in calculating diluted loss per share.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2007

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

 DECEMBER 31, 2007

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

DECEMBER 31, 2007

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

NOTE 2        ACCOUNTS RECEIVABLE

The Company has an outstanding Accounts Receivable to a related party as follows:

           2007

       2006

Receivable with no interest, due on demand, unsecured.

$           0

$    17,390

Less current portion

           (0)

           (17,390)

Total Accounts Receivable – related party

$            0

$             0

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

NOTE 3

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consisted of the following:

           2007

       2006

Office equipment

 $    84,344               $    84,344

Laboratory equipment

  643,084

  643,084

Total

727,428

727,428

Less:  Accumulated depreciation

  (436,864)

 (364,413)

             Net Property & Equiment

$ 290,564

$ 363,015

Depreciation expense for the years ended December 31, 2007 and 2006 was $72,451 and $77,014, respectively.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELPOMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2007

NOTE 4

LEASE OBLIGATIONS

Operating Leases

The Company leases its office, warehouse, laboratory space and vehicle under non-cancelable operating leases, which have initial terms in a month-to-month basis.  We sub-lease 700 square foot office space to GTI Corporate Transfer Agents, LLC located on the 3924 unit of our lease space reflected as 3930 Youngfield Street, Suite #2, Wheat Ridge, CO 80033.  The Lease is on a month-to-month basis and the rent is $500.00 per month. The rent is paid out in Common Stock.

Total lease expense for the years ended December 31, 2007 and 2006 was $54,405, and $62,823, respectively.

Capital Leases

The Company’s property under capital leases is included in property and equipment (See Note 3) and is summarized as follows:

                                                                                                               2007

       2006

Laboratory Equipment

$31,574

$     31,574

Computer

     2,672

       2,672

Total

34,246

34,264

Less:  Accumulated depreciation

    (23,077)

     (23,077)

Net assets under capital leases

$11,169

$    12,760

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2007 were as follows:

Operating

      Capital

   Leases

    Leases

2008

1,098

0

2009

              0

    0

2010 and thereafter

0

0

$ 1,098

   0

Less amount representing interest

   0

Present value of minimum lease payments

0

Less current portion

   (0)

Long-term portion of capital lease payable

$   0

Total interest expense, including late fees, under capital leases was $0 and $3,828 for the years ended December 31, 2007 and 2006, respectively.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 5

LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

           2007

       2006

Loan payable with no interest, due on demand, unsecured.

$    145,234

$     107,552

Less current portion

           (0)

           (0)

Total Current loan payable – related party

$    145,234

$     107,552

There was no interest expense related to this obligation for the years ended December 31, 2007 and 2006.  Setna Holdings is a shareholder and is managed by Anthony J. Milici. Setna is advancing the company funds for their operational expense until pending contracts are finalized.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 6

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Transactions

On December 31, 2007, the Company authorized 100,000,000 shares of $.001 par value common stock; 51,525,849 are outstanding at December 31, 2007.

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

DECEMBER 31, 2007

NOTE 6

STOCKHOLDERS’ EQUITY (DEFICIT) - continued

Common Stock - continued

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

In May 2007, the company issued 45,000 shares valued at S.03/share, $1,350 for lieu of salary.

In June 2007, the company issued 1,216,964 shares valued at $43,225 to consulting services of operations and resulted in an immediate charge to operations.

In July 2007, the company issued 534,928 shares valued at $10,699 to consulting services of operations and resulted in an immediate charge to operations.

In August 2007, the company issued 738,438 shares valued at $14,769 to consulting services of operations and resulted in an immediate charge to operations.

In September 2007, the company issued 582,024 shares valued at $11,640 to consulting services of operations and resulted in an immediate charge to operations.

In October 2007, the company issued 1,211,347 shares valued at 24,226 to consulting services of operations and resulted in an immediate charge to operations.

In November 2007, the company issued 523,526 shares valued at 10,471 to consulting services of operations and resulted in an immediate charge to operations.

In December 2007, the company issued 727,349 shares valued at 14,547 to consulting services of operations and resulted in an immediate charge to operations.

Preferred Stock

On December 31, 2007, the Company authorized 20,000,000 shares of $0.001 par value preferred stock; 4,600 shares of Series A, Convertible Preferred Stock (“Series A”) and 3,000,000 Shares of Series B, Convertible Preferred Stock (“Series B”) were issued and outstanding at December 31, 2007.

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

DECEMBER 31, 2007

NOTE 6

STOCKHOLDERS’ EQUITY (DEFICIT) – continued

Common Stock - continued

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

In April 2007, the company issued 750,000 perferred B shares valued at $.06/share to adjust 9/1/06 issued Preferred Stock. To Tannya L. Irizarry, Registrant’s Chief Administrative officer.

Warrants

The Company has warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share outstanding at December 31, 2007. Warrants expire on January 18th 2008.

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 7

INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2007 and 2006 of approximately $16,376,928 and $15,567,963, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2025.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income.

NOTE 09

CONTINGENCIES

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements. While the ultimate outcome of these matters has yet to be determined, management has included a provision for these claims based on known facts and circumstances as of December 31, 2007 in the amount of $55,000.

NOTE 10

GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the years ended December 31, 2007 and 2006, the Company showed operating losses of $8808,965 and $1,482,570, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,600,534 and $1,392,097 at December 31 2007 and 2006, respectively.

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

   2007

 2006

Consulting

        $

           0                    $               0

Salaries

144,000

144,000

Lease expense

  63,217                            63,217

Depreciation

               11,751

  11,751

Lab expenses

       223

  39,592

Totals

        $   219,191

       $    258,560