Form 10-K/A
period 2007-12-31
GENETHERA INC
filed 2008-04-18
CIK 1017110

FORM 10-K/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File No. 000-27237

GeneThera, Inc.

(Exact name of registrant as specific in its charter)

Nevada

65-0622463

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

3930 Youngfield Street, Wheat Ridge, CO

80033

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code

(303) 463-6371

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common

Stock, $.001 per share

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer’s revenues for its most recent fiscal year was $97,900.

The aggregate market value of the issuer’s voting stock held by non-affiliates of the issuer as of December 31, 2007 was $2,250,000.

The number of shares outstanding as of the issuer’s common stock as of December 31, 2007 was 51,525,849.  The number of warrants outstanding as of December 31, 2007 was 597,826.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-K, including the Management’s Discussion and Analysis or Plan of Operation, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements.  You should not unduly rely on these statements.  Forward-looking statements involve assumptions and describe our plans, strategies, and expectations.  You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plans,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intent,” “project,” and similar words and variations thereof.  This report contains forward-looking statements that address, among other things,

* our financing plans,

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

All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date oft his report or to reflect unanticipated events that may occur.

PART I.

Item 1. Description of Business

GeneThera, Inc. (“we” or “the Company”), formerly known as Hand Brand Distribution, Inc., was incorporated in November 1995 under the laws of the State or Florida.  We transferred our state of incorporation under the laws of the State of Nevada in November 2007. Our Common Stock currently trades on the Over-the-Counter Bulletin Board (“OTC”) under the symbol GTHA.  Our executive offices are located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033 and our telephone number is 303-463-6371.

For the fiscal year 2006 the Company had one subsidiary, GeneThera, Inc., a Colorado corporation, (“GeneThera”).

GeneThera’s business is based on its Integrated Technology Platform (ITP) that combines a propriety diagnostic solution called Gene Expression System (GES) with PURIVAX™), its system for analyzing large-scale DNA sequencing.  The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today – all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

Government Regulations

GeneThera’s unique approach to the testing for various diseases allows it to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA.  All tests are done utilizing the blood of animals that can be collected in the field using the Company’s proprietary Field Collection System (FCS).  The collected blood is then sent to GeneThera’s laboratory for testing.  Since all of the testing for the diseases is done “in house,” meaning tested at laboratories operated by GeneThera and using GeneThera developed testing methods, the USDA deems GeneThera’s test to be under the category of Veterinary Services.  The regulations on Veterinary Services are much different that that of third party testing.  GeneThera’s test is not a kit.

The Center for Biologic Evaluation and Research (CBER) regulates human gene therapy products – products that introduce genetic material into the body to replace faulty or missing genetic material, thus treating or curing a disease or abnormal medial condition.  CBER uses both the Public Health Service Act and the Federal Food Drug and Cosmetic Act as enabling statutes for oversight.  FDA has not yet approved any human gene therapy product for sale.  However, the FDA is actively involved in overseeing this activity.

Employees and Independent Contractors

As of December 31, 2007, the Company had a total of two (2) full-time employees and two (2) independent contractors who devote substantial effort on the Company’s behalf.  None of the employees and independent contractors of the Company are represented by a collective bargaining unit.

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

If we have not made adequate allowances for the costs and risks associated with this expansion or if our systems, procedures, or controls are not adequate to support our operations, our business could be harmed.

Government Regulation

The Company is subject to or affected by laws and regulations that govern, for example: (i) the vaccination of animals for certain diseases.  The failure to comply with these laws and regulations, or to obtain applicable governmental approvals, could result in the imposition of penalties, cause delays in, or make impossible, the marketing of our products and services.

Item 2. Description of Property

We lease a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033.  The lease is on a month-to-month basis and the rent is $5,235.26 per month.  Our rent payment is $4,000 per month effective January 1st, 2008. We believe that our existing facilities are adequate to meet our current requirements.  We sub-lease 700 square foot of office space to GTI Corporate Transfer Agents, LLC, a related party, located on the 3924 unit of our lease space reflected as 3930 Youngfield Street, Suite #2, Wheat Ridge, Colorado 80033.  The lease is on a month-to-month basis and the rent is $500.00 per month effective January 1st, 2008.  We do not own any real property.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently we do not have the funds to purchase or construct any such laboratories and do not have commitment from any  party to provide the funds for a laboratory.

Item 3. Legal Proceedings

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney’s fees in amounts to be determined at trial.  Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim.  Plaintiff’s claims in quantum meruit and for unjust enrichment were dismissed.  The court also dismissed defendant GeneThera, Inc.’s claim of aiding and abetting a breach of fiduciary duty by third party.  Entry of judgment was entered in favor of the plaintiff for approximately $49,000.00.  On February 9, 2006, the Company appealed this judgment. The Appeals Committee’s decision was in favor of the plaintiff due to the GeneThera’s legal counsel’s lack of preparedness. On July 19, 2007, the Appeals Committee approved plaintiff’s attorney, specifying the attorney fees and costs incurred in said appeal against GeneThera.

On or about September 21, 2006, MAG Capital, a California Limited Liability Company (Mercator Momentum III, LP; Mercator Momentum Fund LP; Monarch Pointe Fund, ltd; a British Virgin Islands Corporation), served GeneThera, Inc., a Florida corporation, GTI Corporate Transfer Agents, LLC, a Colorado limited liability company, Antonio Milici, an individual, Tannya L. Irizarry, and Laura Bryan, individuals with a summons with the Federal Court, which was quashed.  On October 11, 2006, the above entities filed a Superior Court State Complaint against GeneThera et al. for breach of written contract.  The plaintiffs dropped the charges against GeneThera, Inc., GTI Corporate Transfer Agents, LLC, Antonio Milici, Tannya L. Irizarry and Laura Bryan. The plaintiffs charged the Company with breach of written contract for which the Company’s litigation counsel filed an appeal on February 19, 2008. The Company’s litigation counsel also filed a $5 million suit against the plaintiffs and a $50,000 law suit against the plaintiff’s legal law firm for unethical procedure in approaching one of the defendants.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for common Equity and Related Shareholder Matters

Our common stock currently trades on the Over The Counter Bulletin Board under the symbol GTHA.  The following sets forth the rant of high and low bid quotations for the periods indicated as reported by Yahoo Finance.  Such quotations reflect prices between dealers, without retail markup, markdown or commission, and may not represent actual transactions.

Year	Quarter	High	Low
2007	Fourth	.03	.01
	Third	.03	.02
	Second	.05	.02
	First	0.05	.03
2006	Fourth	$0.08	$0.02
	Third	0.10	0.05
	Second	0.33	0.08
	First	0.28	0.06

2005	Fourth	$0.49	$0.10
	Third	1.00	0.40
	Second	1.05	0.54
	First	1.25	0.92

2004	Fourth	1.94	0.88
	Third	1.60	0.70
	Second	2.85	0.90
	First	4.39	2.05

* Source Yahoo Finance

There are no restrictions on the payment of dividends. There are approximately 1,149 record holders of common stock as of December 31, 2007.

DIVIDENDS

 On May 21st, 20207, the Company issued a one-time dividend payment in the amount of .0004 per share.

Item 6. Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion of our results and plan of operation in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.  Statements in this Management’s Discussion and Analysis or Plan of Operation that are not statements of historical or current objective fact are “forward-looking statements.”

OVERVIEW

We have developed proprietary diagnostic assays for use in the agricultural and veterinary markets.  Specific assays for Chronic Wasting Disease (CWD) (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E. coli (predominantly cattle) and Johne’s disease (predominantly cattle and bison) diagnostics are in development.  We are also working on vaccine solutions to meet the growing demands of today’s veterinary industry and tomorrow’s agriculture and healthcare industries.  The Company is organized and operated both to continually apply its scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

We have not generated significant operating revenues and, as of December 31, 2007 we had incurred a cumulative net loss from inception of $16,409,792.  Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed some doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2007.  For the years ended December 31, 2007 and 2006, our operating losses were $841,829 and $1,482,570, respectively.  Our current liabilities exceeded current assets by $1,633,398 and $1,392,097 for the years ended December 31, 2007 and 2006, respectively.

Although we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding.  We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities and revenues generated by our Project in Mexico.  At this time, we have commitments for additional capital funds.  This amount may exceed an additional $1,000,000 depending on cost involved in the further development and commercialization of our products.  In such event, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

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

RECENT DEVELOPMENTS

The Company is in continued negotiations with the Italian government to open a laboratory facility in Northern Italy for the validation and testing of its live animal test for TSE.  The parties are currently discussing space requirements and personnel needs. The Italian Project is also impatiently awaiting the completion of the funding for this venture.

The Company has begun to form an entity with a Mexican company to jointly own and operate a laboratory facility in Monterrey, Mexico for express purposes of testing cattle for TSE.  The entity is currently being legally formed. The Mexico Project is also enthusiastically awaiting for the completion of the funding for this enterprise.

The Company signed an Investor Relations agreement with The Mézey Howarth Group, Inc., in March 2007. The Company terminated its Investor Relations arrangement with The Mezey Howarth Group, Inc. due to false press releases generated by J. Wade Mezey on June 18, 2007. This entity owes the Company $120,000 for which GeneThera will pursue through litigation due to their failure in reimbursing the Company for a line of credit pre-paid fees , which was never approved and/or materialized.

In March 2006, the Company opened a line of credit with Imperial Capital Holdings, LLC on the advice of the Company’s consulting financial advisor, Mr. Gary Rasmussen, who is also the primary beneficiary of Imperial.  The Company was not aware of the relationship but, more importantly, after the CEO of the Company learned that Red Sea Management was the managing company of Imperial Capital, the CEO opted not to use the line of credit, requesting from the SEC to grant a withdrawal.  The withdrawal was approved on April 13, 2007.

RELATED PARTY TRANSACTIONS

Setna Holdings, LLC is a related party to the Company with a promissory note of $150,290.  Setna is in the business of providing financial services and general business consulting services to privately held and publicly held corporations.  Setna consults and assists GeneThera in implementing and also providing financial assistance while researching for appropriate plans for securing funds to meet the Company requirements for which Setna also introduces financial sources.  Mr. Anthony J. Milici is the Managing Director of Sena Holdings.  Upon the Company’s direction and approval, Setna disseminates information regarding GeneThera to shareholders, brokers, dealers, other investment community professionals, and the general investing public.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  After the death of the original Managing Director, Ms. Juanita Pagan in March 2006, Ms. Tannya L. Irizarry became the Managing Director of GTI Corporate Transfer Agents, LLC with a one-third ownership and/or interest.

RESULTS OF OPERATIONS

Fiscal Year Ending December 31, 2007 Compared to Fiscal Year Ending December 31, 2006

Personnel and professional expenses (consulting and professional fees and salaries) decreased to $235,350 for the fiscal year ending December 31, 2007 from $306,890 for the year ending December 31, 2006.  Consulting in return for equity made up the majority of this expense.  Comparing the year ended December 31, 2007 to the year ended December 31, 2006, expenses decreased to $236,757 from $444,420.

We recorded a net loss of $841,829 for the year ended December 31, 2007 compared to $1,482,570 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $196 as of December 31, 2007 and a cash balance of $234 as of December 31, 2006.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

Since we completed the reverse merger with Hand Brand Distribution, Inc., we have financed our operations, in large part, by private placements of our common and preferred stock and promissory notes convertible into our common stock.  We have raised an aggregate of $2,613,900 through such sales, including the sale of approximately $1.1 million of our preferred stock in January 2005.

Despite our recent equity financing completed in January 2005, we will require significant additional funding in order to achieve our business plan.  Specifically, we intend to spend significant funds on validating and testing our products, seeking necessary regulatory approvals and focusing on international expansion.  Over the next 12 month, in order to have the capability of achieving our business plan, we believe that we will require at least $3,000,000.  We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both.  We may not be able to secure the financing that we believe is necessary to implement our strategic objectives and, even if additional financing is secured, we may not achieve our strategic objectives.  As of the date of this Report, we do not have any firm commitments from any investors for any additional funding.

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

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition or Plan of Operation.  The SEC indicated that a “critical account policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Report.

RECENTLY INSSUED ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standard Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123.  SFAS No. 123 GeneThera supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS No. 123 GeneThera is similar to the approach described in SFAS No. 123.  However, SFAS No. 123 GeneThera requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  SFAS No. 123 GeneThera must be adopted no later than July 1, 2005.  The Company has adopted SFAS No. 123 GeneThera using a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.  In March 2005, the FASB issued FASB interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).  FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity.  The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonable estimated.  FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The provision is effective no later than the end of fiscal years ending after December 15, 2005.  The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.”  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective applications, or the latest practicable date, as the required method for reporting a change in accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.  The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonable assured at the date of the business combination or purchase.  EITF 05-6 is effective for periods beginning after July 1, 2005.  We do not expect the provisions of this consensus to have a material impact on the financial position, results or cash flows.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.  SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning of its fiscal year ending December 31, 2006.  The Company has not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit.  Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting interim periods, disclosure, and transition.  This interpretation is effective for the Company for its fiscal year ending December 31, 2007.  The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

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

On February 15, 2007, the FASB issues SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 115 (“Accounting for Certain Investment in Debt and Equity Securities) apply to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.  Among others eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated.  A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has not yet evaluated the effect that the application of SFAS No. 159 may have, if any, on its future results of operations and financial condition.

BUSINESS OVERVIEW

GeneThera, Inc., a Nevada corporation, was formerly known as Hand Brand Distribution, Inc., and was incorporated in November 1995 under the laws of the State of Florida.  In November 2007, the  Company transferred their State of Incorporation under the laws of the State of Nevada. Up until 2002, GeneThera, Inc. was a privately held Colorado corporation (“GeneThera Colorado”).  The Board of Directors at that time determined it would be in the best interests of the Company to become a publicly traded company in order to facilitate the business goals and objectives of the Company.  That led to negotiations with the Board of Hand Brand Distribution to effect a reverse acquisition.  The negotiations were on an “arms-length” basis at the time and results in the reverse acquisition being completed in October 2003 with the distribution of shares to Dr. Milici for the acquisition from him of GeneThera, Inc.  A total of 9,270,000 (after 2:1) shares were issued as consideration for the sale of the private corporation.  GeneThera received all the assets of GeneThera Colorado including all laboratory equipment, laboratory supplies, research and development, processes, and intellectual property.

We are a biotechnology company that develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.  We are in the development stage and have not generated significant revenues since our organization.  Since June 2005, we had research contracts with Xpention Genetics, LLC for the development of a molecular test for early detection of cancer in dogs and the development of a molecular test for early detection of cancers in humans Stage 1.  GeneThera’s business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression Assay (GEA) with PURIVAX™, its system for analyzing large-scale DNA sequencing.  The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effectives, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today – all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

BUSINESS MODEL

Summary.  GeneThera’s animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAX™, its system for analyzing large-scale DNA sequencing.  The first part of this platform is the ongoing development of molecular diagnostic assay solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today – all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

Each individual assay utilizes the propriety Field collection System (FCS) for the collection and transportation of blood samples to GeneThera’s laboratory.  The FCS allows GeneThera to maintain the integrity of each sample by the addition of specific reagents to test tubes contained in the system.  GeneThera’s FCS is designed to be an easy-to-use method of gathering blood samples from harvested or domesticated animals.  It ensures consistency of samples as well as increased assurance of each sample’s integrity.

We are also continuing our research to develop vaccines for Chronic Wasting Disease and Johne’s Disease.  The Company will need the approval of the USDA before the vaccines can be manufactured or sold.  The approval process for animal vaccines is time-consuming and expensive.  We anticipate that such approval, if it is obtained, may require more than $5 million and may require more than one year for each vaccine for which approval is sought.  Currently, we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all.  In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera’s integrated technology platform is the foundation for “fast-track” rDNA vaccine development.  At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnne’s disease.  Transmissible Spongiform Encephalopathy (TSE) is a group of invariably fatal neurodegenerative diseases that include Scrapie in sheep, Bovine Spongiform Encephalopathy (BSE) in cattle, Chronic Wasting Disease (CWD) in elk and deer, and Kuru Disease and variant Creutzfeld-Jacob Disease (vGCD) in humans.  The pathological effects of the disease occur predominantly in the CNS (central nervous system) where the predominant hallmark is accumulation of an abnormally folded isoform of the prion protein (PrPsc).  Johnne’s Disease is a chronic debilitating infectious disease of ruminants, characterized by weight loss and, particularly in cattle, by profuse diarrhea.  The casual agent is a bacterium, Mycobacterium avium subspecies paratuberculosis.  Infected animals may show no sign of the disease until years after the initial infection.  Johne’s is a slow, progressive disease with worldwide distribution.

Both vaccine developments are in the “in vitro” stage.  We expect to initiate experimental animal studies for Johnne’s disease in the next 12 months.  A longer time frame (24 months) will be needed to initiate experimental animal studies for TSE.  ITP is the assembly of GES and PURIVAX™ rAD and rAAV systems.  This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within four to six months versus the current standard of 18 to 24.  We estimate that the cost to bring these vaccines to market is $2-5 million.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to over the government regulations involved in bringing such a product to market.  The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays.  Using GES assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GES SYSTEM

GES is a proprietary assay development system.  GES was developed in 2001.  To date, the system has been used to develop our TSE molecular assay.  GES is a gene expression system to be used solely in our laboratory and will not be marketed for commercial sale.  The core of GES is Fluorogenic Polymerase Chain Reaction technology (F-PCR).  GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept.  Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and non post-PCR manipulation.  GES is a molecular genetic base system that utilizes fluorogenic Polymerase chain reaction (F-PCR).  Fluorogenic PCR (F-PCR) is a 5’ nuclease assay based on a sequence specific hybridization between a nucleic acid target and a fluorogenic probe complementary to the target sequence.  The probe consists of an oligonucleotide with a reporter and quencher dye attached.  Due to the unique design of the Fluorogenic probe, the 5’-3’ nuclease activity of the Taq Polymerase allows direct detection of PCR products by the release of the fluorogenic reporter during PCR.  The reporter and the quencher dye are linked to the 5’ and 3’ end of the probe.  A fluorescent reporter dye, such as FAM (6-carboxyfluorescein) is covalently linked to the 5’ end of the oligonucleotide.  Each of the reporters is quenched by TAMRA (carboxytetramethylrhodamine) attached via linker arm that is typically located at the 3’ end of the probe.  When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence.  During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site.  The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region hybridizes to the target.  The Taq Polymerase does not cleave free probe.  After cleavage, the shortened probe dissociates from the target and the polymerization of the strand continues.  This process occurs in every cycle and does not interfere with the exponential accumulation of the product.  The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated.  The specificity of this 5’ nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur.  Thus, the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR.  No signal is generated by non-specific amplification.

To perform GES, specific laboratory equipment is needed.  This involves some substantial initial costs to set up the laboratory operations.  We have performed this substantial set up and are fully operational to perform GES.  We currently have all the specific equipment necessary to further development.  However, the use of F-PCR represents a great advantage over other available systems because of its greater sensitivity, speed, and accuracy.

The Automated Nucleic Acid Workstation is a highly flexible robotic system that extracts and purifies acids from a variety of complex samples, preparing them for F-PCR analysis.  Data management system software includes a database to manage all run phases and record sample processing.

The Sequence Detection System detects the fluorescent signal generated by the cleavage of the reporter dye during each PCR cycle.  This process confers specificity without the need of post-PCR hybridization.  Most importantly, the SDS offers the advantage of monitoring real-time increases in fluorescence during PCR.  Specifically, monitoring real-time progress of the PCR completely changes the approach to PR-based quantitation of DNA and RNA, most particularly in improving the precision in both detection and quantitation of DNA and RNA targets.

GeneThera currently faces limited competition in the use of F-PCR technology and the modular unit concept for commercial testing of either infectious disease is animals or food pathogen contamination.  Currently, most labs utilize conventional microbiology, immunological or conventional PCR methods for either veterinary diseases or food pathogen contamination detection.  Specific to microbiology and immunological techniques, the drawbacks of these approaches are:

1.

the antibodies-based culture media used to detect the presence of infectious diseases has a low level of sensitivity;

2.

high background due to non-specific binding of antibodies and/or culture contamination; sample preparation and storage creates artifacts; and long, cumbersome protocols necessary to perform these tests.

A major technical limitation of conventional PCR is the risk of contaminating a specimen with the products of previously amplified sequences.  Known as cross-contamination, this phenomenon represents a constant challenge to any lab using conventional PCR.  Managing these challenges is cumbersome and difficult to streamline.  Fluorogenic PCR (F-PCR) attempts to overcome these drawbacks by making it possible for PCR to efficiently test large numbers of samples even when major laboratory facilities are not readily available.  A novel methodology, F-PCR allows quantitative and qualitative detection of specific nucleic acid sequences in a sensitive, accurate, and rapid fashion.

PURIVAX™ TECHNOLOGY

GeneThera has developed a large-scale process for highly purified and high viral titer Adenovirus and AAV recombinant vectors.  This technology enables GeneThera to develop Adenovirus and AAV-based recombinant DNA vaccines for veterinary diseases and food pathogens.

GeneThera’s PURIVAX™ is a multi-resin anion exchange chromatography system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors.  PURIVAX™ is intended to completely eliminate toxic side effects associated with Adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines.  Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful fool for an innovative vaccine design process known as “genetic immunization.”

Recombinant Adenovirus (rAD) and AAV (rAAV) vectors are the ideal candidates for a gene delivery system.  These viruses can efficiently deliver genetic material to both dividing and non-dividing cells, thereby overcoming some of the obstacles encountered with first generation retroviral vectors.

Equally important, rAD and rAAV are engineered virus genomes that contain no viral gene.  One of the key features for rAD and rAAV is their ability to transducer a large variety of cells.  However, two technical challenges had to be overcome to fully utilize rAD and rAAV in the development of rDNA vaccines:

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

This is the significant of GeneThera’s PURIVAX™, rAD and rAAV system for rDNA vaccine development.  Succinctly stated, it is designed to be able to achieve both high purity and high viral titer (up to 10e16 viral particles/eulate) based on its propriety multi-resin anion exchange chromatography system.  GeneThera believes that biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.

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

Synthetic eDNA Construction

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

Stage 1 – cDNA Construction & Expression Vector Development Stage in which a specific gene sequence is cloned in an expression vector and screened by restriction enzyme analysis.

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

Stage IV – Quantification of protein yield per each cell line used for protein expression.  Each type of cell line responds differently to each recombinant protein.  Therefore, various cell lines that express the highest quantity of a specific recombinant protein are then used for large-scale recombinant protein production.

Stage V – Experimental animal model development for determination of proper biological active concentration and stability and determination of proper storage.  A typical animal model is a mouse model.  Mice are divided into two groups: 1) normal control and 2) mice injected with different concentrations of recombinant protein.  The biological activity is determined by immunological assays such as an ELISA test or Western blot analysis.

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

We also depend upon the skills, knowledge, and experience of our scientific and technical personnel, none of which is patentable.  To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to endorse, we rely on trade secret protection to protect our interests.

MANUFACTURING

We do not currently manufacture any products and do not have any facilities capable of manufacturing any products.  If we are successful in developing a vaccine for veterinary purposes, we intend to contract with third parties or a collaborative partner to assist with production.  We currently do not intend to establish a manufacturing facility to manufacture any products that we may develop.  In the event we do decide to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive federal and state regulations applicable to such a facility.  In additional, we would be required to apply for a license from the United States Department of Agriculture’s Animal and Plant Health Inspection Service to manufacture any such vaccines at such facilities.

SALES AND MARKETING

We currently have no sales, marketing, or distribution capabilities and we do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of any products that we may develop.  Our success will depend, in part, on our ability to either (i) enter into and maintain collaborative relationships with third parties for the marketing, sales, and distribution of products that we develop, if any, or (ii) hire and retain our own sales and marketing capabilities.  Initially, we plan to market products that we develop and for which we obtain regulatory approval through marketing, licensing, distribution, or other arrangements with collaborative partners.  We believe that this approach will both increase market acceptance of any products that we develop and enable us to avoid expending significant funds to develop a sales and marketing organization.

COMPETITION

We face competition from many companies, universities, and research institutions in the United States and abroad.  Virtually all of our competitors have substantially greater resources, experience in product commercialization, and obtaining regulatory approvals for their products, operating experience, research and development, marketing capabilities, and manufacturing capabilities that we do.  We will face competition from companies marketing existing products or developing new products for diseases targeted by our technologies.  The development of new products for those diseases for which we are attempting to develop products could render our product candidates noncompetitive and obsolete.  Our current competitors include Prionics AG, IDEXX Laboratories, Inc., and Bio-Rad Laboratories, Inc.

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

Competition with respect to our veterinary technologies and potential products is and will be based, among other things, on effectiveness, safety, reliability, availability, price, and patent protection.  Another important factor will be the timing of market introduction of products that we may develop and for which we may receive regulatory approval.  Accordingly, the speed with which we can develop products, complete the required animal studies or trials and approval processes and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor.  Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop propriety products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Several attempts have been made to develop technologies that compete with F-PCR.  To our knowledge none of these technologies have resulted to date in any product available on the market.  The field of biotechnology is very dynamic.  The possibility that more advanced technologies could be developed into products that may compete with ours is very strong.  However, it is very difficult to predict the length of time necessary for this scenario to take place.

PRODUCT LIABILITY

The testing, manufacturing, and marketing of the Company’s proposed products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects in animals that may receive any vaccines that we may develop and market.  To the extent we elect to test, manufacture, or market veterinary vaccines and other products, we will bear the risk of product liability directly.  We do not currently have product liability insurance.  There is no guarantee that we can obtain product liability insurance at a reasonable cost, or at all, or that the amount of such insurance will be adequate to cover any liability that we may be exposed to.  In the absence of such insurance, one or more product liability lawsuits against us can be expected to have a material adverse effect on our business and could result in our ceasing operations.

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

We do not have the capability to conduct our own studies and trials of any candidate vaccine that we may develop and will rely on collaborative partners to conduct all such studies.  Currently, we do not have any such agreements with any partner, and we cannot give any assurance that we will be able to enter into such an agreement on terms that are favorable to the Company, if at all.  If we do enter into one or more such agreements, we will not be able to control the timetable for completing such studies.  Furthermore, we cannot give any assurance that any applications that we submit for any vaccine products will be approved by APHIS.  The failure to receive such approval, or the receipt of approval following the approval of a competing product, would have an adverse material effect on the Company.

EMPLOYEES

As of December 31, 2007, we had a total of two (2) full-time employees who devote substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2012.  In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annual plus bonuses as may be determined by the Board of Directors in its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2012.  Ms. Irizarry’s base salary is $90,000 per annum.  The above salaries have been accrued to be paid in common stock shares from the Company.  There are no employee issues at this time.

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

LICENSING

Through our third division, Licensing, we intend to manage the marketing and sale of the vaccines developed by GeneThera’s Research & Development division.  As GeneThera does not intend to be a vaccine manufacturer, we plan to use our Licensing division to license the technology related to any vaccines that may be developed and to manage the revenue potential available from the successful development and validation of specific vaccines.  We cannot provide any assurance that we will develop any vaccines or that, if they are developed, we will be able to license them successfully or that any such license will provide significant revenues.

PROPERTIES

We lease a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033.  The lease expired in January 2007, and the rent is $5,235.00 per month.  Currently, the Company is on a month-to-month basis.  Effective January 2008, the rent is $4,000 per month. We sub-lease 700 square feet to GTI Corporate Transfer Agents, LLC.  The monthly rent is $500.  We believe that our existing facilities are adequate to meet our current requirements.  We do not own any real property.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently, we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.

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

10

Notes to Consolidated Financial Statements

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

Board of Directors

GeneThera, Inc.

Wheat Ridge, CO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. and subsidiary as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeneThera, Inc. and subsidiary. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company’s accumulated deficit from operations and its difficulties in maintaining sufficient working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

Denver, Colorado

April 18, 2008

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007 AND 2006

Assets

	2007	2006

Current Assets
Cash	$ 196	$ 234
Accounts receivable	68,267	6,800
Accounts receivable Related Parties	-	17,390
Prepaid expenses	-	1,890

Total Current Assets	68,463	26,314

Property and equipment	727,428	727,428
Accumulated Depreciation	(436,864)	(364,413)
Property and equipment, net	290,564	363,015

Other Assets
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$ 364,305	$ 394,607

Liabilities and Stockholders' Equity

	2007	2006

Current Liabilities
Accounts payable	$ 582,869	$ 594,095
Accrued expenses	968,702	704,724
Leases payable, current portion	-	12,040
Notes payable	150,290	107,552

Total Current Liabilities	1,701,861	1,418,411

Total Liabilities	1,701,861	1,418,411

Stockholders' Equity

Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 3,000,000 shares issued and outstanding $.001 par value	3,000	2,250
Common stock $.001 par value, 100,000,000 shares authorized;
51,525,849 shares issued and outstanding	51,527	35,476
Additional paid in capital	15,017,704	14,506,428
Deficit accumulated during development stage	(16,409,792)	(15,567,963)

Total Stockholders' Equity	(1,337,556)	(1,023,804)

Total Liabilities & Stockholders' Equity	$ 364,305	$ 394,607

	$ (0)

GENETHERA, INC. AND SUBSIDARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATE STATEMENT OF OPERATIONS

FOR THE PERIOD OF OCTOBER 5, 1998 (INTERCEPTION) TO DECEMBER 31, 2007

			For the period from
	Year End December 31,		October 5, 1998
	2007	2006	(inception) to
			December 31, 2007
Income
Sales	$ 97,900	$ 150,000	$ 516,649
Research fees	-	-	188,382
Total income	97,900	150,000	705,031

Cost of sales	-	-	(30,352)

Gross profit	97,900	150,000	674,679

Expenses
Other compensation	-	-	3,283,009
Consulting	236,757	444,420	4,820,594
General and administrative expenses	379,068	739,529	3,886,687
Payroll expenses	235,350	306,890	2,104,619
Depreciation	72,451	77,014	475,567
Settlement expense		25,132	82,625
Dividend Payment	15,980		15,980
Lab expenses	223	39,592	294,740
Total expenses	939,829	1,632,578	15,019,535

Loss from operations	(841,929)	(1,482,577)	(14,344,856)

Other income (expenses)
Beneficial conversion expense	-	-	(1,987,991)
Interest expense	-	-	(46,758)
Gain on settlements	-	-	58,203
Other income (expenses), net	100	6	33,675

Net loss	$ (841,829)	$ (1,482,570)	$ (16,409,792)

Loss per common share Basic & Diluted	$ (0.017)	$ (0.065)

Weight Average Shares	50,475,480	22,923,273

GENETHERA, INC. AND SUBSIDARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD ENDED DECEMBER 31, 2007

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2004	-	$ -	-	$ -	18,732,534	$ 18,733	$10,146,977	$ (100,040)	$(10,413,571)	(347,901)

Shares issued in exchange for convertible notes payable					19,000	19	18,981			19,000

Shares issued for consulting services					2,050,000	2,050	1,965,952			1,968,002

Shares issued to officers					90,000	90	73,260			73,350

Cancillation of Previously issued consulting shares					(15,204)	(15)	(15,945)			(15,960)

Beneficial conversion feature							367,397			367,397

Preferred stock issued	11,000	11					1,099,989			1,100,000

Preferred dividends paid									(46,338)	(46,338)

Repurchase of Common stock					(1,400)	(1)	(1,609)			(1,610)

Shares issued upon conversion of Preferred Shares	(1,400)	(1)			318,182	318	(317)

Additional Paid in capital- related party - note payment							20,000			20,000

Shares issued to employees					15,000	15	12,285			12,300

Shares issued upon conversion of Preferred Shares	(5,000)	(5)			1,086,957	1,087	(1,082)

Satisfaction of Subscription Receivable								100,040		100,040

Net loss for the year 2005									(3,625,483)	(3,625,483)

Balance December 31, 2005	4,600	$ 5			22,295,069	$ 22,296	$13,685,888	$ -	$(14,085,392)	(377,203)

Shares issued to officers
in lieu of salary					90,000	$ 90	$ 12,510			12600

Shares issued to replace					40,000	$ 40	$ 7,160			7200
cancelled certificate-settlement

Shares issued for consulting services					700,000	700	87,300			88,000

Share issued to officer			1,500,000	1,500			58,500			60,000

Shares issued for consulting services					5,796,667	5,797	326,003			331,800

Share issued to officer			750,000	750			29,250			30,000

Shares issued for Settlement					600,000	600	35,400			36,000

Shares issued to officers
in lieu of accrued salary					1,600,000	1,600	114,400			116,000

Shares issued for consulting services					4,353,000	4,353	150,017			154,370

Net Loss December 31, 2006									(1,482,571)	(1,482,571)

Balance December 31, 2006	4,600	$ 5	2,250,000	$ 2,250	35,474,736	$ 35,476	$14,506,428	$ -	$(15,567,963)	$ (1,023,804)

Shares issued for consulting services					2,336,500	2,337	87,623			89,960
										-
Shares issued to officers
in lieu of salary					1,485,000	1,485	71,865			73,350

Shares issued for consulting services					7,912,001	7,912	255,504			263,416

Shares Sold Officers			750,000	750			14,250			15,000
						-				-
Shares issued for consulting services					1,855,390	1,855	35,252			37,107

Shares issued for consulting services					2,462,222	2,462	46,782			49,244

Net Loss December 31, 2007									(841,829)	(841,829)

Balance December 31, 2007	4,600	$ 5	3,000,000	$3,000	51,525,849	$ 51,527	$15,017,704	-	$(16,409,792)	(1,337,556)

GENETHERA, INC AND SUBSIDARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period from
	Year End December 31,		October 5, 1998
			(inception) to
	2007	2006	December 31, 2007

Cash flows from operating activities:
Net loss	$ (841,829)	$ 1,482,571	$ (15,757,660)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	72,451	77,014	$ 238,031
Compensation in exchange for common stock	439,727	629,970	$ 8,960,311
Beneficial conversion feature			$ 1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(61,467)	(90,990)	$ (129,734)
Accounts receivable Related Parties	17,390	(17,390)	$ 17,390
Reserve for Uncollectible	-	90,000	$ 90,000
Inventory	-	-	$ -
Prepaid expenses	1,890	8,661	$ (110)
Other assets	-	9,736	$ 7,278
Increase in accounts payable
and accrued liabilites	353,752	417,669	$ 1,720,956

Total adjustments	823,743	1,124,670	12,892,112

Net cash used in operating activities	(18,086)	(357,901)	(2,865,548)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)

Cash flows from financing activities:
Bank overdraft			-
Capital contributed as equipment			272,376
Principal payments on notes & leases payable			(240,119)
Payment of lease payable	(12,040)	(2,311)	120,343
Payment for Accrued Salaries	73,350	116,000	189,350
Proceeds from issuance of stock	15,000	90,000	1,908,882
Proceeds from loans payable	(58,262)	152,777	1,632,790
Proceeds from Subscription Recievable	-		100,040
Repurchase of Common Stock	-		(1,610)
Reciept of APIC	-		20,000
Payment of Perfered Dividends	-		(46,338)

Net cash provided by financing activities	18,048	356,466	3,955,714

Net increase (decrease) in cash	(38)	(1,435)	791,094

Cash, beginning of year	234	1,669	-

Cash, end of year	$ 196	$ 234	$ 196

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -		$ 46,758
Cash paid during the period for Taxes	$ -	$ -	$ -

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

RELATED PARTY TRANSACTIONS

Setna Holdings, LLC is a related party to the Company with a promissory note of $150,290. Mr. Anthony J. Milici is the Managing Director of Setna Holdings. GTI Corporate Transfer Agents, LLC is the Company’s transfer agent. After the death of the original Managing Director, Ms. Juanita Pagan sometime in March 2006, Ms. Tannya L. Irizarry became the Managing Director (Interim) of GTI Corporate Transfer Agents, LLC with a one third ownership and/or interest.

Ms. Irizarry is also the Chief Administrative Officer and Chief Financial Officer (Interim) of the Company, hence making the accounts receivable transaction of $17,390 to be a related party.GTI Corporate Transfer Agents LLC does not share employer identification number with GeneThera, Inc. Elia, Inc. was paid 500,000 common shares in exchange for services rendered on May 2nd 2006. Elia is partially owned by an independent contractor of GeneThera, Inc. Elia has paid $78,202 of GeneThera, Inc. expenses in 2006.

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

There was no interest revenue related to this obligation for the years ended December 31, 2006 and 2005. This transaction is with a related party as an officer of GeneThera, Inc. is a one-third owner of GTI Corporate Transfer Agents, LLC. GTI  paid GeneThera operations expenses in the beginning of 2006.

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

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2007 were as follows:

Operating

      Capital

   Leases

    Leases

2008

0

0

2009

              0

    0

2010 and thereafter

0

0

$           0

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

DECEMBER 31, 2007

NOTE 5

LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

           2007

       2006

Loan payable with no interest, due on demand, unsecured.

$    150,290

$      107,552

Less current portion

           (0)

           (0)

Total Current loan payable – related party                                                                              $   150,290            $   107,552

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

The Company has a federal net operating loss carry forward at December 31, 2007 and 2006 of approximately $16,409,792 and $15,567,963, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2025.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income.

NOTE 08

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

NOTE 9

GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the years ended December 31, 2007 and 2006, the Company showed operating losses of $841,829 and $1,482,570, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,633,398 and $1,392,097 at December 31 2007 and 2006, respectively.

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

NOTE 10     RESEARCH AND DEVELOPMENT COSTS

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Since March 15, 2006, our auditors are Jaspers + Hall, PC.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (The “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Consulting Chief Financial Officer, and Controller.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item 9. Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company’s executive officers and directors.

Name

Age

Positions

Dr. Antonio Milici

53

Chairman of the Board, Chief Executive Officer and

Chief Scientific Officer

Tannya L. Irizarry

48

Chief Financial Officer (Interim)

Dr. Thomas G. Slaga

63

Director

Dr. Antonio Milici founded GeneThera, Inc. in 1999 and has served as its Chairman and CEO since inception.  Prior to founding GeneThera, Dr. Milici served as CEO and President of Genetrans, Inc., a genetic diagnostic company from 1993 to 1998.  Dr. Milici was also an assistant professor in the department of Molecular Pathology at the University of Texas M.D. Anderson Cancer Center.

Tannya L. Irizarry has served as Chief Administrative Officer since 1999.  She is now serving as Chief Financial Officer (Interim).  Ms. Irizarry has over 20 years of experience in medical technology and biotechnology industries.  Ms. Irizarry worked at the University of Texas M.D. Anderson Cancer Center in the department of Neuro-Oncology with Dr. William S. Fields and the Office of Education with Dr. James Bowen; St. Joseph Hospital in the biotechnology division.  Ms. Irizarry was the Vice President of Genetrans, Inc. from 1994 to 1998.  Ms. Irizarry relocated to Colorado in order to manage GeneThera, Inc. at the request of Dr. Milici.

Dr. Thomas Slaga has served on GeneThera’s Board of Directors since 2003.  Dr. Slaga has investigated cancer causation and prevention for more than 35 years.  He held a position as Scientific Director of the AMC Cancer Research Center in Denver, Colorado since 1999 until 2005.  He chairs the Center for Cancer Causation and Prevention at AMC and also serves as Deputy Director of the University of Colorado Cancer Center.  Previously, from 1983 to 1997, he served as Director of the Science Park – Research Division of The University of Texas M.D. Anderson Cancer Center.  Dr. Slaga was co-founder of Molecular Carcinogenesis in 1987 and served as editor-in-chief until early 2003.  Since June 2005, Dr. Slaga was appointed Director of The Cancer Institute at the University of Texas in San Antonio.

Each Director is elected at the Company’s annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until the successors are elected and qualified.  At present, the Company’s bylaws provide for not less than three or more than seven Directors.  Currently, we have two Director positions.  The bylaws permit the Board of Directors to fill any vacancy and such Director may serve until the next Annual Meeting of Shareholders or until his successor is elected and qualified.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board.  The officers of the Company devote full time to the business of the Company.

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

Item 10. Executive Compensation

The following table sets forth certain summary information for the fiscal year ended December 31, 2007, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2007.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal year ended December 31, 2007, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2006, that served as our Chief Executive Officer or earned compensation in excess of $100,000 (the “Names Executive Officers”).  No other executive officer of the Company had a total annual salary and bonus for 2007 that exceeded $100,000.  Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the fiscal year ended December 31, 2007.

The following table summarizes compensation earned in each of the last three fiscal years by the named officers.

Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	All Other Annual Compensation (3)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	All Other Compensation ($)

Antonio Milici, M.D., Ph.D., Chief Executive Officer	2007 2006 2005 2004	$144,000 $144,000 $144,0001 $144,0002	-- -- --	-- -- --	-- -- --	300,0004 -- --	-- -- --

(1)

Dr. Milici’s salary in 2007 of $144,000 has been deferred, which will be paid in common stock shares of the Company.

(2)

Dr. Milici’s salary has been deferred.  It will be paid in common stock shares of the Company.

(3)

The Company provides Dr. Milici with a company car and reimburses him for fuel costs.

(4)

These options were granted on 6/29/04 at an exercise price of $.90 and subsequently recast at $.25.

OPTION GRANTS IN LAST FISCAL YEAR

The Company grants options to its executive officers under the GeneThera 2004 Senior Executive Officer Plan.  As of December 31, 2007, options to purchase a total of 1,450,000 shares were outstanding under the 2004 Senior Executive Officer Plan and options to purchase 550,000 shares remained available for grant there under.

The following table shows for the first year ended December 31, 2007, certain information regarding options granted to the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in Fiscal 2004(1)	Exercise Price ($/Sh)	Expiration Date
Antonio Milici	0	0	0	0

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)(1) Exercisable Unexercisable	Value of Unexercised In-the- Money Options at December 31, 2004 ($)(2) Exercisable Unexercisable
Antonio Milici	-	-	300,000	$0

(1)

Includes both “in-the-money” and “out-of the-money” options.  “In-the-money” options are options with exercise prices below the market price of the Company’s common stock at December 30, 2006.

(2)

Value is based on the fair market value of the Company’s common stock at December 31, 2006 ($.10) with respect to in-the-money options, minus the exercise price of the options.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

On January 23, 2002, the Company entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as the Chief Executive Officer and Chief Scientific Officer of the Company through January 7, 2012. Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two year period. In consideration for his services, Dr. Milici receives a base salary of $144,000 per annum throughout the term of the agreement plus bonuses as may be determined by the Compensation Committee of the Board of Directors in its discretion or if the Company achieves net income in excess of $2,000,000 per year.  As part of his employment agreement, Dr. Milici has agreed not to compete with the Company, solicit any of its customers or solicit any of its employees for a period of two years after the term of the agreement.  Dr. Milici is also subject to confidentiality obligations in favor of the Company and has agreed to transfer to the Company all of his interests in any idea, concept, technique, inventory or written work developed by him during the term of his employment agreement. The Company also provides a company vehicle and gas allowance for him and his scientific consultants.

No director received compensation for his services to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of December 31, 2007, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directions, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 3930 Youngfield Street, Wheat Ridge, Colorado 80033.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Five Percent Shareholders:

Directors and Executive Officers:
Dr. Antonio Milici (3)	10,068,339	41.4%
Tannya L. Irizarry	750,000	3.1%

All Directors and Executive Officers as a Group (two persons):	11,793,339	44.5%

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

(2)

Subsequently returned to the Company in March 2006.

(3)

Includes 300,000 shares subject to operations exercisable within 60 days of December 31, 2007.

Item 12. Certain Relationships and Related Transactions

SERIES A PREFERRED STOCK FINANCING

On January 18, 2005, we issued 11,000 shares of our Series A Preferred Stock to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. (the “Purchasers”), for $100 per share, or an aggregate of $1,100,000.  We also issued warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share, in consideration for the aggregate proceeds of $1,100,000 to the Purchasers and Mercator Advisory Group, LLC, an affiliate of the Purchasers.  The warrants became exercisable on January 18, 2005, and are exercisable for three years from their date of issuance.  The warrants were never exercised. We paid a due diligence fee of $88,000 and legal expenses of $10,000 to Mercator Advisory Group, LLC.

The Series A Preferred Stock is convertible into the Company’s common stock at an initial conversion price of $1.01, subject to adjustment.  If, at any time after March 14, 2005, the market price (i.e., the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 trading days immediately preceding the conversion date) is less than $1.11, then the conversion price of the Series A Preferred Stock is 80% of the market price on the date of such conversion.  If an “Event of Default” as defined in the subscription agreement under which the Purchasers bought the Series A Preferred Stock occurs (e.g., bankruptcy, failure to timely file the registration statement, failure of such registration statement to be timely declared effective), the conversion price of the Series A Preferred Stock is reduced by 10%.  The Series A Preferred Stock pays a per share monthly dividend equal to $100 multiplied by the prime rate (as reported in the Wall Street Journal) plus 2.5% to the extent that funds are lawfully available.  The Series A Preferred Stock has sole preference of priority at par in liquidation over our common stock and any subsequent series of preferred stock.

In connection with the issuance of the Series A Preferred Stock and warrants, we agreed to file a registration statement with the U.S. Securities and Exchange Commission (“SEC”) registering the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants, and to use diligent efforts to have the registration statement declared effective within 120 days after the initial filing of the registration statement.  Under the terms of the agreements with the Purchasers, the ownership of our common stock by the Purchasers will not exceed 9.99% of the total outstanding shares at any one time.  In addition, the Purchasers agreed not to sell, in any trading day, shares of our common stock in excess of 20% of the total shares traded on such trading day.

SERIES B PERFERRED STOCK FINANCING

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	%
Antonio Milici (3)	10,068,339	41.4	1,500,000	100.0
Tannya L. Irizarry (4)	750,000	3.1
All Directors and Officers as a Group (2 persons)	11,793,339	44.5	1,500,000	100.0

(1)

This table is based upon information supplied by officers, directors, and principal shareholders and documents filed with the SEC.  Unless otherwise indicated and subject to community property laws, if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

(3)

On June 15, 2006, Dr. Milici owns 1,500,000 shares of our Series B Preferred Stock.  Dr. Milici is our Chief Executive Officer and Chairman of the Board.  He owns 10,068,339 shares of our common stock.  Pursuant to our Certificate of Designation establishing the Series B Preferred Stock, each share of our currently issued and outstanding Series B Preferred Stock may be converted into ten fully paid and non-assessable shares of our common stock.  On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by twenty (20).  Therefore, Dr. Milici will have the power to vote 25,068,339 shares, effectively giving him absolute voting control of the Company.

(4)

Ms. Irizarry is married to Dr. Antonio Milici.  Therefore, she has a beneficial interest in his shares.

MARKETING CONSULTANT

In March 2007 we entered into a consulting agreement with The Mézey Howarth Group (the “Marketing Consultant”) pursuant to which the Marketing Consultant agreed to provide us with Investor Relations. In June 2007, the marketing consultant was terminated. Currently, the Company is in the process of signing a consulting agreement as a marketing consultant with JR Dopkin & Associates from New York. On February 29th, 2008, the Company signed a consulting agreement as a marketing consultant with Jack Craig from Florida. They will both work together as marketing/Investor Relations consultants.

Item 13. Exhibits and Reports on Form 8-K

EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit

Description of Document

1.1

Articles of Incorporation of GeneThera, Inc., as amended. (6)

1.2

Bylaws, as amended. (2)

0.1

Form of Common Stock Purchase Agreement among GeneThera, Inc. and various original holders of the common stock of GeneThera, Inc. (1)

0.2

Form of Letter Agreement between GeneThera, Inc. and various original holders of the Common Stock of GeneThera, Inc. (2)

0.3

Employment Agreement dated as of January 23, 2002 between Antonio Milici, MD, PhD and GeneThera, Inc. (2)

0.4

Letter of Intent dated November 6, 2003 between Oncology Sciences Corporation and GeneThera, Inc. (3)

0.5

Placement Agent Agreement dated as of May 31, 2004 between Invest Line Securities, LLC and GeneThera, Inc. (4)

0.6

Letter Agreement dated November 22, 2003 between NVO Solutions, Inc. and GeneThera, Inc. (4)

0.7

Resolution Agreement dated August 2004 by and among John Taggart, Family Health News, Inc., and GeneThera, Inc. 4)

0.8

GeneThera, Inc. 2004 Employee, Director, and Consultant Stock Option Plan (6)

0.9

GeneThera, Inc. 2004 Senior Executive Officer Option Plan. (6)

0.10

Subscription Agreement dated as of January 18, 2005 by and between GeneThera, Inc., Mercator Advisory Group, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. (5)

0.11

Registration Rights Agreement dated as of January 18, 2005 by and between GeneThera, Inc., Mercator Advisory Group, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. (5)

0.12

Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC. (5)

0.13

Warrant to Purchase Common Stock issued to Mercator Momentum Fund, LP. (5)

0.14

Warrant to Purchase Common Stock issued to Mercator Momentum Fund III, LP. (5)

0.15

Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd. (5)

0.16

Industrial Multi-Tenant Lease dated December 4, 2001 between Youngfield Plaza LLC and GeneThera, Inc. (4)

0.17

Amendment to Industrial Multi-Tenant Lease dated December 12, 2004 between Youngfield Plaza LLC and GeneThera, Inc. (6)

0.18

Strategic Alliance Agreement dated November 1, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

0.19

Securities Purchase Agreement dated November 8, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

0.20

Letter Agreement dated March 1, 2005 between 0711005 B.C. Ltd and GeneThera, Inc. (6)

0.21

Mutual Release and Settlement Agreement dated March 1, 2005 between J.P. Turner & Company, L.L.C. and GeneThera, Inc. (6)

21.1

List of Subsidiaries. (6)

0.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

0.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

0.2

Certificate of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

0.1

Curriculum Vitae. (4)

(1)

Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on March 5, 2002.

(2)

Incorporated by reference to our Annual Report on Form 10-K, as filed with the Commission on June 4, 2002.

(3)

Incorporated by reference to our Annual Report on Form 10-K, as filed with the Commission on April 14, 2004.

(4)

Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-118937) and amendments thereto, declares effective December 1, 2004.

(5)

Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on January 19, 2005.

(6)

Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-123138) filed on March 4, 2005.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the registrant’s Form 10-K was as follows:

2006

$15,000

2007

$26,500

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit and not reported in Audit Fees was $-0-.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for services rendered by our principal accountant for tax compliance, tax advice, and tax planning was $-0-.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by our principal accountant other than those described above was $-0-.

The Company’s audit committee, which consists of all directors, approved the services described above.

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.

I have reviewed this Form 10-K for the fiscal year ended December 31, 2007 of GeneThera, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statement were made, not misleading with respect to the periods covered by this report;

3.             Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.            The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during th period in which this report is being prepared;

b.Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c.Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.            The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  April 18, 2008

/s/ Antonio Milici

Antonio Milici

President/Director

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANCES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1.I have reviewed this Form 10-K for the fiscal year ended December 31, 2007 of GeneThera, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statement were made, not misleading with respect to the periods covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules (13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during th period in which this report is being prepared;

b.Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c.Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  April 18, 2008

/s/ Tannya L. Irizarry

Tannya L. IrizarryChief Financial Officer (Interim)

EXHIBIT 32.1

CERTIFICATION OF THE PRESIDENT AND THE CHIEF EXECUTIVE OFFICERPURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, M.D., Ph.D., President and Chief Executive Officer of GeneThera, Inc. (the “Company”), do hereby certify to the best of my knowledge and belief that:

1.The Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

April 18, 2008

By:  /s/ Antonio MiliciAntonio Milici, M.D., Ph.D.President

EXHIBIT 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICERPURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, Chief Financial Office of GeneThera, Inc. (the “Company”), do hereby certify to the best of my knowledge and belief that:

3.The Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

4.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

April 18, 2008

By:  /s/ Tannya L. IrizarryTannya L. IrizarryChief Financial Officer (Interim)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2008.

GeneThera, Inc.

By:  /s/ Antonio MiliciAntonio Milici, M.D., Ph.D.President

By:  /s/ Tannya L. IrizarryTannya L. IrizarryChief Financial Officer (Interim)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Antonio Milici	President
Antonio Milici, M.D., Ph.D.	Director

/s/ Tannya L. Irizarry	Chief Financial
Tannya L. Irizarry	Officer (Interim)

/s/ Dr. Thomas Slaga	Director
Dr. Thomas Slaga