Form 10-Q
period 2008-03-31
GENETHERA INC
filed 2008-05-21
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

Commission File No. 000-27237

GENETHERA, INC.

(Exact name of small Business Issuer as specified in its Charter)

Nevada                                   65-0622463

(State or Other Jurisdiction of              (I.R.S. Employer

Incorporation or Organization)            Identification Number)

3930 Youngfield Street, Wheat Ridge CO              80033

(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   (303) 463-6371

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  [  ]

Accelerated filer  [ X ]

Non-accelerated filer  [  ]

Smaller reporting company  [  ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  [  ]

No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 56,493,749 Shares of $.001 par value Common Stock outstanding as of March 31, 2008 and Series A 4,600 Shares, and Series B 3,000,000 shares of $.001 par value Preferred Stock outstanding as of March 31, 2008.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENETHERA, INC.

AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

UNAUDITED

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

UNAUDITED

TABLE OF CONTENTS

Balance Sheet

GENETHERA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

UNAUDITED

Assets

	Unaudited
	March 31, 2008	December 31, 2007

Current Assets
Cash	$ 1	$ 196
Accounts receivable - less reserve for uncollectible amount	822	68,267

Total Current Assets	823	68,463

Property and equipment	727,428	727,428
Accumulated Depreciation	(454,804)	(436,864)
Property and equipment, net	272,624	290,564

Other Assets
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$ 278,725	$ 364,305

Liabilities and Stockholders' Equity

	Unaudited	Year End
	March 31, 2008	December 31, 2007

Current Liabilities
Accounts payable	$ 594,115	$ 582,869
Accrued expenses	1,031,113	968,702

Notes payable	80,086	150,290

Total Current Liabilities	1,705,314	1,701,861

Total Liabilities	1,705,314	1,701,861

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 3,000,000 shares issued and outstanding $.001 par value	3,000	3,000
Common stock $.001 par value, 100,000,000 shares authorized;
56,494,749 shares issued and outstanding	56,496	51,527
Additional paid in capital	15,113,572	15,017,704
Deficit accumulated during development stage	(16,599,661)	(16,409,792)

Total Stockholders' Equity	(1,426,588)	(1,337,556)

Total Liabilities & Stockholders' Equity	$ 278,726	$ 364,305

	$ 1

Statements of Operations

GENETHERA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO MARCH 31, 2008

UNAUDITED

			For the period from
	3 month period ended March 31,		October 5, 1998
	2008	2007	(inception) to
			March 31, 2008
Income
Sales	$ 10,821	$ -	$ 527,470	516,649.00
Research fees	-	-	188,382	188,382.00
Total income	10,821	-	715,852	705,031.00

Cost of sales	-	-	(30,352)	(30,352.00)

Gross profit	10,821	-	685,500	674,679.00

Expenses
Other compensation	-	-	3,283,009	3,283,009.00
Consulting	52,560	46,601	4,873,154	4,820,594.00
General and administrative expenses	61,196	96,399	3,947,883	3,886,687.00
Payroll expenses	58,500	58,500	2,163,119	2,104,619.00
Depreciation	17,940	18,251	454,804	436,864.00
Settlement expense	-	-	82,625	82,625.00
Impairment of long-lived asset	-	-	55,714	55,714.00
Bad debt expense	10,367
Lab expenses	127	-	16,107	15,980.00
Total expenses	200,690	219,751	15,171,155	-
				15,019,535.00
Loss from operations	(189,869)	(219,751)	(14,485,655)
				(14,344,856.00)
Other income (expenses)
Beneficial conversion expense	-	-	-
Interest expense	-	-	(1,987,991)	(1,987,991.00)
Gain on settlements	-	-	(46,758)	(46,758.00)
Other income (expenses), net	-	-	58,203	58,203.00
				33,675.00
Net loss from continuing operations	(189,869)	(219,751)	(16,462,201)
Gain (loss) from disposal of subs			-	(16,287,727.00)
Loss from discontinued operations	-	-	(122,065)	(122,065.00)

Net loss	$ (189,869)	$ (219,751)	$ (16,584,263)	(16,409,792)

Loss per common share Basic & Diluted	$ (0.004)	$ (0.006)

Weight Average Shares	53,541,996	56,493,749

 Changes in Stockholders Equity

GENETHERA, INC. AND SUBSIDIARY

(CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED MARCH 31, 2008

UNAUDITED

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2007	4,600	$ 5	3,000,000	$ 3,000	51,525,849	$ 51,527	$ 15,017,704	$ -	$ (16,409,792)	(1,337,556)

Shares issued for consulting services					4,250,763	4,251	82,223			86,474
										-
Shares issued for rent					718,137	718	13,645			14,363

Net Loss March 31, 2008									(189,869)	(189,869)

Balance March 31, 2008	4,600	$ 5	3,000,000	$ 3,000	56,494,749	$ 56,496	$ 15,113,572	$ -	$ (16,599,661)	$ (1,426,588)

Cash Flows

GENETHERA, INC. AND SUBIDIARY

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION FOR MARCH 31, 2008)

UNAUDITED

			For the period from
	3 month period ended March 31,		October 5, 1998
			(inception) to
	2008	2007	March 31, 2008
				2007

Cash flows from operating activities:
Net loss	$ (189,869)	$ (219,751)	$ (16,633,333)	$ (16,443,464)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	17,940	18,251	255,971.0	238,031
Bad Debt expense	10,367	(90,000)	10,367.0	-
Compensation in exchange for common stock	100,836	89,960	9,061,147.0	8,960,311
Beneficial conversion feature			1,987,990.0	1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	67,445	93,100	-62,289.0	(129,734)
Accounts receivable Related Parties	-	8,906	17,390.0	17,390
Reserve for Uncollectible	(10,367)	-	-100,367.0	(90,000)
Inventory	-	-	0.0	-
Prepaid expenses	-	(110)	-110.0	(110)
Other assets	-	-	7,278.0	7,278
Increase in accounts payable
and accrued liabilites	73,657	92,950	1,794,613.0	1,720,956

Total adjustments	259,878	213,057	12,971,990	12,892,112

Net cash used in operating activities	70,009	(6,695)	(3,661,343)	(2,865,548)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)	(299,072)

Cash flows from financing activities:
Bank overdraft			-	-
Capital contributed as equipment			272,376	272,376
Principal payments on notes & leases payable			(240,119)	(240,119)
Payment of lease payable	-	(5,834)	120,343	120,343
Payment for Accrued Salaries		-	189,350	189,350
Proceeds from issuance of stock	-	-	1,908,882	1,908,882
Proceeds from loans payable	(70,204)	12,518	1,562,586	1,632,790
Proceeds from Subscription Recievable	-		100,040	100,040
Repurchase of Common Stock	-		(1,610)	(1,610)
Reciept of APIC	-		20,000	20,000
Payment of Perfered Dividends	-		(46,338)	(46,338)

Net cash provided by financing activities	(70,204)	6,684	3,885,510	3,955,714

Net increase (decrease) in cash	(195)	(11)	(74,905)	791,094

Cash, beginning of year	196	234	-	-

Cash, end of year	$ 1	$ 224	$ 1	$ 196

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	0	0	$ 46,758	$ 46,758
Cash paid during the period for Taxes	$0	$0	$ -	$ -

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB/A as amended for the fiscal year ended December 31, 2007.

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

MARCH 31, 2008

UNAUDITED

NOTE 3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Earnings per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed based on the weighted average number of common shares outstanding during the period.

NOTE 4

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

March 31, 2008

Computers	$ 42,987
Office Equipment	39,891
Furniture & fixtures	1,465
Laboratory equipment	643,084

727,428
Less accumulated depreciation	(454,804)

$272,624

Depreciation expense for the three months ended March 31, 2008 and 2007 was $17,940 and $18,251 respectively.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

UNAUDITED

NOTE 5

STOCKHOLDERS’ EQUITY

Common Stock

In January 2008, the Company issued 1,734,524 shares valued at $34,690 to consulting services of operations and resulted in an immediate charge to operations.

In February 2008, the Company issued 646,834 shares valued at $14,375 to consulting services of operations and resulted in an immediate charge to operations.

In February 2008, the Company issued 218,136 shares valued at $4,363 for rent of the facility of operations and resulted in an immediate charge to operations.

In March 2008, the Company issued 1,870,405 shares valued at $37,408 to consulting services of operations and resulted in an immediate charge to operations.

In March 2008, the Company issued 500,001 shares valued at $10,000 for rent and yearly maintenance of the facility of operations and resulted in an immediate charge of operations.

As of March 31, 2008, there were 56,494,749 shares of our common stock issued and outstanding.

Preferred Stock

As of March 31, 2008, there were 4,600 shares of our Series A, Convertible Preferred Stock (“Series A”) issued and outstanding, and 3,000,000 shares of our Series B, Convertible Preferred Stock (“Series B”) were issued and outstanding.

NOTE 6          GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the periods ended March 31, 2008 and 2007, the Company showed operating losses of $189,869 and $219,751 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,704,491for the three months ended March 31, 2008.

These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company’s viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

Item 2. Management's Discussion and Analysis and Results of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-Q, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," “would," could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended March 31, 2008 were ($189,869) compared to ($219,751) for the same period last year. Personnel (salaries) stay the same from $58,500 for the prior three month period ending March 31, 2007 to $58,500 for the three month period ending March 31, 2008.  Professional expenses (consulting and professional fees) comparing the three month period ending March 31, 2008, to the three month period ending March 31, 2007, increased from $46,601 to $52,560 with the decrease attributable to the consultants throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $1 as of March 31, 2008. Accounts receivable as of March 31, 2008 was $822. It is estimated that it will require outside capital for the remainder of fiscal year 2008 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

 Item 3.  GENETHERA PLAN OF OPERATION

Background

In November 2007, GeneThera, Inc. reincorporated in the State of Nevada due to a third party which purchased the GeneThera Florida Charter in order to blackmail our Company for $80,000. We had a special meeting with three shareholders where it was unanimously resolved for GeneThera to transfer its Charter to the State of Nevada as soon as possible in order to recognize our new incorporation on our next SEC filing. The reinstatement was completed by January 2008. GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E.coli (predominantly cattle) and Johne's disease (predominantly dairy cattle and bison) diagnostics are in development.

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

RESEARCH AND DEVELOPMENT

We anticipate that research and development (R&D) will be the source for both assay development and vaccine design/development.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  To date, we have introduced our diagnostic solution for Chronic Wasting Disease and Mad Cow Disease on a very limited basis.  We anticipate that R&D will be ongoing during the life of the Company, as this is the source for new products to be introduced to the market.  Our plan is to seek new innovations in the biotechnology field. We cannot assure you that we will be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, that we can successfully commercialize them or earn profits from sales of those assays.  Furthermore, we cannot assure you that we will be able to design, develop, or successfully commercialize any vaccines as a result of our research and development efforts.

COMMERCIAL DIAGNOSTIC TESTING

In the event that we are able to develop assays for the detection of diseases in animals, we intend to establish a series of diagnostic testing laboratories geographically proximate to the primary sources of individual diseases and/or according to specific available operating efficiencies.  The specific number of labs to be built and operated will be based on assay demand (demand facilitated by the number of specific disease assays GeneThera develops), our ability to obtain the capital to build the labs, and our ability to successfully manage them from our principal office.  As of the date of this filing, we are in negotiation to establish one diagnostic testing laboratory outside of our Colorado facility.

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

R&D SERVICES

Molecular, Cellular, Viral Biology Research, and Consulting Services.  We  provide independent research services to scientists in academia, the pharmaceutical industry, and the biotechnology industry.  Primarily, GeneThera's expertise focuses on technology relevant to animal and human immunotherapy.  These services are backed by the cumulative experiences of greater than 50 years of research and development in both government and industry by GeneThera's senior scientists. GeneThera intends to develop a commercial-scale implementation of Adenovector Purification Process to support R&D material production.  Furthermore, GeneThera intends to evaluate and test commercially available expression vectors and incorporate them into its vector repertoire.  These technologies are well established within the repertoire of GeneThera's scientific staff.  We cannot provide any assurance, however, that we will be able to successfully offer these services or that, if offered, we can provide them profitably.

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

Vector design for Prokaryotic Expression of Antibody Fragments (Fab) and Single Chain Antibody (ScFv)

Pilot Scale-up Development

Process Purification & Characterization

Assay Development & Quality Control Pharmaceutical Dosage and Formulation

Gene Therapy Testing Services. GeneThera offers GLP (Good Laboratory Procedure) testing programs for somatic cell, viral and naked DNA-based gene therapies.  Our scientists have over nine years experience in providing fully integrated bio-safety testing programs for the cell and gene therapy fields.  To date, the Company has not generated any revenues with regard to these services, and there is no assurance that we will generate any revenues from such services.

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

To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America.  The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003 as a marketing trial.  GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but which has been in Europe for many years.  The Field Collection Systems are available for purchase from the Company.  Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE).  Diagnostic assays for E.coli O157:H7 and Johne's disease are in the final stages of development.

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

ITEM 4.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney’s fees in amounts to be determined at trial.  Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff’s claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.’s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment was entered in favor of the plaintiff in the amount of $49,000.00. On February 9, 2006, the Company appealed this judgment and on January 9, 2008, the Appellate Committee’s decision was in favor of the plaintiff due to lack of adequate legal representation. An additional judgment of $6,237.31 was awarded for their attorney’s fees. The Company has not paid the abovementioned judgment(s).

On October 11, 2006, MAG Capital, a California Limited Liability Company (Mercator Momentum III, LP; Mercator Momentum Fund LP; Monarch Pointe Fund, Ltd; a British Virgin Islands Corporation), filed litigation against GeneThera, Inc., GTI Corporate Transfer Agents, LLC, a Colorado limited liability company, Antonio Milici, an individual, Tannya L. Irizarry, and Laura Bryan, individuals in the Superior Court State Complaint for breach of written contract. The Company retained legal counsel from Mark A. Shoemaker. In January 2008, MAG Capital dismissed the claims except the anticipatory breach of contract for which the Company’s legal counsel filed an appeal dated February 19, 2008.

Item 2.     Changes in Securities

None.

Item 3.     Defaults upon Senior Securities

No defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of March 31, 2008.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 10-Q

(A)       Financial Statements

Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-Q.

(B)

Exhibits

A.1

(31.1) Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

A.2

(31.2) Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

             (99.1)  Certification of the President and Chief Executive Officer

             (99.2)  Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 20th day of May, 2008.GENETHERA, INC.

By:  s/ Antonio Milici
Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on May 20, 2007:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer and Director (principal executive officer)
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)
/s/ Thomas Slaga Thomas Slaga	Director