Form 10-Q/A
period 2008-03-31
GENETHERA INC
filed 2008-05-22
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Accelerated filer  [  ]

Non-accelerated filer  [  ]

Smaller reporting company  [X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  [  ]

No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 56,494,749 Shares of $.001 par value Common Stock outstanding as of March 31, 2008 and Series A 4,600 Shares, and Series B 3,000,000 shares of $.001 par value Preferred Stock outstanding as of March 31, 2008.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

G ENETHERA, I NC.

AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

UNAUDITED

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheet March 31, 2008

3

Consolidated Statements of Operations for March 31, 2008 and 2007

5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the

Period ended March 31, 2008

6

Consolidated Statements of Cash Flows for March 31, 2008 and 2007

7

Notes to Consolidated Financial Statements

8

Balance Sheet

Assets

	Unaudited
	March 31, 2008	December 31, 2007

Current Assets
Cash	$ 1	$ 196
Accounts receivable - less reserve for uncollectible amount	822	68,267

Total Current Assets	823	68,463

Property and equipment	727,428	727,428
Accumulated Depreciation	(454,804)	(436,864)
Property and equipment, net	272,624	290,564

Other Assets
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$ 278,725	$ 364,305

Liabilities and Stockholders' Equity

	Unaudited
	March 31, 2008	December 31, 2007

Current Liabilities
Accounts payable	$ 594,115	$ 582,869
Accrued expenses	1,031,113	968,702
Notes payable	80,086	150,290

Total Current Liabilities	1,705,314	1,701,861

Total Liabilities	1,705,314	1,701,861

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 3,000,000 shares issued and outstanding $.001 par value	3,000	3,000
Common stock $.001 par value, 100,000,000 shares authorized;
56,494,749 shares issued and outstanding	56,496	51,527
Additional paid in capital	15,113,571	15,017,704
Deficit accumulated during development stage	(16,599,661)	(16,409,792)

Total Stockholders' Equity	(1,426,589)	(1,337,556)

Total Liabilities & Stockholders' Equity	$ 278,725	$ 364,305

	$ (0)

Statements of Operations

			For the period from
	3 month period ended March 31,		October 5, 1998
	2008	2007	(inception) to
			March 31, 2008
Income
Sales	$ 10,821	$ -	$ 527,470
Research fees	-	-	188,382
Total income	10,821	-	715,852

Cost of sales	-	-	(30,352)

Gross profit	10,821	-	685,500

Expenses
Other compensation	-	-	3,283,009
Consulting	52,560	46,601	4,873,154
General and administrative expenses	61,196	96,399	3,947,883
Payroll expenses	58,500	58,500	2,163,119
Depreciation	17,940	18,251	454,804
Settlement expense	-	-	82,625
Impairment of long-lived asset	-	-	55,714
Bad Debt expense	10,367		10,367
Lab expenses	127	-	16,107
Total expenses	200,690	219,751	15,181,522

Loss from operations	(189,869)	(219,751)	(14,496,022)

Other income (expenses)
Beneficial conversion expense	-	-	-
Interest expense	-	-	(1,987,991)
Gain on settlements	-	-	(46,758)
Other income (expenses), net	-	-	58,203

Net loss from continuing operations	(189,869)	(219,751)	(16,472,568)
Loss from discontinued operations	-	-	(122,065)

Net loss	$ (189,869)	$ (219,751)	$ 16,599,661

Loss per common share Basic & Diluted	$ (0.004)	$ (0.006)

Weight Average Shares	53,541,996	35,474,436

 Changes in Stockholders Equity

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2007	4,600	$ 5	3,000,000	$ 3,000	51,525,849	$ 51,527	$ 15,017,704	$ -	$ (16,409,792)	(1,337,556)

Shares issued for consulting services					4,250,763	4,251	82,222			86,473
										-
Shares issued for rent					718,137	718	13,645			14,363

Net Loss March 31, 2008									(189,869)	(189,869)

Balance March 31, 2008	4,600	$ 5	3,000,000	$ 3,000	56,494,749	$ 56,496	$ 15,113,571	$ -	$ (16,599,661)	$ (1,426,589)

Cash Flows

			For the period from
	3 month period ended March 31,		October 5, 1998
			(inception) to
	2008	2007	March 31, 2008
				2007

Cash flows from operating activities:
Net loss	$ (189,869)	$ (219,751)	$ (16,599,661)	$ (16,409,792)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	17,940	18,251	255,971	238,031
Bad Debt expense	10,367	(90,000)	10,367	-
Compensation in exchange for common stock	100,836	89,960	9,061,147	8,960,311
Beneficial conversion feature			1,987,990	1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	67,445	93,100	(62,289)	(129,734)
Accounts receivable Related Parties	-	8,906	17,390	17,390
Reserve for Uncollectible	(10,367)	-	(100,367)	(90,000)
Inventory	-	-	0	-
Prepaid expenses	-	(110)	(110)	(110)
Other assets	-	-	7,278	7,278
Increase in accounts payable
and accrued liabilites	73,657	92,950	1,794,613	1,720,956

Total adjustments	259,878	213,057	12,971,990	12,892,112

Net cash used in operating activities	70,009	(6,695)	(3,627,671)	(2,865,548)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)	(299,072)

Cash flows from financing activities:
Bank overdraft			-	-
Capital contributed as equipment			272,376	272,376
Principal payments on notes & leases payable			(240,119)	(240,119)
Payment of lease payable	-	(5,834)	120,343	120,343
Payment for Accrued Salaries		-	189,350	189,350
Proceeds from issuance of stock	-	-	1,908,882	1,908,882
Proceeds from loans payable	(70,204)	12,518	1,562,586	1,632,790
Proceeds from Subscription Recievable	-		100,040	100,040
Repurchase of Common Stock	-		(1,610)	(1,610)
Receipt of APIC	-		20,000	20,000
Payment of Preferred Dividends	-		(46,338)	(46,338)

Net cash provided by financing activities	(70,204)	6,684	3,885,510	3,955,714

Net increase (decrease) in cash	(195)	(11)	(41,233)	791,094

Cash, beginning of year	196	234	-	-

Cash, end of year	$ 1	$ 224	$ 1	$ 196

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$0	$0	$ 46,758	$ 46,758
Cash paid during the period for Taxes	$0	$0	$ -	$ -

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

NOTE 5           NOTE PAYABLE

For the periods ended March 31, 2008 and 2007, the Company shows a decrease in note payable of $80,086 and $150,290 respectively.  The note was paid down with the last contract the Company had with NIH.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

UNAUDITED

NOTE 6

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-Q /A , including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," “would," could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,

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

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 10-Q /A

(A)       Financial Statements

Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-Q /A ..

(B)

Exhibits

A.1

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

A.2

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

                  99.1       Certification of the President and Chief Executive Officer

                  99.2       Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 21st day of May, 2008.GENETHERA, INC.

By:  s/ Antonio MiliciName:

Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on May 21, 2007:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer and Director (principal executive officer)
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)
/s/ Thomas SlagaThomas Slaga	Director