Form 10-K/A
period 2007-12-31
GENETHERA INC
filed 2008-06-12
CIK 1017110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number:

GeneThera, Inc.

(Exact name of registrant as Specified in its Charter)

Nevada

65-0622463

(State or Other Jurisdiction of

(Internal Revenue Service

Incorporation or Organization)

Employer Identification Number)

3930 Youngfield Street

Wheat Ridge, Colorado

80033

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s telephone number, including area code:  (303) 463-6371

Securities registered pursuant to Section 12(b) of the Exchange Act:

NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  [ X ]

No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  [  ]

Accelerated filer  [  ]

Non-accelerated filer  [  ] Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  [  ]

No  [ X ]

As of December 31, 2007, the registrant had 51,525,849 shares of its common stock ($.001 par value) outstanding.  The number of warrants outstanding as of December 31, 2007 was 597,826.

The issuer’s revenue for its most recent fiscal year was $97,900.

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

Both vaccine developments are in the “in vitro” stage.  We expect to initiate experimental animal studies for Johnne’s disease in the next 12 months.  A longer time frame (24 months) will be needed to initiate experimental animal studies for TSE.  ITP is the assembly of GES and PURIVAX™  recombinant Adenovirus(rAD) and recombinat Adeno Associate Virus (rAAV) systems.  This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within four to six months versus the current standard of 18 to 24.  We estimate that the cost to bring these vaccines to market is $2-5 million.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to over the government regulations involved in bringing such a product to market.  The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays.  Using GES assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GES SYSTEM

GES is a proprietary assay development system.  GES was developed in 2001.  To date, the system has been used to develop our TSE molecular assay.  GES is a gene expression system to be used solely in our laboratory and will not be marketed for commercial sale.  The core of GES is Fluorogenic Polymerase Chain Reaction technology (F-PCR).  GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept.  Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and non post-PCR manipulation.  GES is a molecular genetic base system that utilizes fluorogenic Polymerase chain reaction (F-PCR).  Fluorogenic PCR (F-PCR) is a technology based on  sequence specific hybridization between a nucleic acid target and a fluorogenic probe complementary to the target sequence.  The probe consists of an oligonucleotide, a short synthetic DNA molecule, with two fluorescent molecules( a reporter and quencher dye) attached attached to both ends of the oligonucleotide.  Due to the unique design of the Fluorogenic probe, the  activity of the Taq Polymerase enzyme allows direct detection of PCR products by the release of the fluorogenic reporter during PCR.  The reporter and the quencher dye are linked end of the probe. When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence.  During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site.  The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region hybridizes to the target.  The Taq Polymerase does not cleave free probe.  After cleavage, the shortened probe dissociates from the target and the polymerization of the strand continues.  This process occurs in every cycle and does not interfere with the exponential accumulation of the product.  The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated.  The specificity of this 5’ nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur.  Thus, the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR.  No signal is generated by non-specific amplification.

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

GeneThera’s PURIVAX™ is a multi-column chromatography system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors.  PURIVAX™ is intended to completely eliminate toxic side effects associated with Adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines.  Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful fool for an innovative vaccine design process known as “genetic immunization.”

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

DEVELOPMENTS TO DATE:

CWD/BSE TEST

GeneThera has developed a molecular test for the detection of Chronic Wasting Disease (CWD). This test measures the level of RNA of a genetic marker, EDRF that is found to be at low levels in animals affected by the disease. The same marker is also found at low levels in animals infected with BSE. Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE)

JOHNES’S TEST

GeneThera has developed a molecular test for the detection of a disease cause by Mycobacterium Paratubercolosis. This disease, Johne’s disease, affects primarily dairy cows.

These tests are currently in the Validation/Marketing trial stage. We are expected to implement full commercialization of these products once we complete these trials

PRODUCTS UNDER DEVELOPMENT:

DNA VACCINES: Using the  PURIVAX technology combined with silencing RNA technology (iRNA) the company is developing DNA vaccines for both TSE and Johne’s disease

MARKET STRATEGY

GeneThera’s goal is to focus on the international market for the commercialization of its animal testing platform. We are in the process of setting up an animal testing laboratory in Monterrey Mexico. The company has no plans, in the immediate future, to offer any Veterinary Services in the  United States.

 However,  if GeneThera  decides to initiate animal testing in the United States,  commercialization of its diagnostic tests  will not require approval process from the USDA.  All tests will be done utilizing the blood of animals that can be collected in the field using the Company’s proprietary Field Collection System (FCS).  The collected blood is then sent to GeneThera’s laboratory for testing.  Since all of the testing is done “in house,” meaning tested at laboratories operated by GeneThera and using GeneThera developed testing methods, the USDA deems GeneThera’s test to be under the category of Veterinary Services.  The regulations on Veterinary Services are much different that that of third party testing.  “Veterinary Services” specifically mentioned by GeneThera are tests developed and performed “in house’’. The USDA through APHIS regulates Veterinary Biologicals (vaccines bacterins, antisera, diagnostic kits and other product of biological origin) APHIS regulates veterinary biologics available for the diagnosis prevention and treatment of animal disease to ensure the products are pure, safe, potent and effective. GeneThera’ molecular tests are  not diagnostics kits and therefore do not fall under the Veterinary Biologics category.

SALES AND MARKETING

We currently have no sales, marketing, or distribution capabilities and we do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of any products that we may develop.  Our success will depend, in part, on our ability to either (i) enter into or maintain collaborative relationships with third parties for the marketing, sales, and distribution of products that we develop, if any, or (ii) hire and retain our own sales and marketing capabilities.  Initially, we plan to market products that we develop and for which we obtain regulatory approval through marketing, licensing, distribution, or other arrangements with collaborative partners.  We believe that this approach will both increase market acceptance of any products that we develop and enable us to avoid expending significant funds to develop a sales and marketing organization.

COMMERCIAL PRODUCTS

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

1 of 64

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

GOVERNMENT REGULATION

Our unique approach to the testing for various animal diseases allows us to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA.  All tests are done utilizing the blood of animals that can be collected in the field using the Company’s proprietary Field Collection System (FCS).  The collected blood is then sent to our laboratory for testing.  Since all of the testing for the diseases is done “in house,” meaning tested at laboratories operated by us and using our developed testing methods, the USDA deems our test to be under the category of Veterinary Services.  The regulations on Veterinary Services are much different than that of third party testing.    The USDA through APHIS regulates Veterinary Biologicals (vaccines bacterins, antisera, diagnostic kits and other product of biological origin) APHIS regulates veterinary biologics available for the diagnosis prevention and treatment of animal disease to ensure the products are pure, safe, potent and effective. GeneThera’ molecular tests are  not diagnostics kits and therefore do not fall under the Veterinary Biologics category. The USDA, to our best of our knowdlege, does not regulate laboratory tests that are performed in”house”under the category of Veterinary Services.

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

 ITEM 1A

RISK FACTORS

We encounter various risks related to our business and our industry.  While the Company is optimistic about its long term  prospects, the following risk factors  should be considered in evaluating its outlook

There is a substantial doubt about GeneThera ability to continue as an on going concern

GeneThera has had negligible revenues since inception. Because of these circumstances, GeneThera will require additional working capital to develop business operation There is no assurance that GeneThera  will reach a level of revenues adequate to generate sufficient cash flow from operation or obtain additional financing necessary to support GeneThera operating expenses requirements

 If a Loss of Key Personnel Will Occur This Event Could Adversely Affect the Company

The Company depends to a large part on the efforts and continued employment of Antonio Milici, M.D., Ph.D., our President, Chairman of The Board, and Chief Executive Officer.  The loss of the services of Dr. Milici could adversely affect our business.

If the Company fails to attract and retain additional, high skilled personnel   operations will suffer.

Finding qualified personnel in the biotechnology industry is very challenging. Smaller biotechnology companies there are always at a disadvantage because of its limited financial resources. The Company has been unable at this time to hire any additional qualified personnel. If the Company is unable to hire additional personnel this may result in a substantial delay of its R&D and commercial operations.

If  the Company Fails to attract significant additional capital, the Company may be unable to continue developing its products.

From the starting of its operation, GeneThera has obtained limited funding to implement its business strategy. The Company does not have sufficient funding to meet its operating needs throughout 2008. Potential sources of  additional funding could include strategic relationships, public or private sales of shares of common stocks , or other arrangements.

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

 The Company may not be able to comply with Government regulations

The Company is subject to or affected by laws and regulations that govern, for example: (i) the vaccination of animals for certain diseases.  The failure to comply with these laws and regulations, or to obtain applicable of these governmental approvals, could result in the imposition of penalties, cause delays in, or make impossible, the marketing of our products and services.

The  Company may be unable to compete against other more establish biotech of pharmaceutical  companies

The Company  operates in a very competitive and difficult area. Biotechnology is notoriously very difficult and risky business. The Company competes with other more established and better funded companies in the Unites States and  overseas  that are involved in the development of similar products. Several of these companies have significant greater financial resources as well greater production and market capabilities. The field of Biotechnology requires  extensive  research and development.  Better funded competitors may be able to develop and market  superior or less expensive product which will make the Company products less valuable or unmarketable

The Company has no manufacturing capabilities

The Company does not have manufacturing capabilities for its DNA vaccine technology. The Company solely relies on other companies to manufactures vaccines that can meet Government Regulations. Manufacturing of these products are very expensive and The Company may not be able to secure the necessary funding to hire  any of such companies. If The Company is unable to produce these vaccines, then the Company may never be able to initiate clinical trials . This will seriously hamper the Company’s ability to commercialize any of its DNA vaccine products

The Company has limited  Government  Regulatory Experience

The company has never successfully undertaken a clinical trial for animal DNA vaccine. Our experience in this area is limited. The Company has never obtained regulatory approvals for any of its products

Item 2. Description of Property

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

Item 3. Legal Proceedings

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney’s fees in amounts to be determined at trial.  Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim.  Plaintiff’s claims in quantum meruit and for unjust enrichment were dismissed.  The court also dismissed defendant GeneThera, Inc.’s claim of aiding and abetting a breach of fiduciary duty by third party.  Entry of judgment was entered in favor of the plaintiff for approximately $49,000.00.  On February 9, 2006, the Company appealed this judgment. The Appeals Committee’s decision was in favor of the plaintiff due to the GeneThera’s legal counsel’s lack of preparedness. On July 19, 2007, the Appeals Committee approved plaintiff’s attorney, specifying the attorney fees and costs in the amount of $6,237.31 incurred in said appeal against GeneThera. No judgment has been paid to the plaintiff by the Company.

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

DIVIDENDS

 On May 21st, 2007, the Company issued a one-time dividend payment in the amount of .0004 per share.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Item 8. “Financial Statements.”

Operating Data

As of December 31,

2007

2006

2005

Gross Profit

97,900

150,000

190,982

General and Administrative

(379,068)

(739,5290

(896,696)

Consulting expense

(236,757)

(444,420)

(1,952,040)

Depreciation

(72,451)

(77,014)

(11,751)

Other income (expense)

(100)

(0)

(1,301,373)

_____________________

_____

_________

___________

Net loss

(841,829)

(1,482,571)

(3,794,079)

Loss per share

(.02)

(.07)

(.17)

Balance sheet data:

Cash and Cash Equivalents

68,463

26,314

18,031

Total assets

364,305

394,607

473,396

Total liabilities

1,701,861

1,418,411

850,277

Stockholders Equity (Deficit)

(1,337,556)

(1,023,804)

(376,881)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

The Company signed an Investor Relations agreement with The Mezey Howarth Group, Inc., in March 2007. The Company terminated its Investor Relations arrangement with The Mezey Howarth Group, Inc. due to false press releases generated by J. Wade Mezey on June 18, 2007. This entity owes the Company $120,000 for which GeneThera will pursue through litigation due to their failure in reimbursing the Company for a line of credit pre-paid fees , which was never approved and/or materialized.

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

2 of 64

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

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

For the year ended December 31, 2007, the Company reported a net loss of $841,829, or less than $0.02 per share, and $97,900 of revenue as compared with a net loss of $1,482,571, or $0.07 per share, and $150,000 of revenue for the twelve months ended December 31, 2006.

General and Administrative Expenses.  General and administrative expenses decreased to $379,068 for the twelve months ended December 31, 2007 compared to $739,529 for the same period in 2006.  This decline was due to a decrease in personnel.

Consulting Expenses.  Consulting expenses decreased to $236,757 for the twelve months ended December 31, 2007 compared to $444,420 for the same period in 2006.  The decrease is attributable to the discontinuation of use of marketing consultants traditionally paid in stock of the Company.

Depreciation and Amortization Expense.  Depreciation and amortization expenses decreased to $72,451 for the twelve months ended December 31, 2007 compared to $77,014 for the same period in 2006 primarily due to no new equipment being purchased.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

For the year ended December 31, 2006, the Company reported a net loss of $1,482,571, or $0.07 per share, and $150,000 of revenue as compared with a net loss of $3,794,079, or $0.017 per share, and $190,982 of  revenue for the twelve months ended December 31, 2005.

General and Administrative Expenses.  General and administrative expenses decreased to $739,529 for the twelve months ended December 31, 2006 compared to $896,696 for the same period in 2005.  The decrease was attributable to the decrease in employees in 2006 due to budget constraints.

Consulting Expenses.  Consulting expenses decreased to $444,420 for the twelve months ended December 31, 2006 compared to $1,952,040 for the same period in 2005.  This decrease is primarily attributed to the elimination of marketing consultants traditionally paid in stock of the Company.

Depreciation and Amortization Expense.  Depreciation and amortization expenses increased to $77,014 for the twelve months ended December 31, 2006 compared to $11,751 for the same period in 2005 primarily due to equipment purchased to expand the lab.

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

We will require significant additional funding in order to achieve our business plan.  Specifically, we intend to spend significant funds on validating and testing our products, seeking necessary regulatory approvals and focusing on international expansion.  Over the next 12 month, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000.  We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both.  We may not be able to secure the financing that we believe is necessary to implement our strategic objectives and, even if additional financing is secured, we may not achieve our strategic objectives.  As of the date of this Report, we do not have any firm commitments from any investors for any additional funding.

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

Item 8. Financial Statements

GENETHERA, INC.

AND SUBSIDIARY

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD FROM

OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2007

3 of 64

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

11

4 of 64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

5 of 64

Balance Sheet - 4

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

	$ (0)

6 of 64

Stmt of Operations – 6

			For the period from
	Year End December 31,		October 5, 1998
	2007	2006	(inception) to
			December 31, 2007
Income
Sales	$ 97,900	$ 150,000	$ 516,649	418,749.00
Research fees	-	-	188,382	188,382.00
Total income	97,900	150,000	705,031	607,131.00

Cost of sales	-	-	(30,352)	(30,352.00)

Gross profit	97,900	150,000	674,679	576,779.00

Expenses
Other compensation	-	-	3,283,009	3,283,009.00
Consulting	236,757	444,420	4,820,594	4,583,837.00
General and administrative expenses	379,068	739,529	3,886,687	3,507,619.00
Payroll expenses	235,350	306,890	2,104,619	1,869,269.00
Depreciation	72,451	77,014	475,567	403,116.00
Settlement expense		25,132	82,625	82,625.00
Dividend Payment	15,980		15,980	-
Lab expenses	223	39,592	294,740	294,517.00
Total expenses	939,829	1,632,578	15,019,535	14,079,706.00

Loss from operations	(841,929)	(1,482,577)	(14,344,856)	(13,502,927.00)

Other income (expenses)
Beneficial conversion expense	-	-	(1,987,991)	(1,987,991.00)
Interest expense	-	-	(46,758)	(46,758.00)
Gain on settlements	-	-	58,203	58,203.00
Other income (expenses), net	100	6	33,675	33,575.00

Net loss	$ (841,829)	$ (1,482,570)	$ (16,409,792)	(15,567,963)

Loss per common share Basic & Diluted	$ (0.017)	$ (0.065)		-1

Weight Average Shares	50,475,480	22,923,273

7 of 64

Stmt of Changes in Stockholders – 7

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2004	-	$ -	-	$ -	18,732,534	$ 18,733	$ 10,146,977	$ (100,040)	$ (10,413,571)	(347,901)

Shares issued in exchange for convertible notes payable					19,000	19	18,981			19,000

Shares issued for consulting services					2,050,000	2,050	1,965,952			1,968,002

Shares issued to officers					90,000	90	73,260			73,350

Cancillation of Previously issued consulting shares					(15,204)	(15)	(15,945)			(15,960)

Beneficial conversion feature							367,397			367,397

Preferred stock issued	11,000	11					1,099,989			1,100,000

Preferred dividends paid									(46,338)	(46,338)

Repurchase of Common stock					(1,400)	(1)	(1,609)			(1,610)

Shares issued upon conversion of Preferred Shares	(1,400)	(1)			318,182	318	(317)

Additional Paid in capital- related party - note payment							20,000			20,000

Shares issued to employees					15,000	15	12,285			12,300

Shares issued upon conversion of Preferred Shares	(5,000)	(5)			1,086,957	1,087	(1,082)

Satisfaction of Subscription Receivable								100,040		100,040

Net loss for the year 2005									(3,625,483)	(3,625,483)

Balance December 31, 2005	4,600	$ 5			22,295,069	$ 22,296	$ 13,685,888	$ -	$ (14,085,392)	(377,203)

Shares issued to officers
in lieu of salary					90,000	$ 90	$ 12,510			12600

Shares issued to replace					40,000	$ 40	$ 7,160			7200
cancelled certificate-settlement

Shares issued for consulting services					700,000	700	87,300			88,000

Share issued to officer			1,500,000	1,500			58,500			60,000

Shares issued for consulting services					5,796,667	5,797	326,003			331,800

Share issued to officer			750,000	750			29,250			30,000

Shares issued for Settlement					600,000	600	35,400			36,000

Shares issued to officers
in lieu of accrued salary					1,600,000	1,600	114,400			116,000

Shares issued for consulting services					4,353,000	4,353	150,017			154,370

Net Loss December 31, 2006									(1,482,571)	(1,482,571)

Balance December 31, 2006	4,600	$ 5	2,250,000	$ 2,250	35,474,736	$ 35,476	$ 14,506,428	$ -	$ (15,567,963)	$ (1,023,804)

Shares issued for consulting services					2,336,500	2,337	87,623			89,960
										-
Shares issued to officers
in lieu of salary					1,485,000	1,485	71,865			73,350

Shares issued for consulting services					7,912,001	7,912	255,504			263,416

Shares Sold Officers			750,000	750			14,250			15,000
						-				-
Shares issued for consulting services					1,855,390	1,855	35,252			37,107

Shares issued for consulting services					2,462,222	2,462	46,782			49,244

Net Loss December 31, 2007									(841,829)	(841,829)

Balance December 31, 2007	4,600	$ 5	3,000,000	$ 3,000	51,525,849	$ 51,527	$ 15,017,704	-	$ (16,409,792)	(1,337,556)

8 of 64

Stmt of Cash Flows – 10

			For the period from
	Year End December 31,		October 5, 1998
			(inception) to
	2007	2006	December 31, 2007
				2006

Cash flows from operating activities:
Net loss	$ (841,829)	$ 1,482,571	$ (15,757,660)	$ (14,915,831)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	72,451	77,014	$ 238,031	165,580
Compensation in exchange for common stock	439,727	629,970	$ 8,960,311	8,520,584
Beneficial conversion feature			$ 1,987,990	1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(61,467)	(90,990)	$ (129,734)	(68,267)
Accounts receivable Related Parties	17,390	(17,390)	$ 17,390	-
Reserve for Uncollectible	-	90,000	$ 90,000	90,000
Inventory	-	-	$ -	-
Prepaid expenses	1,890	8,661	$ (110)	(2,000)
Other assets	-	9,736	$ 7,278	7,278
Increase in accounts payable
and accrued liabilites	353,752	417,669	$ 1,720,956	1,367,204

Total adjustments	823,743	1,124,670	12,892,112	11,978,369

Net cash used in operating activities	(18,086)	(357,901)	(2,865,548)	(2,937,462)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)	(299,072)

Cash flows from financing activities:
Bank overdraft			-	-
Capital contributed as equipment			272,376	272,376
Principal payments on notes & leases payable			(240,119)	(240,119)
Payment of lease payable	(12,040)	(2,311)	120,343	132,383
Payment for Accrued Salaries	73,350	116,000	189,350	116,000
Proceeds from issuance of stock	15,000	90,000	1,908,882	1,893,882
Proceeds from loans payable	(58,262)	152,777	1,632,790	1,691,052
Proceeds from Subscription Recievable	-		100,040	100,040
Repurchase of Common Stock	-		(1,610)	(1,610)
Reciept of APIC	-		20,000	20,000
Payment of Perfered Dividends	-		(46,338)	(46,338)

Net cash provided by financing activities	18,048	356,466	3,955,714	3,937,666

Net increase (decrease) in cash	(38)	(1,435)	791,094	701,132

Cash, beginning of year	234	1,669	-	-

Cash, end of year	$ 196	$ 234	$ 196	$ 871,596

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -		$ 46,758	$ 46,758
Cash paid during the period for Taxes	$ -	$ -	$ -	$ -

9 of 64

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

10 of 64

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

11 of 64

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

NOTE 2        ACCOUNTS RECEIVABLE

The Company has an outstanding Accounts Receivable to a related party as follows:

	2007	2006
Receivable with no interest, due on demand, unsecured.	$0	$17,390
Less current portion	(0)	(17,390)
Less current portion	$0	$0

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

NOTE 3

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Office equipment	$ 84,344	$ 84,344
Laboratory equipment	643,084	643,084
Total	727,428	727,428
Less: Accumulated depreciation	(436,864)	(364,413)
Net Property & Equipment	$ 290,564	$ 363,015

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

Total lease expense for the years ended December 31, 2007 and 2006 was $54,405, and $62,823, respectively.

Capital Leases

The Company’s property under capital leases is included in property and equipment (See Note 3) and is summarized as follows:

	2007	2006
Laboratory Equipment	$31,574	$31,574
Computer	2,672	2,672
Total	34,246	34,246
Less: Accumulated depreciation	(23,077)	(23,077)
Net assets under capital leases	$11,169	$ 12,760

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2007 were as follows:

	Operating Leases	Capital Leases
2008	0	0
2009	0	0
2010 and thereafer	0	0
	$ 0	0
Less amount representing interest		0
Present value of minimum lease payments		0
Less current portion		(0)

Long-term portion of capital lease payable	$ 0	$ 0

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

12 of 64

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Since March 15, 2006, our auditors are Jaspers + Hall, PC.

Item 9A. Controls and Procedures

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

PART III.

Item 10. Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Item 11. Executive Compensation

The following table sets forth certain summary information for the fiscal year ended December 31, 2007, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2007.

13 of 64

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

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to Dr. Tony Milici, our chief executive officer.  Except for Dr. Milici, no other executive officer received annual remuneration in excess of $100,000 during 2006 or 2007. This summary compensation table shows certain compensation information for services rendered in all capacities during each of the last two completed fiscal years.

Name and Principal Position	Year	Salary $	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Tony Milici Chief Executive Officer	2006 2007	144,000 (1) $144,000 (2)							144,000 144,000

No other officer or director received in excess of $100,000 for the years ending December 31, 2007 and December 31, 2006.

(1) and (2) Dr. Milici’s  salaries for years indicated have been accrued but not paid.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2007 by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each of the executive officers who were serving as executive officers at the end of the December 31, 2007 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.  The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2007, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 31, 2007, and exercisable or convertible within 60 days thereafter.

The following table shows, as of March 31, 2008, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directions, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 3930 Youngfield Street, Wheat Ridge, Colorado 80033.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Five Percent Shareholders:

Directors and Executive Officers:
Dr. Antonio Milici (2)	10,068,339	19.54%
Tannya L. Irizarry	750,000	1.46%
Elmer McNece, Jr.	6,670,000	12.94%
Knight Equity Markets, LP	6,204,528	12.04%
All Directors and Executive Officers as a Group (two persons):	10,818,339	21.0%

(1)   This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated in the footnotes to this Table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this Table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 51,525,849 shares of common stock outstanding on December 31, 2007, adjusted as required by rules promulgated by the SEC.

(2)   Includes 300,000 shares subject to operations exercisable within 60 days of December 31, 2007.

14 of 64

SERIES B PREFERRED STOCK

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	%
Antonio Milici	10,068,339	19.54%	1,500,000	50%
Tannya L. Irizarry (3)	750,000	1.46%	1,500,000	50%
All Directors and Officers as a Group (2 persons)	10,818,339	21.0%	3,0000,000	100.0

(1)

This table is based upon information supplied by officers, directors, and principal shareholders and documents filed with the SEC.  Unless otherwise indicated and subject to community property laws, if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)

Applicable percentages are based on 51,525,849 shares of common stock outstanding and on 3,000,000 shares of Series B Preferred Stock outstanding on December 31, 2007, adjusted as required by rules promulgated by the SEC.  Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

 (3)

Ms. Irizarry is married to Dr. Antonio Milici.  Therefore, she has a beneficial interest in his shares.

Item 13. Certain Relationships and Related Transactions

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

SERIES B PREFERRED STOCK FINANCING

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	%
Antonio Milici (3)	10,068,339	19.54	1,500,000	50.0
Tannya L. Irizarry (4)	750,000	1.46	1,500,000	50.0
All Directors and Officers as a Group (2 persons)	10,818,339	21.0	1,500,000	100.0

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q was as follows:

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

Item 15. Exhibits, Financial Statement Schedules and Reports

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

0.19

Securities Purchase Agreement dated November 8, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

0.20

Letter Agreement dated March 1, 2005 between 0711005 B.C. Ltd and GeneThera, Inc. (6)

10.21                       Mutual Release and Settlement Agreement dated March 1, 2005 between J.P. Turner & Company, L.L.C. and GeneThera, Inc. (6)

10.22                       State of Incorporation from the State of Florida to the State of Nevada

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

(2)

Incorporated by reference to our Annual Report on Form 10-Q, as filed with the Commission on June 4, 2002.

(3)

Incorporated by reference to our Annual Report on Form 10-Q, as filed with the Commission on April 14, 2004.

(4)

Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-118937) and amendments thereto, declares effective December 1, 2004.

(5)

Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on January 19, 2005.

(6)

Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-123138) filed on March 4, 2005.

15 of 64

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.

I have reviewed this Form 10-KA for the fiscal year ended December 31, 2007 of GeneThera, Inc.;

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

Date:  June 12, 2008

/s/ Antonio MiliciAntonio MiliciPresident/Director

16 of 64

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANCES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1.I have reviewed this Form 10-K/A for the fiscal year ended December 31, 2007 of GeneThera, Inc.;

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

Date:  June 12, 2008

/s/ Tannya L. IrizarryTannya L. IrizarryChief Financial Officer (Interim)

17 of 64

EXHIBIT 32.1

CERTIFICATION OF THE PRESIDENT AND THE CHIEF EXECUTIVE OFFICERPURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, M.D., Ph.D., President and Chief Executive Officer of GeneThera, Inc. (the “Company”), do hereby certify to the best of my knowledge and belief that:

1.The Company’s annual report on Form 10-K/A for the year ended December 31, 2007 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  June 12, 2008

By:  /s/ Antonio MiliciAntonio Milici, M.D., Ph.D.President

EXHIBIT 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICERPURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, Chief Financial Office of GeneThera, Inc. (the “Company”), do hereby certify to the best of my knowledge and belief that:

3.The Company’s annual report on Form 10-Q for the year ended December 31, 2007 (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

4.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  June 12, 2008

By:  /s/ Tannya L. Irizarry

Tannya L. IrizarryChief Financial Officer (Interim)

18 of 64

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

Signature	Title	Date
/s/ Antonio Milici	President	06/12/08
Antonio Milici, M.D., Ph.D.	Director

/s/ Tannya L. Irizarry	Chief Financial	06/12/08
Tannya L. Irizarry	Officer (Interim)

/s/ Dr. Thomas Slaga	Director	06/12/08
Dr. Thomas Slaga

19 of 64