Form 10-Q
period 2008-06-30
GENETHERA INC
filed 2008-08-12
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Yes  [  ]

No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,595 Shares of $.001 par value Common Stock outstanding as of June 30, 2008 and Series A 4,600 Shares, and Series B 7,500,000 shares of $.001 par value Preferred Stock outstanding as of June 30, 2008.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENETHERA, INC.

AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

UNAUDITED

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheet June 30, 2008

3

Consolidated Statements of Operations for June 30, 2008 and 2007

5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the

Period ended June 30, 2008

6

Consolidated Statements of Cash Flows for June 30, 2008 and 2007

7

Notes to Consolidated Financial Statements

8

Balance Sheet  3

GENETHERA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Assets

	Unaudited
	June 30, 2008	December 31, 2007

Current Assets
Cash	$ 1	$ 196
Accounts receivable - less reserve for uncollectible amount	821	68,267

Total Current Assets	822	68,463

Property and equipment	727,428	727,428
Accumulated Depreciation	(472,665)	(436,864)
Property and equipment, net	254,763	290,564

Other Assets
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$ 260,863	$ 364,305

 Balance Sheet 4

Liabilities and Stockholders' Equity

	Unaudited
	June 30, 2008	December 31, 2007

Current Liabilities
Accounts payable	$ 228,682	$ 582,869
Accrued expenses	878,938	968,702
Note payable	83,871	150,290

Total Current Liabilities	1,191,491	1,701,861

Total Liabilities	1,191,491	1,701,861

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 7,500,000 shares issued and outstanding $.001 par value	7,500	3,000
Common stock $.001 par value, 100,000,000 shares authorized;
12,595 shares issued and outstanding	13	10
Additional paid in capital	15,837,869	15,069,221
Deficit accumulated during development stage	(16,776,015)	(16,409,792)

Total Stockholders' Equity	(930,628)	(1,337,556)

Total Liabilities & Stockholders' Equity	$ 260,863	$ 364,305

Statements of Operations 5

GENETHERA, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO JUNE 30, 2008

UNAUDITED

					For the period from
	3 month period ended June 30,		6 month period ended June 30,		October 5, 1998
	2008	2007	2008	2007	(inception) to
					June 30, 2008
Income
Sales	$ -	$ 30,000	$ 10,822	$ 30,000	$ 527,471
Research fees			-	-	188,382
Total income	-	30,000	10,822	30,000	715,853

Cost of sales	0	0	-	-	(30,352)

Gross profit	-	30,000	10,822	30,000	685,501

Expenses
Other compensation	-		-	-	3,283,009
Consulting	24,525	161,759	77,085	208,360	4,897,679
General and administrative expenses	75,371	139,977	146,935	235,149	4,038,653
Payroll expenses	58,500	59,850	117,000	118,350	2,221,619
Depreciation	17,861	18,211	35,801	36,462	472,665
Settlement expense	-	-	-	-	82,625
Impairment of long-lived asset	-	-	-	-	55,714
Bad debt expense					-
Lab expenses	97	11	224	11	16,204
Total expenses	176,354	379,808	377,045	598,332	15,362,908

Loss from operations	(176,354)	(349,808)	(366,223)	(568,332)	(14,677,407)

Other income (expenses)
Beneficial conversion expense	-		-	-	-
Interest expense			-	-	(1,987,991)
Gain on settlements			-	-	(46,758)
Other income (expenses), net			-	-	58,203

Net loss from continuing operations	(176,354)	(349,808)	(366,223)	(568,332)	(16,653,953)
Gain (loss) from disposal of subs					-
Loss from discontinued operations			-	-	(122,065)

Net loss	$ (176,354)	$ (349,808)	$ (366,223)	$ (568,332)	$ (16,776,015)

Loss per common share Basic & Diluted	$ (15.584)	$ (43.990)	$ (30.716)	$ (66.394)
Weight Average Shares	11,316	7,952	11,923	8,560

Changes in Stockholders equity 6

GENETHERA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED JUNE 30, 2008

UNAUDITED

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2007	4,600	$ 5	3,000,000	$ 3,000	10,305	$ 51,527	$ 15,017,704	$ -	$ (16,409,792)	(1,337,556)

Shares issued for consulting services					850	4,251	82,223			86,474
										-
Shares issued for rent					144	718	13,645			14,363

Shares issued for rent					328	1,642	16,781			18,423

Shares issued for consulting services					968	4,839	469,052			473,891

Additional paid in Capital - Reverse Split						(62,964)	62,964			-

Share issued to Officer			4,500,000	4,500			175,500			180,000

Net Loss June 30, 2008									(366,223)	(366,223)

Balance June 30, 2008	4,600	$ 5	7,500,000	$ 4,500	12,595	$ 13	$ 15,837,869	$ -	$ (16,776,015)	$ (930,628)

Cash Flows  7

GENETHERA, INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO JUNE 30, 2008

UNAUDITED

			For the period from
	6 month period ended June 30,		October 5, 1998
			(inception) to
	2008	2007	June 30, 2008

Cash flows from operating activities:
Net loss	$ (366,223)	$ (568,332)	$ (16,776,015)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	35,801	36,462	472,665
Bad Debt Expense		(90,000)	0
Compensation in exchange for common stock	593,151	441,726	9,741,150
Beneficial conversion feature	-	-	1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	67,446	93,100	821
Accounts receivable Related Parties	-	(11,360)	0
Reserve for Uncollectible
Inventory	-	-	0
Prepaid expenses	-	(110)	0
Other assets	-	-	5,278
(Increase) Decrease in account payable
and accrued liabilites	(443,951)	84,296	1,107,620

Total adjustments	254,447	554,114	13,315,524

Net cash used in operating activities	(113,776)	(14,218)	(3,460,491)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)

Cash flows from financing activities:
Bank overdraft	-	-	-
Capital contributed as equipment	-	-	272,376
Principal payments on notes & leases payable	-	(8,022)	(240,119)
Payment of lease payable
Payment for Accrued Salaries
Proceeds from issuance of stock	180,000	-	2,088,882
Proceeds from Payments of loans payable	(66,419)	22,216	1,566,371
Proceeds from Subscription Receivable	-	-	100,040
Repurchase of Common Stock	-	-	(1,610)
Reciept of APIC	-	-	20,000
Payment of Preferred Dividends	-	-	(46,338)
		-

Net cash provided by financing activities	113,581	14,194	3,759,602

Net increase (decrease) in cash	(195)	(24)	39

Cash, beginning of year	196	234

Cash, end of year	$ 1	$ 210	$ 1

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -	$ -	$ 46,758
Cash paid during the period for Taxes	$ -	$ -	-

 GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

JUNE 30, 2008

UNAUDITED

NOTE 3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Earnings per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed based on the weighted average number of common shares outstanding during the period, there is no Diluted earnings per share for any periods in which there is a loss as it would be anti-dilutive.

NOTE 4

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                       June 30,

        2008

           Computers

                                                                                                            $   42,987

            Office Equipment

39,891

Furniture & fixtures

1,465

Laboratory equipment

  643,084

727,428

Less accumulated depreciation

(472,665)

$254,763

Depreciation expense for the six months ended June 30, 2008 and 2007 was $35,801 and $36,462 respectively.

NOTE 5           NOTE PAYABLE

For the periods ended June 30, 2008 and December 31, 2007, the Company had a balance in note payable of $83,871 and $150,290 respectively.  The note was paid down with the last contract the Company had with NIH.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 31, 2008

UNAUDITED

NOTE 6

STOCKHOLDERS’ EQUITY

Common Stock

In January 2008, the Company issued 347 shares valued at $34,690 to consulting services of operations and resulted in an immediate charge to operations.

In February 2008, the Company issued 129 shares valued at $14,375 to consulting services of operations and resulted in an immediate charge to operations.

In February 2008, the Company issued 44 shares valued at $4,363 for rent of the facility of operations and resulted in an immediate charge to operations.

In March 2008, the Company issued 374 shares valued at $37,408 to consulting services of operations and resulted in an immediate charge to operations.

In March 2008, the Company issued 100 shares valued at $10,000 for rent and yearly maintenance of the facility of operations and resulted in an immediate charge of operations.

In April 2008, the Company issued 40 shares valued at $4,000 for rent of the facility of operations and resulted in an immediate charge to operations.

In April 2008, the Company issued 139 shares valued at $13,933 to consulting services of operations and resulted in an immediate charge to operations.

In May 2008, the Company issued 143 shares valued at $7,150 for rent of the facility of operations and resulted in an immediate charge to operations.

In May 2008, the Company issued 688 shares valued at $452,958 to consulting services of operations and resulted in an immediate charge to operations.

In June 2008, the Company issued 145 shares valued at $7,273 for rent of the facility of operations and resulted in an immediate charge to operations.

In June 2008, the Company issued 140 shares valued at $7,000 for consulting services of operations and resulted in an immediate charge to operations.

As of June 30, 2008, there were 12,595 shares of our common stock issued and outstanding.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 31, 2008

UNAUDITED

Preferred Stock

In April 2008, the company issued 4,500,000 preferred B shares valued at $.04/share.

As of June 30, 2008, there were 4,600 shares of our Series A, Convertible Preferred Stock (“Series A”) issued and outstanding, and 7,500,000 shares of our Series B, Convertible Preferred Stock (“Series B”) were issued and outstanding.

Reverse Stock Split

As of July 9, 2008, the Company did a reverse stock split of one-for-five thousand (1:5,000) reverse split of it common stock.  After the reverse split, the Company has 12,595 shares outstanding.  All Per Share amounts in the accompanying financial statements have been adjusted for the reverse split.

NOTE 7          GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the periods ended June 30, 2008 and 2007, the Company showed operating losses of $366,223 and $568,332 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,190,669 for the six months ended June 30, 2008.

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

RESULTS OF OPERATIONS

Gross profits for the six-month period ended June 30, 2008 were ($366,223) compared to ($568,332) for the same period last year. Personnel (salaries) decrease from $118,350 for the prior six month period ending June 30, 2007 to $117,000 for the six month period ending June 30, 2008.  Professional expenses (consulting and professional fees) comparing the six month period ending June 30, 2008, to the six month period ending June 30, 2007, decrease from $208,360 to $77,085 with the decrease attributable to the consultants throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $1 as of June 30, 2008. Accounts receivable as of June 30, 2008 was $821. It is estimated that it will require outside capital for the remainder of fiscal year 2008 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

 Item 3.  GENETHERA PLAN OF OPERATION

Background

In November 2007, GeneThera, Inc. reincorporated in the State of Nevada due to a third party which purchased the GeneThera Florida Charter and requested the Company to pay $80,000. We had a special meeting with three shareholders where it was unanimously resolved for GeneThera to transfer its Charter to the State of Nevada as soon as possible in order to recognize our new incorporation on our next SEC filing. The reinstatement was completed by January 2008. GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E.coli (predominantly cattle) and Johne's disease (predominantly dairy cattle and bison) diagnostics are in development.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of June 30, 2008, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 3930 Youngfield Street, Wheat Ridge, CO 80033.

	COMMON STOCK BENEFICIALLY OWNED(2)		VOTING PREFERRED STOCK BENEFICIALLY OWNED(2)
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT	NUMBER	PERCENT
Antonio Milici (3)	2,083	16.6	6,000,000	80.0
Tannya L. Irizarry (4)	147	1.2	1,500,000	10.0
All directors and officers
as a group (2 persons)	2,230	17.8	7,500,000	100.0

(1)

This table is based upon information supplied by officers, directors and principal shareholders and documents filed with the SEC. Unless otherwise indicated, and subject to community property laws if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)

Applicable percentages are based on 12,595 shares of common stock outstanding and on 7,500,000 shares of Series B Preferred Stock outstanding on June 30, 2006, adjusted as required by rules promulgated by the SEC. Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

(3)

Dr. Milici is our Chief Executive Officer and Chairman of the Board. He owns 2,083 shares of our common stock and 6,000,000 shares or our Series B preferred stock. Pursuant to our Certificate of Designation establishing the Series B Preferred Stock, each share of our currently issued and outstanding Series B preferred stock may be converted into 10 fully paid and non-assessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder multiplied by twenty (20). Therefore, Dr. Milici will have the power to vote 120,002,083 shares, effectively giving him absolute voting control of the Company.

(4)	Ms. Irizarry is married to Antonio Milici. Therefore, she has a beneficial interest in his shares.

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

(B)

Exhibits

31.1         Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

31.2         Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

               32.1        Certification of the President and Chief Executive Officer

               32.2        Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 12th day of August, 2008.

GENETHERA, INC.

By:  s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on August 12, 2007:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer and Director (principal executive officer)
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)
/s/ Thomas Slaga Thomas Slaga	Director