Form 10-K/A
period 2008-09-30
GENETHERA INC
filed 2008-10-15
CIK 1017110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number:

000-27237

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

Common Stock, $0.001 per share

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]  No [X]

Indicate by check mark if the registrant is a well-known seasoned user, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) if the Act.

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]  No [X]

As of December 31, 2007, the registrant had 51,525,849 shares of its common stock ($.001 par value) outstanding.  The number of warrants outstanding as of December 31, 2007 was 597,826.

The issuer’s revenue for its most recent fiscal year was $97,900.

The aggregate market value of the issuer’s voting stock held by non-affiliates of the issuer as of

December 31, 2007 was $2,250,000.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GeneThera, Inc. (“we” or “the Company”), formerly known as Hand Brand Distribution, Inc., was incorporated in November 1998, under the laws of the State or Florida.  We transferred our state of incorporation under the laws of the State of Nevada in November 2007. This corporate action was finalized in January 2008. No shareholder approval was obtained for the transfer of our state of incorporation. The abovementioned corporate action protected the best interest of our long-term shareholders’ investments when our Charter in Florida was in jeopardy. Our main focus was to guard their investment in GeneThera. Our Common Stock currently trades on the Over-the-Counter Bulletin Board (“OTC”) under the symbol GTHA.  Our executive offices are located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033 and our telephone number is 303-463-6371.

For the fiscal year 2006 the Company had one subsidiary, GeneThera, Inc., a Colorado corporation, (“GeneThera”).

BUSINESS OVERVIEW

GeneThera, Inc., a Nevada corporation, was formerly known as Hand Brand Distribution, Inc., and was incorporated in November 1998 under the laws of the State of Florida.  In November 2007, the Company commenced the transfer of their State of Incorporation under the laws of the State of Nevada. It was finalized in January 2008.  The Company, without the approval from their shareholders, proceeded to change the state of incorporation in order to protect the investments of their long-term shareholders and its investors. The Company failed to file an Information Statement on the Schedule 14C and a Current Report on Form 8-K to notify the shareholders about the changes. The Company was rushed to incorporate elsewhere due to its Charter being taken by another entity which had nothing to do with GeneThera, Inc. It was a corporate action done under pressure. We thank all the shareholders who noticed the purchase of our Charter and notified us about it. We are not currently in any regulatory or clinical trials for any of the tests we have developed to date. The molecular tests developed by GeneThera are in a validation phase. We currently have no sales, marketing or distribution capability. GeneThera has no plans, in the immediate future, to offer any veterinary services in the United States.

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

We are a biotechnology company that develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.  We are in the development stage and have not generated significant revenues since our organization.  Since June 2005, we had research contracts with Xpention Genetics, LLC for the development of a molecular test for early detection of cancer in dogs and the development of a molecular test for early detection of cancers in humans Stage 1.  GeneThera’s business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAX™, a highly efficient purification technology. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effectives, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today – all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

BUSINESS MODEL

DESCRIPTION OF TECHNOLOGIES

Summary.  GeneThera’s animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAX™, a highly sophisticated purification system that removes contaminating particles from biological fluids. The first part of this platform is the ongoing development of molecular diagnostic assay solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  Interference RNA technology is a new technique that is based on the use of short RNA sequences complementary to a specific target gene. Once the RNA sequence binds to the gene, the gene is deactivated or “silenced” and no longer able to produce the specific protein. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today – all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

Each individual assay utilizes the propriety Field collection System (FCS) for the collection and transportation of blood samples to GeneThera’s laboratory. This system consists of two (2) tubes. A 5ml red cap tube containing 1ml anticoagulant solution and a 10ml white cap tube containing 2ml of a cell lysing and RNA extraction solution. One (1) ml of blood is collected from the animal and added to the red cap tube and then the entire content of the red cap tube is immediately transfer to the white cap tube.  The FCS allows GeneThera to maintain the integrity of each sample by the addition of specific reagents to test tubes contained in the system.  GeneThera’s FCS is designed to be an easy-to-use method of gathering blood samples from harvested or domesticated animals.  It ensures consistency of samples as well as increased assurance of each sample’s integrity.

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

Both vaccine developments are in the “in vitro” or pre-clinical stage.  We expect to initiate experimental animal studies for Johnne’s disease in the next 12 months.  A longer time frame (24 months) will be needed to initiate experimental animal studies for TSE.  ITP combines the following technologies: 1) gene expression technology or GES; 2) viral DNA purification technology or PURIVAX™ technology; 3) genetically engineered Adenovirus(rAD) and recombinant Adeno Associate Virus (rAAV) systems (vectors).  This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within four to six months versus the current standard of 18 to 24.  We estimate that the cost to bring these vaccines to market is $2-5 million.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to over the government regulations involved in bringing such a product to market.  The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays.  Using GES assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GES SYSTEM

GES is a proprietary assay development system.  GES was developed in 2001.  To date, the system has been used to develop our TSE molecular assay.  GES is a gene expression system to be used solely in our laboratory and will not be marketed for commercial sale.  The core of GES is Fluorogenic Polymerase Chain Reaction technology (F-PCR).  GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept.  Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and non post-PCR manipulation.  GES is a molecular genetic base system that utilizes fluorogenic Polymerase chain reaction (F-PCR).  Fluorogenic PCR (F-PCR) is a technology based on sequence specific hybridization between a nucleic acid target and a fluorogenic probe, a short sequence of DNA chemically treated to generate light at a specific wavelength, complementary to the target sequence.  The probe consists of an oligonucleotide, a short synthetic DNA molecule, with two fluorescent molecules ( a reporter and quencher dye) attached to both ends of the oligonucleotide.  Due to the unique design of the Fluorogenic probe, the activity of the Taq Polymerase enzyme allows direct detection of PCR products by the release of the fluorogenic reporter during PCR.  The reporter and the quencher dye are linked at the end of the probe. When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence.  During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site.  The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region binds to the target.  If the probe is not bound then no cleavage occurs. After cleavage, the shortened probe dissociates from the target and the polymerization of the DNA strand continues.  This process occurs in every cycle and does not interfere with the exponential accumulation of the product.  The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated.  The specificity of this 5’ nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur.  Thus, the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR.  No signal is generated by non-specific amplification.

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

The Sequence Detection System detects the fluorescent signal generated by the cleavage of the reporter dye during each PCR cycle.  This process confers specificity without the need of post-PCR hybridization.  Most importantly, the SDS offers the advantage of monitoring real-time increases in fluorescence during PCR processing.  Specifically, monitoring real-time progress of the PCR completely changes the approach to PR-based quantitation of DNA and RNA, most particularly in improving the precision in both detection and quantitation of DNA and RNA targets.

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

PURIVAX™ TECHNOLOGY

GeneThera has developed a large-scale process for highly purified and high viral titer (viral concentration) Adenovirus and AAV genetically engineered viruses.  This technology enables GeneThera to develop Adenovirus and AAV-based recombinant DNA vaccines for veterinary diseases and food pathogens.

GeneThera’s PURIVAX™ is a purification system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors.  PURIVAX™ is intended to completely eliminate toxic side effects associated with Adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines.  Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful fool for an innovative vaccine design process known as “genetic immunization.”

Recombinant Adenovirus (rAD) and AAV (rAAV) vectors are the ideal candidates for a gene delivery system.  These viruses can efficiently deliver genetic material to both dividing and non-dividing cells, thereby overcoming some of the obstacles encountered with first generation retroviral vectors.

Equally important, rAD and rAAV are engineered virus genomes that contain no viral gene.  One of the key features for rAD and rAAV is their ability to infect a large variety of cells.  However, two technical challenges had to be overcome to fully utilize rAD and rAAV in the development of rDNA vaccines:

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

DEVELOPMENTS TO DATE:

 GeneThera is a biotechnology company that develops molecular tests and DNA vaccines for animal diseases. Listed below is a description of the different stages of development achieved for the different projects the company is currently working on.

CWD/BSE TEST

GeneThera has developed a molecular test for the detection of Chronic Wasting Disease (CWD). This test measures the level of RNA of a genetic marker, EDRF that is found to be at low levels in animals affected by the disease. The same marker is also found at low levels in animals infected with BSE. Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE). We have analyzed a total of 300 samples of elk and deer blood obtained from CWD free animals, suspected CWD positive depopulated herds, and experimentally infected animals. Samples were collected using the FCS and processed according to our protocol for extraction of total RNA from blood.

Our results have shown that both the clinical stage experimentally infected sample (CWD+) and one of the samples (#54) from the suspected CWD+ herd have a dramatic reduction in the level of expression of EDRF in blood. The remaining samples obtained from the same depopulated herds’ shows a profile of the level of expression of the EDRF gene identical to our negative control (CWD-).

These results suggest 1) a correlation between the presence of clinic signs of CWD and a significant reduction of the level of expression of EDFR in blood; 2) the indication that the down regulation of EDRF in blood may represent an early sign of CWD infection at a preclinical stage.

We believe that EDRF is a very useful genetic marker to detect the presence of TSE in the blood of infected live animals. We also believe that EDRF is an ‘indicator’ of the presence of Transmissible Spongiform Encephalopathy (TSE) at an early stage of infection prior to the detection of the disease in the brain. However, additional studies are required to determine the time course correlation between the reduction in the level of expression of the EDRF gene and pre-clinical and clinical signs of TSE.

JOHNES’S TEST

GeneThera has developed a molecular test for the detection of Johne’s disease, in blood. Johne’s disease is a bacterial disease caused by Mycobacterium Paratuberculosis (MAP) in blood; which affects primarily dairy cows. Blood from uninfected cows was ‘spiked’ with different concentrations of MAP. The Bacterial DNA was isolated using standard DNA extraction procedures and analyzed using the Real Time PCR technology. Using this methodology, we can detect the presence of twenty (20) bacterial particles from 1ml of blood. We believe our test will be very useful for early diagnosis of MAP infected cows. However, we have not yet tested blood from naturally infected Johne’s animals. Additional studies are therefore necessary to determine the efficacy of our test in naturally infected animals.

PRODUCTS UNDER DEVELOPMENT:

DNA VACCINES

We are currently developing two (2) DNA vaccines. One vaccine targets Johne’s disease; the other is related to TSE. GeneThera approaches to develop these vaccines are based on the use of PURIVAX™ technology, genetically engineered Adenoviral and AAV, and silencing RNA technology (iRNA).

JOHNE’S DISEASE DNA VACCINE

GeneThera is developing a vaccine for Johne’s disease using Adenoviral genetically engineered virus and PURIVAX™ technology. To date, we have modified the Adenovirus by inserting a gene of the MAP bacterium responsible for triggering the infection in blood cells. Using PURIVAX™ the genetic construct has been purified and characterized.

TSE DNA VACCINE

The company strategy to develop a TSE vaccine is based on the use of iRNA technology. To date, we have isolated a specific sequence of the prion protein gene. Our initial experiments indicate that our system is capable to generate a reduction in the expression of the prion protein gene of about seventy percent. Our next step will be to genetically alter the Adenovirus by inserting this specific sequenced and characterize the construct using PURIVAX. ™ The vaccine is still in an “in vitro” or preclinical stage.

So far, none of our molecular tests of vaccine have been validated or approved by any regulatory agency in the United States or abroad. These tests and vaccines still require extensive validation and lengthy approval process. These procedures are extremely time consuming and expensive. There is no guarantee that none of the tests or vaccines that GeneThera is developing will be successfully validated or approved by any regulatory agency. GeneThera have limited financial resources. Therefore, the company may not be able to undertake any of the necessary steps to secure a successful validation or approval of any of the molecular tests or vaccines.

FUTURE DEVELOPMENT PLANS

It is GeneThera’s intention to continue with the research and development and validation of the molecular tests and DNA vaccines.  Future plans comprises in initiating validation procedures for both TSE and Johne’s disease molecular test. These validation protocols will be performed in Italy and Mexico. At the present time, we do not plan to initiate any validation protocol in the United States.

In parallel, we will continue R&D phases for both the Johne’s disease and TSE DNA vaccine. We plan initiating an experimental animal protocol to determine the safety of our vaccines. We estimate that the experimental animal protocol may take up to a year. We project to initiate the experimental animal’s studies within 12-24 months.

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

1 of 66

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

GOVERNMENT REGULATION

Our unique approach to the testing for various animal diseases allows us to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA.  All tests are done utilizing the blood of animals that can be collected in the field using the Company’s proprietary Field Collection System (FCS).  The collected blood is then sent to our laboratory for testing.  Since all of the testing for the diseases is done “in house,” meaning tested at laboratories operated by us and using our developed testing methods, the USDA deems our test to be under the category of Veterinary Services.  The regulations on Veterinary Services are much different than that of third party testing.    The USDA through APHIS regulates Veterinary Biologicals (vaccines bacterins, antisera, diagnostic kits and other product of biological origin) APHIS regulates veterinary biologics available for the diagnosis prevention and treatment of animal disease to ensure the products are pure, safe, potent and effective. GeneThera’ molecular tests are not diagnostics kits and therefore do not fall under the Veterinary Biologics category. The USDA, to our best of our knowledge, does not regulate laboratory tests that are performed “in-house” under the category of Veterinary Services.

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

GeneThera has had negligible revenues since inception. Because of these circumstances, GeneThera will require additional working capital to develop business operation. There is no assurance that GeneThera will reach a level of revenues adequate to generate sufficient cash flow from operation or obtain additional financing necessary to support GeneThera operating expenses requirements

 If a Loss of Key Personnel Will Occur This Event Could Adversely Affect the Company

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

From the starting of its operation, GeneThera has obtained limited funding to implement its business strategy. The Company does not have sufficient funding to meet its operating needs throughout 2008. Potential sources of additional funding could include strategic relationships, public or private sales of shares of common stocks, or other arrangements.

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

The Company may be unable to compete against other more establish biotech of pharmaceutical companies

The Company operates in a very competitive and difficult area. Biotechnology is notoriously very difficult and risky business. The Company competes with other more established and better funded companies in the United States and overseas that are involved in the development of similar products. Several of these companies have significant greater financial resources as well greater production and market capabilities. The field of Biotechnology requires extensive research and development.  Better funded competitors may be able to develop and market superior or less expensive product which will make the Company products less valuable or unmarketable.

The Company has no manufacturing capabilities

The Company does not have manufacturing capabilities for its DNA vaccine technology. The Company solely relies on other companies to manufactures vaccines that can meet Government Regulations. Manufacturing of these products are very expensive and The Company may not be able to secure the necessary funding to hire any of such companies. If The Company is unable to produce these vaccines, then the Company may never be able to initiate clinical trials. This will seriously hamper the Company’s ability to commercialize any of its DNA vaccine products

The Company has limited Government Regulatory Experience

The company has never successfully undertaken a clinical trial for animal DNA vaccine. Our experience in this area is limited. The Company has never obtained regulatory approvals for any of its products.

Being Delisted from Over the Counter Bulletin Board (OTCBB)

Although by the time of our original Form 10-K filing, our company was participant of the exchange list of OTCBB (Over the Counter Bulletin Board), FINRA delisted our Company on June 19, 2008 by putting a penalty symbol after our ticker symbol GTHA due to failing to file our quarterly and annual reports according to their standards. The Company paid FINRA $4,000 for an appeal hearing, which was useless since FINRA already pre-determined our culpability before the appeal was addressed on June 20th, 2008. The Company had IT difficulties with their server. The Company does not change their date/time of filing; therefore, the Company was asking to the SEC to change the headline of the 10K filing. It could have been done but the Office of Technology from the SEC opted to ignore the Company’s request for such modification due to our 16:20 date and time status on our computer screen. Even though, the filing of the 10K was done by 16:20; FINRA concluded the filing was done by 20:20. The Company learned that the server was down for more than 4 hours when finally the server recovered its data; the date and time of the filing was changed without the Company’s knowledge. Moreover, the Company understood when they filed for an extension requested by their auditors, that the Company had 15 calendar days to complete such extension of filing. The fifteenth day came along and the filing was completed and approved by the auditors. However, once the EDGAR was completed, the Company’s server was having technical difficulties, especially when their server went down. Regardless of such explanation given to the SEC Technology Office requesting to change the headline of the filing, no one care to contact the Company’s CFO Interim to let them know about the answer to their updated request. When the appeal hearing was done, the FINRA staff only spoke with the Company’s investor relations entity, Mr. Richard Dopkin. No one spoke with our IT specialist who knew about our technical difficulties and how to retrieve the correct filing done by 16:20. Moreover, FINRA did not care to speak with the officers of GeneThera, even though; they were witnesses of the IT difficulties. FINRA seized $4,000 from the Company without a fair appeal hearing to the Company’s shareholders since no one from FINRA cared to hear the essence of the appeal.

ITEM 2

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

ITEM 3

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Item 8. “Financial Statements.”

Operating Data

As of December 31,

2007

2006

2005

Gross Profit

97,900

150,000

190,982

General and Administrative

(379,068)

(739, 529)

(896,696)

Consulting expense

(236,757)

(444,420)

(1,952,040)

Depreciation

(72,451)

(77,014)

(11,751)

Other income (expense)

     (100)

(0)

(1,301,373)

_____________________

_____

_________

___________

Net loss

(841,829)

(1,482,571)

(3,794,079)

Loss per share

(.02)

(.07)

(.17)

Balance sheet data:

Cash and Cash Equivalents

68,463

26,314

18,031

Total assets

364,305

394,607

473,396

Total liabilities

1,701,861

1,418,411

850,277

Stockholders Equity (Deficit)

(1,337,556)

(1,023,804)

(376,881)

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

The Company has begun to form an entity with a Mexican company to jointly own and operate a laboratory facility in Monterrey, Mexico for express purposes of testing cattle for TSE.  The entity is currently being legally formed. The Mexico Project is also enthusiastically waiting for the completion of the funding for this enterprise.

The Company signed an Investor Relations agreement with The Mezey Howarth Group, Inc., in March 2007. The Company terminated its Investor Relations arrangement with The Mezey Howarth Group, Inc. due to false press releases generated by J. Wade Mezey on June 18, 2007. This entity owes the Company $120,000 for which GeneThera will pursue through litigation due to their failure in reimbursing the Company for line of credit pre-paid fees, which was never approved and/or materialized.

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

2 of 66

RELATED PARTY TRANSACTIONS

Setna Holdings, LLC is a related party to the Company with a promissory note of $150,290.  Setna is in the business of providing financial services and general business consulting services to privately-held and publicly-held corporations.  Setna consults and assists GeneThera in implementing and also providing financial assistance while researching for appropriate plans for securing funds to meet the Company requirements for which Setna also introduces financial sources.  Mr. Anthony J. Milici is the Managing Director of Setna Holdings.  Upon the Company’s direction and approval, Setna disseminates information regarding GeneThera to shareholders, brokers, dealers, other investment community professionals, and the general investing public.

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

General and Administrative Expenses:  General and administrative expenses decreased to $379,068 for the twelve months ended December 31, 2007 compared to $739,529 for the same period in 2006.  This decline was due to a decrease in personnel.

Consulting Expenses:  Consulting expenses decreased to $236,757 for the twelve months ended December 31, 2007 compared to $444,420 for the same period in 2006.  The decrease is attributable to the discontinuation of use of marketing consultants traditionally paid in stock of the Company.

Depreciation and Amortization Expense:  Depreciation and amortization expenses decreased to $72,451 for the twelve months ended December 31, 2007 compared to $77,014 for the same period in 2006 primarily due to no new equipment being purchased.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

For the year ended December 31, 2006, the Company reported a net loss of $1,482,571, or $0.07 per share, and $150,000 of revenue as compared with a net loss of $3,794,079, or $0.017 per share, and $190,982 of revenue for the twelve months ended December 31, 2005.

General and Administrative Expenses: General and administrative expenses decreased to $739,529 for the twelve months ended December 31, 2006 compared to $896,696 for the same period in 2005.  The decrease was attributable to the decrease in employees in 2006 due to budget constraints.

Consulting Expenses:  Consulting expenses decreased to $444,420 for the twelve months ended December 31, 2006 compared to $1,952,040 for the same period in 2005.  This decrease is primarily attributed to the elimination of marketing consultants traditionally paid in stock of the Company.

Depreciation and Amortization Expense:  Depreciation and amortization expenses increased to $77,014 for the twelve months ended December 31, 2006 compared to $11,751 for the same period in 2005 primarily due to equipment purchased to expand the lab.

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

ITEM 8 FINANCIAL STATEMENTS

GENETHERA, INC.

AND SUBSIDIARY

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD FROM

OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2007

3 of 66

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

4 of 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

Board of Directors

GeneThera, Inc.

Wheat Ridge, CO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. and subsidiary as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from January 1, 2005 to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative financial statements for the period October 5, 1998 (inception) to December 31, 2004, were audited by other accountants, whose report dated February 28, 2005, expressed an unqualified opinion on those statements however they did express concern regarding the Company’s ability to continue as a going concern. They have not performed any auditing procedures since that date.

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

Jaspers + Hall, PC

Denver, Colorado

October 14, 2008

Balance Sheet – 4

GENETHEERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STATE COMPANY)

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

The accompanying notes are integral part of these financial statements.

5 of 66

Balance Sheet – 5

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

The accompanying notes are integral part of these financial statements

6 of 66

Stmt of Operations – 6

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

The accompanying notes are integral part of these financial statements

7 of 66

Stmt of Changes in Stockholders – 7

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

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

The accompanying notes are integral part of these financial statements

8 of 66

Stmt of Changes in Stockholders – 8

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED DECEMBER 31, 2007

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

The accompanying notes are integral part of these financial statements

9 of 66

Stmt of Changes in Stockholders – 9

GENETHERA, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED DECEMBER 31, 2007

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

The accompanying notes are integral part of these financial statements

10 of 66

Stmt of Cash Flows – 10

GENETHERA, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period from
	Year End December 31,		October 5, 1998
			(inception) to
	2007	2006	December 31, 2007

Cash flows from operating activities:
Net loss	$ (841,829)	$ 1,482,571	$ (15,757,660)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	72,451	77,014	$ 238,031
Compensation in exchange for common stock	439,727	629,970	$ 8,960,311
Beneficial conversion feature			$ 1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(61,467)	(90,990)	$ (129,734)
Accounts receivable Related Parties	17,390	(17,390)	$ 17,390
Reserve for Uncollectible	-	90,000	$ 90,000
Inventory	-	-	$ -
Prepaid expenses	1,890	8,661	$ (110)
Other assets	-	9,736	$ 7,278
Increase in accounts payable
and accrued liabilities	353,752	417,669	$ 1,720,956

Total adjustments	823,743	1,124,670	12,892,112

Net cash used in operating activities	(18,086)	(357,901)	(2,865,548)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)

Cash flows from financing activities:
Bank overdraft			-
Capital contributed as equipment			272,376
Principal payments on notes & leases payable			(240,119)
Payment of lease payable	(12,040)	(2,311)	120,343
Payment for Accrued Salaries	73,350	116,000	189,350
Proceeds from issuance of stock	15,000	90,000	1,908,882
Proceeds from loans payable	(58,262)	152,777	1,632,790
Proceeds from Subscription Receivable	-		100,040
Repurchase of Common Stock	-		(1,610)
Receipt of APIC	-		20,000
Payment of Preferred Dividends	-		(46,338)

Net cash provided by financing activities	18,048	356,466	3,955,714

Net increase (decrease) in cash	(38)	(1,435)	791,094

Cash, beginning of year	234	1,669	-

Cash, end of year	$ 196	$ 234	$ 196

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -		$ 46,758
Cash paid during the period for Taxes	$ -	$ -	$ -

The accompanying notes are integral part of these financial statements

11 of 66

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

12 of 66

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

Loss per Share

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year.  Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2007 and 2006 all common stock equivalents were anti-dilutive and therefore diluted loss per share equaled basic loss per share. The total outstanding warrants of 597,826 and the CEO exercisable option of 2,730,000 would be added into the weighted average common shares if not anti-dilutive in calculating diluted loss per share.

13 of 66

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

PROPERTIES AND EQUIPMENT

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

14 of 66

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

Summary of Warrant activity

	Warrants-Common Share Equivalents	Weighted Average Exercise Price	Warrants exercisable-Common share equivalents	Weighted Average Exercise Price

Outstanding December 31, 2004
Granted	597,826	$0.92	597,826	$0.92
Exercised	0		0
Outstanding December 31, 2005	597,826	$0.92	597,826	$0.92
Granted	0		0
Exercised	0		0
Outstanding December 31, 2006	597,826	$0.92	597,826	$0.92
Granted	0		0
Exercised	0		0
Outstanding December 31, 2007	597,826	$0.92	597,826	$0.92

(1)     In January of 2005, we issued 597,826 warrants to MAG Capital and three affiliated parties of MAG Capital as part of a $1.1    million         convertible note. The warrants carried a term of 3 years and subsequently expired in January of 2008.

Warrants outstanding

                                         Warrants exercisable

Range of Warrant Exercise Price	Warrants-Common Share Equivalents	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life as of 12/31/2007	Warrants-Common Share Equivalents	Weighted average Exercise price
$0.92	597,826	$0.92	.083 years	597,826	$0.92

Option grant summary

	Warrants-Common Share Equivalents	Weighted Average Exercise Price	Warrants exercisable-Common share equivalents	Weighted Average Exercise Price

Outstanding December 31, 2004	0
Granted (1)	597,826	$0.92	597,826	$0.92
Exercised	0		0
Outstanding December 31, 2005	597,826	$0.92	597,826	$0.92
Granted	0		0
Exercised	0		0
Outstanding December 31, 2006	597,826	$0.92	597,826	$0.92
Granted	0		0
Exercised	0		0
Outstanding December 31, 2007	597,826	$0.92	597,826	$0.92
	Options-Common Share Equivalents	Weighted Average Exercise Price	Options exercisable-Common share equivalents	Weighted Average Exercise Price
Outstanding December 31, 2003	0
Granted (2)	1,450,000	$0.25	1,450,000	$0.25
Exercised	0		0
Outstanding December 31, 2004	1,450,000	$0.25	1,450,000	$0.25
Granted (3)	1,280,000	$0.44	1,280,000	$0.44
Exercised	0		0
Outstanding December 31, 2005	2,730,000	$0.34	2,730,000	$0.34
Granted	0		0
Exercised	0		0
Outstanding December 31, 2006	2,730,000	$0.34	2,730,000	$0.34
Granted	0		0
Exercised	0		0
Outstanding December 31, 2007	2,730,000	$0.34	2,730,000	$0.34

Options  outstanding

          Options exercisable

Range of Option Exercise Price	Options-Common Share Equivalents	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life as of 12/31/2007	Options-Common Share Equivalents	Weighted average Exercise price

$0.25	1,780,000	$0.25	3.33	1,780,000	$0.25
$0.50	950,000	$0.50	2.25	950,000	$0.50
Total	2,730,000	$0.34		2,730,000	$0.34

(1)

Issued pursuant to 2004 Senior Officer Option Plan. These options were subsequently recalculated after the Company’s reverse stock split made effective in July 2008. Outstanding options under this plan are now 290 at an exercise price of $1250.

(2)

Issued pursuant to 2005 Employee, Director, and Consultant Option Plan. These options were subsequently recalculated after the Company’s reverse stock split in July 2008. Outstanding options under this plan after the split were 66 at $1250 and all expired in September 2008.

(3)

Issued pursuant to 2005 Employee, Director, and Consultant Option Plan. These options were subsequently recalculated after the Company’s reverse stock split in July 2008. Outstanding options under this plan after the split were 190 at $2500 and expire in September 2010.

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

NOTE 10     RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense when incurred.  The following table illustrates the types of expenses imbedded in the financial statements as costs related to laboratory research, formulation, and design and testing of products and processes as related to the business plan.

   2007

 2006

Consulting

        $

           0                    $            0

Salaries

             144,000

                          144,000

Lease expense

              63,217                             63,217

Depreciation

               11,751

  11,751

Lab expenses

       223

               39,592

Totals

        $   219,191

       $    258,560

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since March 15, 2006, our auditors are Jaspers + Hall, PC.

ITEM 9A CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (The “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Consulting Chief Financial Officer, and Controller. We concluded that our internal controls are ineffective. We will be working on them to improve its effectiveness.

There will be significant changes in our internal controls and in other factors that will definitely affect internal controls positively subsequent to the date we carried out our evaluation.

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

PART III.

ITEM 10 DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the fiscal year ended December 31, 2007, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2007.

15 of 66

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

Name and Principal Position	Year	Salary $	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Tony Milici Chief Executive Officer Tannya Irizarry Chief Financial Officer	2006 2007 2006	144,000 (1) $144,000 (2) 90,000	-	- 45,000 Restricted Shares	-	-	-	-	144,000 144,000 135,000
Tannya Irizarry Chief Financial Officer	2007	90,000	-	45,000 Restricted Shares	-	-	-	-	135,000

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Five Percent Shareholders:
Elmer McNece, Jr.	6,670,000	12.94%
Knight Equity Markets, LP	6,204,528	12.04%
Directors and Executive Officers:
Dr. Antonio Milici (2)	10,068,339	19.54%
Tannya L. Irizarry	735,000	1.43%

All Directors and Executive Officers as a Group (two persons):	10,803,339	21.0%

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

(2)   Includes 300,000 shares subject to operations exercisable within 60 days of December 31, 2007.

16 of 66

SERIES B PREFERRED STOCK

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	%
Antonio Milici	10,068,339	19.54%	1,500,000	50%
Tannya L. Irizarry (3)	735,000	1.43%	1,500,000	50%
All Directors and Officers as a Group (2 persons)	10,803,339	21.0%	3,0000,000	100.0

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

SERIES B PREFERRED STOCK FINANCING

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	%
Antonio Milici (3)	10,068,339	19.54	1,500,000	50.0
Tannya L. Irizarry (4)	735,000	1.43	1,500,000	50.0
All Directors and Officers as a Group (2 persons)	10,803,339	21.0	3,000,000	100.0

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

(3)

On June 15, 2006, Dr. Milici owns 1,500,000 shares of our Series B Preferred Stock.  Dr. Milici is our Chief Executive Officer and Chairman of the Board.  He owns 10,068,339 shares of our common stock.  Pursuant to our Certificate of Designation establishing the Series B Preferred Stock, each share of our currently issued and outstanding Series B Preferred Stock may be converted into ten fully paid and non-assessable shares of our common stock.  On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by twenty (20).  Therefore, Dr. Milici will have the power to vote 40,068,339 shares, effectively giving him absolute voting control of the Company.

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

ITEM 14 PRINCIPAL ACCOUNTING FEESAND SERVICES

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

ITEM 15 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS

EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

EXHIBIT

DESCRIPTION OF DOCUMENT

1.1

Articles of Incorporation of GeneThera, Inc., as amended in the State of Nevada. (6)

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

0.5

Research Consulting Agreement between Xpention Genetics, Inc. and GeneThera, Inc.

0.6

Placement Agent Agreement dated as of May 31, 2004 between Invest Line Securities, LLC and GeneThera, Inc. (4)

0.7

Letter Agreement dated November 22, 2003 between NVO Solutions, Inc. and GeneThera, Inc. (4)

0.8

Resolution Agreement dated August 2004 by and among John Taggart, Family Health News, Inc., and GeneThera, Inc. 4)

0.9

GeneThera, Inc. 2004 Employee, Director, and Consultant Stock Option Plan (6)

0.10

GeneThera, Inc. 2004 Senior Executive Officer Option Plan. (6)

0.11

Subscription Agreement dated as of January 18, 2005 by and between GeneThera, Inc., Mercator Advisory Group, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. (5)

0.12

Registration Rights Agreement dated as of January 18, 2005 by and between GeneThera, Inc., Mercator Advisory Group, LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. (5)

0.13

Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC. (5)

0.14

Warrant to Purchase Common Stock issued to Mercator Momentum Fund, LP. (5)

0.15

Warrant to Purchase Common Stock issued to Mercator Momentum Fund III, LP. (5)

0.16

Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd. (5)

0.17

Industrial Multi-Tenant Lease dated December 4, 2001 between Youngfield Plaza LLC and GeneThera, Inc. (4)

0.18

Amendment to Industrial Multi-Tenant Lease dated December 12, 2004 between Youngfield Plaza LLC and GeneThera, Inc. (6)

0.19

Strategic Alliance Agreement dated November 1, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

0.20

Securities Purchase Agreement dated November 8, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

0.21

Letter Agreement dated March 1, 2005 between 0711005 B.C. Ltd and GeneThera, Inc. (6)

0.22

Mutual Release and Settlement Agreement dated March 1, 2005 between J.P. Turner & Company, L.L.C. and GeneThera, Inc. (6)

21.1

List of Subsidiaries. (6)

0.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

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

17 of 66