Form 10KSB/A
period 2007-12-31
GENETHERA INC
filed 2008-10-17
CIK 1017110

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

Jaspers + Hall, PC

Denver, Colorado

April 18, 2008

Balance Sheet

Assets

	2007	2006

Current Assets
Cash	196	234
Accounts receivable	68,267	6,800
Accounts receivable Related Parties	-	17,390
Prepaid expenses	-	1,890

Total Current Assets	68,463	26,314

Property and equipment	727,428	727,428
Accumulated Depreciation	(436,864)	(364,413)
Property and equipment, net	290,564	363,015

Other Assets
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$ 364,305	$ 394,607

The accompanying notes are an integral part of these financial statements.

Liabilities and Stockholders' Equity

	2007	2006

Current Liabilities
Accounts payable	582,869	594,095
Accrued expenses	968,702	704,724
Leases payable, current portion	-	12,040
Notes payable	150,290	107,552

Total Current Liabilities	1,701,861	1,418,411

Total Liabilities	1,701,861	1,418,411

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 3,000,000 shares issued and outstanding $.001 par value	3,000	2,250
Common stock $.001 par value, 100,000,000 shares authorized;
51,525,849 shares issued and outstanding	51,527	35,476
Additional paid in capital	15,017,704	14,506,428
Deficit accumulated during development stage	(16,409,792)	(15,567,963)

Total Stockholders' Equity	(1,337,556)	(1,023,804)

Total Liabilities & Stockholders' Equity	364,305	394,607

The accompanying notes are an integral part of these financial statements

Statement of Operations

			For the period from
	Year End December 31,		October 5, 1998
	2007	2006	(inception) to
			December 31, 2007
Income
Sales	$ 97,900	$ 150,000	$ 516,649
Research fees	-	-	188,382
Total income	97,900	150,000	705,031

Cost of sales	-	-	(30,352)

Gross profit	97,900	150,000	674,679

Expenses
Other compensation	-	-	3,283,009
Consulting	236,757	444,420	4,820,594
General and administrative expenses	379,068	739,529	3,886,687
Payroll expenses	235,350	306,890	2,104,619
Depreciation	72,451	77,014	475,567
Settlement expense		25,132	82,625
Dividend Payment	15,980		15,980
Lab expenses	223	39,592	294,740
Total expenses	939,829	1,632,578	15,019,535

Loss from operations	(841,929)	(1,482,577)	(14,344,856)

Other income (expenses)
Beneficial conversion expense	-	-	(1,987,991)
Interest expense	-	-	(46,758)
Gain on settlements	-	-	58,203
Other income (expenses), net	100	6	33,675

Net loss	$ (841,829)	$ (1,482,570)	$ (16,409,792)

Loss per common share Basic & Diluted	$ (0.017)	$ (0.065)

Weight Average Shares	50,475,480	22,923,273

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2004	-	-	-	-	18,732,534	18,733	10,146,977	(100,040)	$ (10,413,571)	(347,901)

Shares issued in exchange for convertible notes payable					19,000	19	18,981			19,000

Shares issued for consulting services					2,050,000	2,050	1,965,952			1,968,002

Shares issued to officers					90,000	90	73,260			73,350

Cancellation of Previously issued consulting shares					(15,204)	(15)	(15,945)			(15,960)

Beneficial conversion feature							367,397			367,397

Preferred stock issued	11,000	11					1,099,989			1,100,000

Preferred dividends paid									(46,338)	(46,338)

Repurchase of Common stock					(1,400)	(1)	(1,609)			(1,610)

Shares issued upon conversion of Preferred Shares	(1,400)	(1)			318,182	318	(317)

Additional Paid in capital- related party - note payment							20,000			20,000

Shares issued to employees					15,000	15	12,285			12,300

Shares issued upon conversion of Preferred Shares	(5,000)	(5)			1,086,957	1,087	(1,082)

Satisfaction of Subscription Receivable								100,040		100,040

Net loss for the year 2005									(3,625,483)	(3,625,483)

Balance December 31, 2005	4,600	5			22,295,069	22,296	13,685,888	-	(14,085,392)	(377,203)

Shares issued to officers in lieu of salary                                                                           90,000              90                       12,510                                                                          12,600

Shares issued to replace cancelled certificate-settlement					40,000	40	7,160			7,200

Shares issued for consulting services					700,000	700	87,300			88,000

Share issued to officer					1,500,000	1,500	58,500			60,000

Shares issued for consulting services					5,796,667	5,797	326,003			331,800

Share issued to officer					750,000	750	29,250			30,000

Shares issued for Settlement					600,000	600	35,400			36,000

Shares issued to officers
in lieu of accrued salary					1,600,000	1,600	114,400			116,000

Shares issued for consulting services					4,353,000	4,353	150,017			154,370

Net Loss December 31, 2006									(1,482,571)	(1,482,571)

Balance December 31, 2006	4,600	5	2,250,000	2,250	35,474,736	35,476	$ 14,506,428	-	(15,567,963)	(1,023,804)

Shares issued for consulting services						2,336,500	2,337	87,623		89,960

Shares issued to officers in lieu of salary						1,485,000	1,485	71,865		73,350

Shares issued for consulting services						7,912,001	7,912	255,504		263,416

Shares Sold Officers			750,000	750			14,250			15,000
										-
Shares issued for consulting services						1,855,390	1,855	35,252		37,107

Shares issued for consulting services						2,462,222	2,462	46,782		49,244

Net Loss December 31, 2007									(841,829)	(841,829)

Balance December 31, 2007	4,600	5	3,000,000	3,000	51,525,849	51,527	15,017,704	-	(16,409,792)	(1,337,556)

The accompanying notes are an integral part of these financial statements

Statement of Cash Flows

			For the period from
	Year End December 31,		October 5, 1998
			(inception) to
	2007	2006	December 31, 2007

Cash flows from operating activities:
Net loss	$ (841,829)	$ 1,482,571	$ (15,757,660)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	72,451	77,014	$ 238,031
Compensation in exchange for common stock	439,727	629,970	$ 8,960,311
Beneficial conversion feature			$ 1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(61,467)	(90,990)	$ (129,734)
Accounts receivable Related Parties	17,390	(17,390)	$ 17,390
Reserve for Uncollectible	-	90,000	$ 90,000
Inventory	-	-	$ -
Prepaid expenses	1,890	8,661	$ (110)
Other assets	-	9,736	$ 7,278
Increase in accounts payable
and accrued liabilities	353,752	417,669	$ 1,720,956

Total adjustments	823,743	1,124,670	12,892,112

Net cash used in operating activities	(18,086)	(357,901)	(2,865,548)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)

Cash flows from financing activities:
Bank overdraft			-
Capital contributed as equipment			272,376
Principal payments on notes & leases payable			(240,119)
Payment of lease payable	(12,040)	(2,311)	120,343
Payment for Accrued Salaries	73,350	116,000	189,350
Proceeds from issuance of stock	15,000	90,000	1,908,882
Proceeds from loans payable	(58,262)	152,777	1,632,790
Proceeds from Subscription Receivable	-		100,040
Repurchase of Common Stock	-		(1,610)
Receipt of APIC	-		20,000
Payment of Preferred Dividends	-		(46,338)

Net cash provided by financing activities	18,048	356,466	3,955,714

Net increase (decrease) in cash	(38)	(1,435)	791,094

Cash, beginning of year	234	1,669	-

Cash, end of year	$ 196	$ 234	$ 196

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -		$ 46,758
Cash paid during the period for Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

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

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The provision is effective no later than the end of fiscal

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

years ending after December 15, 2005.  The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

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

NOTE 2        ACCOUNTS RECEIVABLE

The Company has an outstanding Accounts Receivable to a related party as follows:
	2007	2006
Receivable with no interest, due on demand, unsecured.	$0	$17,390
Less Current Portion	(0)	(17,390)

Total Accounts Receivable- related party	$0	$0

There was no interest revenue related to this obligation for the years ended December 31, 2007 and 2006. This transaction is with a related party as an officer of GeneThera, Inc. is a one-third owner of GTI Corporate Transfer Agents, LLC. GTI  paid GeneThera operations expenses in the beginning of 2006.

The receivable of $90,000 for Xpention Genetics was written off to bad debt and reserve for uncollectible debt.

NOTE 3

PROPERTIES AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Office Equipment	$84,344	$84,344
Laboratory Equipment	643,084	643,084

Total	727,428	727,428
Less: Accumulated Depreciation	(436,864)	(364,413)

Net Property & Equipment	290,564	363,015

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

Total lease expense for the years ended December 31, 2007 and 2006 was $54,405, and $62,823, respectively.

Capital Leases

The Company’s property under capital leases is included in property and equipment (See Note 3) and is summarized as follows:

	2007	2006
Laboratory Equipment	$31,574	$31,574
Computer	2,672	2,672

Total	34,246	34,264
Less: Accumulated Depreciation	(23,077)	(23,077)

Net Assets Under Capital Leases	$11,169	$12,760

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2007 were as follows:
	Operating Leases	Capital Leases
2008	0	0
2009	0	0
2010 and thereafter	0	0

Less amount representing interest	$0	0
Present value of minimum lease payments		0
Less current portion		0
		(0)
Long-term portion of capital lease payable		$0

Total interest expense, including late fees, under capital leases was $0 and $3,828 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5

LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:
	2007	2006
Loan payable with no interest, due on demand, unsecured	105,290	107,552
Less current portion	(0)	(0)

Total current loan payable- related party	$105,290	$107,552

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

NOTE 6

STOCKHOLDERS’ EQUITY (DEFICIT) - continued

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

NOTE 6

STOCKHOLDERS’ EQUITY (DEFICIT) - continued

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

NOTE 8

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

	2007	2006
Consulting	0	0
Salaries	144,000	144,000
Lease Expense	63,217	63,217

Depreciation	11,751	11,751
Lab Expenses	223	39,592

Totals	$219,191	$258,560

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since March 15, 2006, our auditors are Jaspers + Hall, PC.

ITEM 9A CONTROLS AND PROCEDURES

Dr. Tony Milici, Our Chief Executive Officer (“CEO”), and Tannya L. Irizarry, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007 and each has concluded that such disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our periodic  reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management as appropriate to allow for timely decisions regarding required disclosure. We will be working on them to improve their effectiveness.  Therefore, there will be significant changes in our internal controls and in other factors that will definitely and positively affect internal controls subsequent to the date we carried out our evaluation.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal controls over financial reporting many not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the r isk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment was based on criteria established in the framework Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was ineffective as of December 31, 2007.

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

No other officer or director received in excess of $100,000 for the years ending December 31, 2007 and 2006.

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

(3)Ms. Irizarry is married to Dr. Antonio Milici.  Therefore, she has a beneficial interest in his shares.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

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

0.6

Placement Agent Agreement dated as of May 31, 2004 between Invest Line Securities, LLC and GeneThera, Inc. (4)

0.7

Letter Agreement dated November 22, 2003 between NVO Solutions, Inc. and GeneThera, Inc. (4)

0.8

Resolution Agreement dated August 2004 by and among John Taggart, Family Health News, Inc., and GeneThera, Inc. (4)

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