Form 10-Q
period 2008-09-30
GENETHERA INC
filed 2008-11-19
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September  30, 2008

Commission File No. 000-27237

GENETHERA, INC.

(Exact name of small Business Issuer as specified in its Charter)

Nevada                                   65-0622463

(State or Other Jurisdiction of              (I.R.S. Employer

Incorporation or Organization)            Identification Number)

3930 Youngfield Street, Wheat Ridge CO              80033

(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   (303) 463-6371

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

Yes [  ]

No [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 559,594 Shares of $.001 par value Common Stock outstanding as of September 30, 2008 and Series A 4,600 Shares, and Series B 7, 470,000 shares of $.001 par value Preferred Stock outstanding as of September 30, 2008.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENETHERA, INC.

AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

UNAUDITED

W. T. UNIACK & CO. CPA’S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1003 Weatherstone Pkwy., Ste. 320     12600 Deerfield Pkwy., Ste 100

Woodstock, GA  30188       Alpharetta, GA  30004

Phone: 770-592-3233       Phone: 678-566-3774

_____________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeneThera, Inc.

White Ridge, CO

We have reviewed the accompanying balance sheet of GeneThera, Inc. as of September 30, 2008, and the related statements of operations and cash flows for the three to nine month periods ended September 30, 2008. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

W.T. UNIACK & CO, CPA’s, P.C.

November 19, 2008

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheet September 30, 2008

3

Consolidated Statements of Operations for September 30, 2008 and 2007

5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the

Period ended September 30, 2008

6

Consolidated Statements of Cash Flows for September 30, 2008 and 2007

7

Notes to Consolidated Financial Statements

8

Genethera, Inc. And Subsidiary

Consolidated Balance Sheets

Assets

	Unaudited
	September 30, 2008	December 31, 2007

Current Assets
Cash	$ 22	$ 196
Accounts receivable - less reserve for uncollectible amount	822	68,267

Total Current Assets	844	68,463

Property and equipment	727,428	727,428
Accumulated Depreciation	(489,871)	(436,864)
Property and equipment, net	237,557	290,564

Other Assets
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$ 243,679	$ 364,305

Read report and notes to financial statements

Genethera, Inc. And Subsidiary

Consolidated Balance Sheets

Liabilities and Stockholders' Equity

	Unaudited
	September 30, 2008	December 31, 2007

Current Liabilities
Accounts payable	$ 239,526	$ 582,869
Accrued expenses	930,408	968,702
Note payable	-	150,290

Total Current Liabilities	1,169,934	1,701,861

Total Liabilities	1,169,934	1,701,861

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 7,470,000 shares issued and outstanding $.001 par value	7,470	3,000
Common stock $.001 par value, 100,000,000 shares authorized;
559,594 shares issued and outstanding	560	10
Additional paid in capital	18,963,209	15,069,221
Deficit accumulated during development stage	(19,897,499)	(16,409,792)

Total Stockholders' Equity	(926,255)	(1,337,556)

Total Liabilities & Stockholders' Equity	$ 243,679	$ 364,305

Read report and notes to financial statements

Genethera, Inc. and Subsidiary

Consolidated Statements of Operations

For the Period from October 5, 1998 (Inception) to September 30, 2008

Unaudited

					For the period from
	3 month period ended September 30,		9 month period ended September 30,		October 5, 1998
	2008	2007	2008	2007	(inception) to
					September 30, 2008
Income
Sales	$ -	$ 30,000	$ 10,822	$ 60,000	$ 527,471
Research fees			-	-	188,382
Total income	-	30,000	10,822	60,000	715,853

Cost of sales	0	0	-	-	(30,352)

Gross profit	-	30,000	10,822	60,000	685,501

Expenses
Other compensation	-		-	-	3,283,009
Consulting	2,880,055	14,404	2,957,139	222,765	7,777,733
General and administrative expenses	163,076	87,759	312,560	307,777	4,204,278
Payroll expenses	58,500	58,500	175,500	176,850	2,280,119
Depreciation	17,206	18,050	53,007	54,512	489,871
Settlement expense	-	-	-	-	82,625
Impairment of long-lived asset	-	-	-	-	55,714
Bad debt expense					-
Lab expenses	99	149	323	160	16,303
Total expenses	3,118,936	178,862	3,498,529	762,064	18,484,392

Loss from operations	(3,118,936)	(148,862)	(3,487,707)	(702,064)	(17,798,891)

Other income (expenses)
Beneficial conversion expense	-		-	-	-
Interest expense			-	-	(1,987,991)
Gain on settlements			-	-	(46,758)
Other income (expenses), net		(100)	-	(100)	58,203

Net loss from continuing operations	(3,118,936)	(148,962)	(3,487,707)	(702,164)	(19,775,437)
Gain (loss) from disposal of subs					-
Loss from discontinued operations			-	-	(122,065)

Net loss	$ (3,118,936)	$ (148,962)	$ (3,487,707)	$ (702,164)	$ (19,897,499)

Loss per common share Basic & Diluted	$ (13.981)	$ (15.777)	$ (42.316)	$ (83.057)
Weight Average Shares	223,085	9,442	82,421	8,454

Read report and notes to financial statements

GeneThera, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ equity (Deficit)

For the period ended September 30, 2008

Unaudited

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2007	4,600	$ 5	3,000,000	$ 3,000	10,305	$ 51,527	$ 15,017,704	$ -	$ (16,409,792)	(1,337,556)

Shares issued for consulting services					850	4,251	82,223			86,474
										-
Shares issued for rent					144	718	13,645			14,363

Shares issued for rent					328	1,642	16,781			18,423

Shares issued for consulting services					968	4,839	469,052			473,891

Additional paid in Capital - Reverse Split						(62,964)	62,964			-

Shares issued to Officer			4,500,000	4,500			175,500			180,000

Shares issued for rent					1,231	1	15,964			15,965

Shares issued for consulting services					245,768	246	3,109,646			3,109,892

Converted Shares			(30,000)	(30)	300,000	300	-270

Net Loss September 30, 2008									(3,487,707)	(3,487,707)

Balance September 30, 2008	4,600	$ 5	7,470,000	$ 7,470	559,594	$ 560	$ 18,963,209	$ -	$ (19,897,499)	$ (926,255)

Read report and notes to financial statements

GeneThera, Inc. and Subsidiary

(Development Stage Company)

Consolidated Statements of Cash Flows

For the period from October 5, 1998 (Inception) to September 30, 2008

Unaudited

			For the period from
	9 month period ended September 30,		October 5, 1998
			(inception) to
	2008	2007	September 30, 2008

Cash flows from operating activities:
Net loss	$ (3,487,707)	$ (702,164)	$ (19,897,499)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	53,007	54,512	489,871
Bad Debt Expense		(90,000)	0
Compensation in exchange for common stock	3,719,008	463,833	12,867,007
Beneficial conversion feature	-	-	1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	67,445	(117,267)	820
Accounts receivable Related Parties	-	(11,360)	0
Reserve for Uncollectible
Inventory	-	-	0
Prepaid expenses	-	(110)	0
Other assets	-	-	5,278
(Increase) Decrease in account payable
and accrued liabilites	(381,637)	196,304	1,169,934

Total adjustments	3,457,823	675,912	16,520,900

Net cash used in operating activities	(29,884)	(26,252)	(3,376,599)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)

Cash flows from financing activities:
Bank overdraft	-	-	-
Capital contributed as equipment	-	-	272,376
Principal payments on notes & leases payable	-	(10,210)	(240,119)
Payment of lease payable
Payment for Accrued Salaries
Proceeds from issuance of stock	180,000	-	2,088,882
Proceeds from Payments of loans payable	(150,290)	21,384	1,482,500
Proceeds from Subscription Recievable	-	-	100,040
Repurchase of Common Stock	-	-	(1,610)
Reciept of APIC	-	-	20,000
Payment of Perfered Dividends	-	-	(46,338)
Sale of Preferred		15,000

Net cash provided by financing activities	29,710	26,174	3,675,731

Net increase (decrease) in cash	(174)	(78)	60

Cash, beginning of year	196	234

Cash, end of year	$ 22	$ 156	$ 22

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$ -	$ -	$ 46,758
Cash paid during the period for Taxes	$ -	$ -	-

Read report and notes to financial statements

 GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

SEPTEMBER 30, 2008

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

              Office Equipment

39,891

Furniture & fixtures

1,465

Laboratory equipment

  643,084

727,428

Less accumulated depreciation

(489,871)

$237,557

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $53,007 and $54,512 respectively.

NOTE 5           NOTE PAYABLE

For the periods ended September 30, 2008 and December 31, 2007, the Company had a balance in note payable of $0 and $150,290 respectively.  The note was paid down with the last contract the Company had with NIH issued of common stock after the split.

NOTE 6           COMMITMENTS AND CONTINGENCIES

During the quarter a judgment was levied against the Company.  The amount is still undetermined however, it’s the Company’s belief that it will approximate a loss of at least $500.000 plus.  This has not been accrued in the financial statements.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

UNAUDITED

NOTE 7

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

In July 2008, the Company issued 134 shares valued at $2,412 for rent of the facility of operations and resulted in an immediate charge to operations.

In July 2008, the Company issued 35,134 shares valued at $647,484 for consulting services of operations and resulted in an immediate charge to operations.

In August 2008, the Company issued 134 shares valued at $2,479 for rent of the facility of operations and resulted in an immediate charge to operations.

GENETHERA, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

UNAUDITED

In August 2008, the Company issued 8,231 shares valued at $134,774 for consulting services of operations and resulted in an immediate charge to operations.

In September 2008, the Company issued 963 shares valued at $11,075 for rent of the facility of operations and resulted in an immediate charge to operations.

In September 2008, the Company issued 202,403 shares valued at $2,327,634 for consulting services of operations and resulted in an immediate charge to operations.

As of September 30, 2008, there were 559,594 shares of our common stock issued and outstanding.

Preferred Stock

As of September 30, 2008, there were 4,600 shares of our Series A, Convertible Preferred Stock (“Series A”) issued and outstanding, and 7,470,000 shares of our Series B, Convertible Preferred Stock (“Series B”) were issued and outstanding.

Reverse Stock Split

As of July 9, 2008, the Company did a reverse stock split of one-for-five thousand (1:5,000) reverse split of it common stock.  After the reverse split, the Company has 12,595 shares outstanding.  All Per Share amounts in the accompanying financial statements have been adjusted for the reverse split.

Converted Stock

As of July 11, 2008, the Company converted 20,000 Preferred B Stock to 200,000 Common Stock.

As of September 26, 2008, the Company converted 10,000 Preferred B Stock to 100,000 shares of Common Stock.

NOTE 8

GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the periods ended September 30, 2008 and 2007, the Company showed operating losses of $3,487,707 and $702,164 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,169,090 for the nine months ended September 30, 2008.

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

RESULTS OF OPERATIONS

Gross profits for the nine-month period ended September 30, 2008 were $10,822 compared to $60,000 for the same period last year. Personnel (salaries) decrease from $176,850 for the prior nine month period ending September 30, 2007 to $175,500 for the nine month period ending September 30, 2008.  Professional expenses (consulting and professional fees) comparing the nine month period ending September 30, 2008, to the nine month period ending June 30, 2007, increase from $222,765 to $2,957,139 with the increase attributable to stock issued for consulting and professional services received throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $22 as of September 30, 2008. Accounts receivable as of September 30, 2008 was $822. It is estimated that it will require outside capital for the remainder of fiscal year 2008 for the commercialization of GeneThera's molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

 Item 3.  GENETHERA PLAN OF OPERATION

Background

In November 2007, GeneThera, Inc. reincorporated in the State of Nevada due to a third party which purchased the GeneThera Florida Charter in order to blackmail our Company for $80,000. We had a special meeting with three shareholders where it was unanimously resolved for GeneThera to transfer its Charter to the State of Nevada as soon as possible in order to recognize our new incorporation on our next SEC filing. The reinstatement was completed by January 2008. GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E.coli (predominantly cattle) and Johne's disease (predominantly dairy cattle and bison) diagnostics are in development. GeneThera is making a pivotal shift from a Research and Development organization into a product marketing and revenue generating entity.  The company strategy that we maintained from inception to our recent reverse split (July, 2008) had been one of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that with recent announcements the company is positioned to move from a developmental stage to a product oriented stage.

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

Our recent developments include the progress we are making in regards to our Johne's Disease validation trials scheduled to begin in collaboration with the Universidad National Autonoma de Mexico, a prominent state university in Mexico City. Our joint venture with Nutricion Avanzada, (the joint venture created a new company Applied Genetics. Applied Genetics is the marketing arm of GeneThera for the Mexican marketing of our Johne's Disease testing service and subsequent Vaccine, (which is currently under development) has been in contact with several major ranchers throughout Mexico, and the overwhelming response from the ranchers has been an outcry for help in detecting and eliminating Johne's Disease which is running rampant in their herds. Government approval and recommendation is expected to occur quickly once the validation trials are complete. The validation trials should be complete within 3-4 months from start. We will be conducting paid testing on a limited basis during the validation trials.

The recent signing of our agreement with STC.UNM (the technology development arm of The University of New Mexico) for the genetic vaccine they have developed and patented for E.Coli 0157:h7 has thrust GeneThera into the global spotlight. The vaccine acts on a genetic level to inhibit the growth and shedding of the deadly E.Coli 0157:h7 bacteria from cattle. The vaccine has already passed initial animal trials and is now set to enter the clinical trial phase. We are currently seeking partnerships for the completion of the clinical trials and subsequent taking of the finished vaccine to market. Due to the specific genetic makeup of the vaccine, we expect the clinical trials to be completed within 9-12 months from start. This is 3 to 5 times faster than a standard vaccine might take.

GeneThera is working with The Goldsmith Group LLC for continued improvement of the company image and support for its shareholders. The Goldsmith Group is a private PR and Marketing firm whose members have extensive experience in the managing and marketing of both private and publicly traded firms throughout the US and Canada. They have been charged with improving the company website, creating new marketing and information materials for shareholders and partners, and presenting our company to a new group of potential shareholders.

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

No matters were submitted to a vote of security holders as of September 30, 2008.

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

A.2

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

                99.1       Certification of the President and Chief Executive Officer

                99.2       Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 19Th day of November, 2008.

GENETHERA, INC.

By:  s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on November 19, 2008:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer and Director (principal executive officer)
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)
/s/ Thomas Slaga Thomas Slaga	Director

EXHIBIT 31.1

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-Q for the fiscal quarter ended September 30,

     2008 of GeneThera, Inc.;

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

Date:  November 19, 2008

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify that:

1.   I have reviewed  this Form 10-QSB for the fiscal year ended  September 30,

     2008 of GeneThera, Inc.;

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

Date:  November 19, 2008

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 32.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended September 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:

Antonio Milici

Title:

Chief Executive Officer

Date:

November 19, 2008

Exhibit 32.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended September 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/ Tannya L Irizarry

Name:

Tannya L Irizarry

Title:

Chief Financial Officer (Interim)

Date:

November 19, 2008