Form 10-K
period 2008-12-31
GENETHERA INC
filed 2009-04-16
CIK 1017110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number:
000-27237

GeneThera, Inc.
(Exact name of registrant as Specified in its Charter)

Nevada						65-0622463
(State or Other Jurisdiction of	(Internal Revenue Service
Incorporation or Organization)	Employer Identification Number)

5255 Marshall Street
Arvada, CO									80002
(Address of Principal Executive Offices)		(Zip Code)

Registrant telephone number, including area code:
(303) 463-6371

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

	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):
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

		As of December 31, 2008, the registrant had 2,265,816 shares of its common stock ($.001 par value) outstanding.

The issuer?s revenue for its most recent fiscal year was $10,822.00

The aggregate market value of the issuer?s voting stock held by non-affiliates of the issuer as of December 31, 2008 was $2,250,000.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GeneThera, Inc. (we or the Company), formerly known as Hand
Brand Distribution, Inc., was incorporated in November 1998, under the laws of the State or Florida. We transferred our state of incorporation under the laws of the State of Nevada in November 2007. This corporate action was finalized in January 2008. No shareholder approval was obtained for the transfer of our state of incorporation. The abovementioned corporate action protected the best interest of our long-term shareholders? investments when our Charter in Florida was in jeopardy. Our main focus was to guard their investment in GeneThera. Our Common Stock currently trades on the Pink Sheets OTC Over-The-Counter (PS) under the symbol GTHR.
Our executive offices are located at 5255 Marshall Street Arvada, CO 80002 and our telephone number is 303-463-6371.

For the fiscal year 2008 the Company had one subsidiary, GeneThera, Inc., a Colorado corporation, (GeneThera).

BUSINESS OVERVIEW

GeneThera, Inc., a Nevada corporation, was formerly known as Hand Brand Distribution, Inc., and was incorporated in November 1998 under the laws of the State of Florida. In January 2008, the Company finalized the transfer of their State of Incorporation under the laws of the State of Nevada. The Company, without the approval from their shareholders, proceeded to change the state of incorporation in order to protect the investments of their long-term shareholders and its investors. The Company failed to file an Information Statement on the Schedule 14C and a Current Report on Form 8-K to notify the shareholders about the changes. The Company was rushed to incorporate elsewhere due to its Charter being taken by another entity which had nothing to do with GeneThera, Inc. It was a corporate action done under pressure. We will always be grateful for all the shareholders who noticed the purchase of our Charter and notified us about it. We are not currently in any regulatory or clinical trials for any of the tests we have developed to date. The molecular tests developed by GeneThera are in a validation phase. We currently have no sales, marketing or distribution capability. GeneThera has no plans, in the immediate future, to offer any veterinary services in the United States.

Our independent auditors have expressed some doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2007. For the years ended December 31, 2008 and 2007, our operating losses were $1,988,707 and $841,829 respectively. Our current liabilities exceeded current assets by $1,866,660 and $1,633,398 for the years ended December 31, 2008 and 2007, respectively.

Up until 2002, GeneThera, Inc. was a privately held Colorado corporation (GeneThera Colorado). The Board of Directors at that time determined it would be in the best interests of the Company to become a publicly traded company in order to facilitate the business goals and objectives of the Company. That led to negotiations with the Board of Hand Brand Distribution to effect a reverse acquisition. The negotiations were on an arms-length basis at the time and results in the reverse acquisition being completed in October 2003 with the distribution of shares to Dr. Milici for the acquisition from him of GeneThera, Inc. A total of 9,270,000 (after
 2:1) shares were issued as consideration for the sale of the private corporation. GeneThera received all the assets of GeneThera Colorado including all laboratory equipment, laboratory supplies, research and development, processes, and intellectual property.

We are a biotechnology company that develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health. We are in the development stage and have not generated significant revenues since our organization. Since June 2005, we had research contracts with Xpention Genetics, LLC for the development of a molecular test for early detection of cancer in dogs and the development of a molecular test for early detection of cancers in humans Stage 1. GeneThera business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAX?, a highly efficient purification technology. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. It also allows for the efficient, effectives, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today ? all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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


BUSINESS MODEL

DESCRIPTION OF TECHNOLOGIES

Summary. GeneThera animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAX?, a highly sophisticated purification system that removes contaminating particles from biological fluids. The first part of this platform is the ongoing development of molecular diagnostic assay solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals. The second part of the ITP is the development of therapeutic vaccines using RNA interference technology. Interference RNA technology is a new technique that is based on the use of short RNA sequences complementary to a specific target gene. Once the RNA sequence binds to the gene, the gene is deactivated or ?silenced? and no longer able to produce the specific protein. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. These facts distinguish the technology from any alternative testing and management methodology available to agriculture today ? all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

Each individual assay utilizes the propriety Field collection System
(FCS) for the collection and transportation of blood samples to GeneThera laboratory. This system consists of two (2) tubes. A 5ml red cap tube containing 1ml anticoagulant solution and a 10ml white cap tube containing 2ml of a cell lysing and RNA extraction solution. One (1) ml of blood is collected from the animal and added to the red cap tube and then the entire content of the red cap tube is immediately transfer to the white cap tube. The FCS allows GeneThera to maintain the integrity of each sample by the addition of specific reagents to test tubes contained in the system. GeneThera FCS is designed to be an easy-to-use method of gathering blood samples from harvested or domesticated animals. It ensures consistency of samples as well as increased assurance of each sample?s integrity.

We are also continuing our research to develop vaccines for Chronic Wasting Disease and Johnes disease. The Company will need the approval of the USDA before the vaccines can be manufactured or sold. The approval process for animal vaccines is time-consuming and expensive. We anticipate that such approval, if it is obtained, may require more than $5 million and may require more than one year for each vaccine for which approval is sought. Currently, we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all. In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera integrated technology platform is the foundation for fast-track rDNA vaccine development. At the present stage we are working on the development of a recombinant DNA vaccine for transmissible spongiform encephalopathy (TSE) and Johnnes disease. Transmissible Spongiform Encephalopathy (TSE) is a group of invariably fatal neurodegenerative diseases that include Scrapie in sheep, Bovine Spongiform Encephalopathy (BSE) in cattle, Chronic Wasting Disease (CWD) in elk and deer, and Kuru Disease and variant Creutzfeld-Jacob Disease (vGCD) in humans. The pathological effects of the disease occur predominantly in the CNS (central nervous system) where the predominant hallmark is accumulation of an abnormally folded isoform of the prion protein (PrPsc). Johnne?s Disease is a chronic debilitating infectious disease of ruminants, characterized by weight loss and, particularly in cattle, by profuse diarrhea. The casual agent is a bacterium, Mycobacterium avium subspecies paratuberculosis. Infected animals may show no sign of the disease until years after the initial infection. Johnes is a slow, progressive disease with worldwide distribution.

Both vaccine developments are in the in vitro or pre-clinical stage. We expect to initiate experimental animal studies for Johnnes disease in the next 12 months. A longer time frame (24 months) will be needed to initiate experimental animal studies for TSE. ITP combines the following technologies: 1) gene expression technology or GES; 2) viral DNA purification technology or PURIVAX? technology; 3) genetically engineered Adenovirus(rAD) and recombinant Adeno Associate Virus (rAAV) systems (vectors). This integrated technology platform yields fast-track vaccine development. Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within four to six months versus the current standard of 18 to 24. We estimate that the cost to bring these vaccines to market is $2-5 million. There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to over the government regulations involved in bringing such a product to market. The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GES assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working. F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s). We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GES SYSTEM

GES is a proprietary assay development system. GES was developed in 2001. To date, the system has been used to develop our TSE molecular assay. GES is a gene expression system to be used solely in our laboratory and will not be marketed for commercial sale. The core of GES is Fluorogenic Polymerase Chain Reaction technology (F-PCR). GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system. This system results in minimal intervention and non post-PCR manipulation.
GES is a molecular genetic base system that utilizes fluorogenic Polymerase chain reaction (F-PCR). Fluorogenic PCR (F-PCR) is a technology based on sequence specific hybridization between a nucleic acid target and a fluorogenic probe, a short sequence of DNA chemically treated to generate light at a specific wavelength, complementary to the target sequence. The probe consists of an oligonucleotide, a short synthetic DNA molecule, with two fluorescent molecules ( a reporter and quencher dye) attached to both ends of the oligonucleotide. Due to the unique design of the Fluorogenic probe, the activity of the Taq Polymerase enzyme allows direct detection of PCR products by the release of the fluorogenic reporter during PCR. The reporter and the quencher dye are linked at the end of the probe. When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence. During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site. The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region binds to the target.
If the probe is not bound then no cleavage occurs. After cleavage, the shortened probe dissociates from the target and the polymerization of the DNA strand continues. This process occurs in every cycle and does not interfere with the exponential accumulation of the product. The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated. The specificity of this 5? nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur. Thus, the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR. No signal is generated by non-specific amplification.


To perform GES, specific laboratory equipment is needed. This involves some substantial initial costs to set up the laboratory operations. We have performed this substantial set up and are fully operational to perform GES. We currently have the entire specific equipment necessary to further development. However, the use of F-PCR represents a great advantage over other available systems because of its greater sensitivity, speed, and accuracy.

The Automated Nucleic Acid Workstation is a highly flexible robotic system that extracts and purifies acids from a variety of complex samples, preparing them for F-PCR analysis. Data management system software includes a database to manage all run phases and record sample processing.

The Sequence Detection System detects the fluorescent signal generated by the cleavage of the reporter dye during each PCR cycle. This process confers specificity without the need of post-PCR hybridization. Most importantly, the SDS offers the advantage of monitoring real-time increases in fluorescence during PCR processing. Specifically, monitoring real-time progress of the PCR completely changes the approach to PR-based quantitation of DNA and RNA, most particularly in improving the precision in both, detection and quantitation of DNA and RNA targets.


GeneThera currently faces limited competition in the use of F-PCR technology and the modular unit concept for commercial testing of either infectious disease is animals or food pathogen contamination. Currently, most labs utilize conventional microbiology, immunological or conventional PCR methods for either veterinary diseases or food pathogen contamination detection. Specific to microbiology and immunological techniques, the drawbacks of these approaches are:

1. the antibodies-based culture media used to detect the presence of infectious diseases has a low level of sensitivity;
2. high background due to non-specific binding of antibodies
3. and/or culture contamination; sample preparation and storage creates artifacts; and long, cumbersome protocols necessary to perform these tests.

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

PURIVAX? TECHNOLOGY

GeneThera has developed a large-scale process for highly purified and high viral titer (viral concentration) Adenovirus and AAV genetically engineered viruses. This technology enables GeneThera to develop Adenovirus and AAV-based recombinant DNA vaccines for veterinary diseases and food pathogens.

GeneThera?s PURIVAX? is a purification system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors. PURIVAX? is intended to completely eliminate toxic side effects associated with Adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines. Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful fool for an innovative vaccine design process known as genetic immunization.

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

This is the significant of GeneThera PURIVAX?, rAD and rAAV system for rDNA vaccine development. Succinctly stated, it is designed to be able to achieve both high purity and high viral titer (up to 10e16 viral particles/eulate) based on its propriety multi-resin anion exchange chromatography system. GeneThera believes that biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.

DEVELOPMENTS TO DATE:

 GeneThera is a biotechnology company that develops molecular tests and DNA vaccines for animal diseases. Listed below is a description of the different stages of development achieved for the different projects the company is currently working on.

CWD/BSE TEST

GeneThera has developed a molecular test for the detection of Chronic Wasting Disease (CWD). This test measures the level of RNA of a genetic marker, EDRF that is found to be at low levels in animals affected by the disease. The same marker is also found at low levels in animals infected with BSE. Chronic Wasting Disease and Mad Cow Disease is both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE). We have analyzed a total of 300 samples of elk and deer blood obtained from CWD free animals, suspected CWD positive depopulated herds, and experimentally infected animals. Samples were collected using the FCS and processed according to our protocol for extraction of total RNA from blood.

Our results have shown that both the clinical stage experimentally infected sample (CWD+) and one of the samples (#54) from the suspected CWD+ herd have a dramatic reduction in the level of expression of EDRF in blood. The remaining samples obtained from the same depopulated herds? shows a profile of the level of expression of the EDRF gene identical to our negative control (CWD-).

These results suggest 1) a correlation between the presences of clinic signs of CWD and a significant reduction of the level of expression of EDFR in blood; 2) the indication that the down regulation of EDRF in blood may represent an early sign of CWD infection at a preclinical stage.

We believe that EDRF is a very useful genetic marker to detect the presence of TSE in the blood of infected live animals. We also believe that EDRF is an indicator of the presence of Transmissible Spongiform Encephalopathy (TSE) at an early stage of infection prior to the detection of the disease in the brain. However, additional studies are required to determine the time course correlation between the reduction in the level of expression of the EDRF gene and pre-clinical and clinical signs of TSE.

JOHNES?S TEST

GeneThera has developed a molecular test for the detection of Johnes disease, in blood. Johnes disease is a bacterial disease caused by Mycobacterium Paratuberculosis (MAP) in blood; which affects primarily dairy cows. Blood from uninfected cows was spiked with different concentrations of MAP. The Bacterial DNA was isolated using standard DNA extraction procedures and analyzed using the Real Time PCR technology. Using this methodology, we can detect the presence of twenty (20) bacterial particles from 1ml of blood. We believe our test will be very useful for early diagnosis of MAP infected cows. However, we have not yet tested blood from naturally infected Johnes animals. Additional studies are therefore necessary to determine the efficacy of our test in naturally infected animals.

PRODUCTS UNDER DEVELOPMENT:

DNA VACCINES

We are currently developing two (2) DNA vaccines. One vaccine targets Johnes disease; the other is related to TSE. GeneThera approaches to develop these vaccines are based on the use of PURIVAX? technology, genetically engineered Adenoviral and AAV, and silencing RNA technology (iRNA). Phase 1 clinical trial has been successfully completed and is in the process of initiating Phase 2 trials.

DISEASE DNA VACCINE

GeneThera is developing a vaccine for Johnes disease using
Adenoviral genetically engineered virus and PURIVAX? technology. To date, we have modified the Adenovirus by inserting a gene of the MAP bacterium responsible for triggering the infection in blood cells. Using PURIVAX? the genetic construct has been purified and characterized.

TSE DNA VACCINE

The company strategy to develop a TSE vaccine is based on the use of iRNA technology. To date, we have isolated a specific sequence of the prion protein gene. Our initial experiments indicate that our system is capable to generate a reduction in the expression of the prion protein gene of about seventy percent. Our next step will be to genetically alter the Adenovirus by inserting this specific sequenced and characterize the construct using PURIVAX. The vaccine is still in an in vitro or preclinical stage.

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

FUTURE DEVELOPMENT PLANS

It is GeneThera intention to continue with the research and development and validation of the molecular tests and DNA vaccines. Future plans comprises in initiating validation procedures for both, TSE and Johnes disease molecular test. These validation protocols will be performed in Italy and Mexico. At the present time, we do not plan to initiate any validation protocol in the United States.

In parallel, we will continue R&D phases for both the Johnes disease and TSE DNA vaccine. We plan initiating an experimental animal protocol to determine the safety of our vaccines. We estimate that the experimental animal protocol may take up to a year. We project to initiate the experimental animal studies within 12-24 months.

MARKET STRATEGY

GeneThera goal is to focus on the international market for the commercialization of its animal testing platform. We are in the process of setting up an animal testing laboratory in Monterrey Mexico. The company has no plans, in the immediate future, to offer any Veterinary Services in the United States.

 However, if GeneThera decides to initiate animal testing in the United States, commercialization of its diagnostic tests will not require approval process from the USDA. All tests will be done utilizing the blood of animals that can be collected in the field using the Company proprietary Field Collection System (FCS). The collected blood is then sent to GeneThera laboratory for testing. Since all of the testing is done in house, meaning tested at laboratories operated by GeneThera and using GeneThera developed testing methods, the USDA deems GeneThera test to be under the category of Veterinary Services. The regulations on Veterinary Services are much different that that of third party testing. Veterinary Services specifically mentioned by GeneThera are tests developed and performed in house. The USDA through APHIS regulates Veterinary Biologicals (vaccines bacterins, antisera, diagnostic kits and other product of biological origin) APHIS regulates veterinary biologics available for the diagnosis prevention and treatment of animal disease to ensure the products are pure, safe, potent and effective. GeneThera molecular tests are not diagnostics kits and therefore do not fall under the Veterinary Biologics category.

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

COMMERCIAL PRODUCTS

RESEARCH AND DEVELOPMENT SERVICES

Molecular, Cellular, Viral Biology Research, and Consulting Services. We provide independent research services to scientists in academia, the pharmaceutical industry, and the biotechnology industry. Primarily, we focus on technology relevant to animal and human immunotherapy. Our services are supported by more than 50 years of cumulative experience in research and development for both government and industry by GeneThera?s senior scientists. We intend to develop a commercial-scale implementation of Adenovector Purification Process to support R&D material production. Furthermore, we intend to evaluate and test commercially available expression vectors and incorporate them into our vector repertoire. These technologies are well established within the repertoire of GeneThera scientific staff. We cannot provide any assurance, however, that we will be able to successfully offer these services or that, if offered, we can provide them profitably.

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

Stage 1 ? cDNA Construction & Expression Vector Development Stage in which a specific gene sequence is cloned in an expression vector and screened by restriction enzyme analysis.

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

Stage IV ? Quantification of protein yield per each cell line used for protein expression. Each type of cell line responds differently to each recombinant protein. Therefore, various cell lines that express the highest quantity of a specific recombinant protein are then used for large-scale recombinant protein production.

Stage V ? Experimental animal model development for determination of proper biological active concentration and stability and determination of proper storage. A typical animal model is a mouse model. Mice are divided into two groups: 1) normal control and 2) mice injected with different concentrations of recombinant protein. The biological activity is determined by immunological assays such as an ELISA test or Western blot analysis.

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

To date, we have not entered into any agreement for the provision of any of the services described above with any customer. We are currently pursuing agreements to provide some of these services to potential customers. There is no assurance that any agreement will be entered into for the provision of the Company?s services or that the Company will generate significant revenues or profits from any such agreement.

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

MANUFACTURING

We do not currently manufacture any products and do not have any facilities capable of manufacturing any products. If we are successful in developing a vaccine for veterinary purposes, we intend to contract with third parties or a collaborative partner to assist with production. We currently do not intend to establish a manufacturing facility to manufacture any products that we may develop. In the event we do decide to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive federal and state regulations applicable to such a facility. In additional, we would be required to apply for a license from the United States Department of Agriculture Animal and Plant Health Inspection Service to manufacture any such vaccines at such facilities.

PRODUCT LIABILITY

The testing, manufacturing, and marketing of the Company proposed products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects in animals that may receive any vaccines that we may develop and market. To the extent we elect to test, manufacture, or market veterinary vaccines and other products, we will bear the risk of product liability directly. We do not currently have product liability insurance. There is no guarantee that we can obtain product liability insurance at a reasonable cost, or at all, or that the amount of such insurance will be adequate to cover any liability that we may be exposed to. In the absence of such insurance, one or more product liability lawsuits against us can be expected to have a material adverse effect on our business and could result in our ceasing operations.

GOVERNMENT REGULATION

Our unique approach to the testing for various animal diseases allows us to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA.
All tests are done utilizing the blood of animals that can be collected in the field using the Company proprietary Field Collection System (FCS). The collected blood is then sent to our laboratory for testing. Since all of the testing for the diseases is done in house, meaning tested at laboratories operated by us and using our developed testing methods, the USDA deems our test to be under the category of Veterinary Services. The regulations on Veterinary Services are much different than that of third party
testing.    The USDA through APHIS regulates Veterinary Biological
(vaccines bacterins, antisera, diagnostic kits and other product of biological origin) APHIS regulates veterinary biologics available for the diagnosis prevention and treatment of animal disease to ensure the products are pure, safe, potent and effective. GeneThera molecular tests are not diagnostics kits and therefore do not fall under the Veterinary Biologics category. The USDA, to our best of our knowledge, does not regulate laboratory tests that are performed in-house under the category of Veterinary Services.

In the event that we develop a vaccine based on our research, the vaccine product and the facility at which commercial quantities of the vaccine will be produced will be subject to comprehensive regulation by the United States Department of Agriculture Animal and Plant Health Inspection Service. Before any biological product (which includes vaccines) can be prepared for commercial sale, APHIS must approve and license the product and the facility at which it is proposed to be manufactured. The approval process is lengthy and expensive. We will be required to submit an application containing, among other things, an outline of production for the proposed product, characterization data, and protocols for animal studies and trials of host animal immunogenicity, safety, efficacy, back passage, shed/spread, interference, and other studies.

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

LICENSING

Through our third division, Licensing, we intend to manage the marketing and sale of the vaccines developed by GeneThera Research
& Development division. As GeneThera does not intend to be a vaccine manufacturer, we plan to use our Licensing division to license the technology related to any vaccines that may be developed and to manage the revenue potential available from the successful development and validation of specific vaccines. We cannot provide any assurance that we will develop any vaccines or that, if they are developed, we will be able to license them successfully or that any such license will provide significant revenues.


ITEM 1A RISK FACTORS

We encounter various risks related to our business and our industry. While the Company is optimistic about its long term prospects, the following risk factors should be considered in evaluating its outlook.

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

Finding qualified personnel in the biotechnology industry is very challenging. Smaller biotechnology companies there are always at a disadvantage because of its limited financial resources. The Company has been unable at this time to hire any additional qualified personnel. If the Company is unable to hire additional personnel this may result in a substantial delay of its Research and Development and commercial operations.

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

Rapid Growth May Place Significant Demands on our Resources

We expect significant expansion of our operations. Our anticipated future growth will place a significant demand on our managerial, operational and financial resources due to:

a) The need to manage relationships with various strategic partners and other third parties;

b) Difficulties in hiring and retaining skilled personnel necessary to support our business;

c) The need to train and manage a growing employee base; and

d) Pressures for the continued development of our financial and information management systems.

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

The Company has no manufacturing capabilities

The Company does not have manufacturing capabilities for its DNA vaccine technology. The Company solely relies on other companies to manufactures vaccines that can meet Government Regulations. Manufacturing of these products are very expensive and The Company may not be able to secure the necessary funding to hire any of such companies. If The Company is unable to produce these vaccines, then The Company may never be able to initiate clinical trials. This will seriously hamper the Company?s ability to commercialize any of its DNA vaccine products

The Company has limited Government Regulatory Experience

The company has never successfully undertaken a clinical trial for animal DNA vaccine. Our experience in this area is limited. The
Company has never obtained regulatory approvals for any of its products.

Being Delisted from Over the Counter Bulletin Board (OTCBB)

Although by the time of our original Form 10-K filing, our company was participant of the exchange list of OTCBB (Over the Counter
Bulletin Board), FINRA delisted our Company on June 19, 2008 by putting a penalty symbol after our ticker symbol GTHA due to failing to file our quarterly and annual reports according to their standards. The Company paid FINRA $4,000 for an appeal hearing, which was useless since FINRA already pre-determined our culpability before the appeal was addressed on June 20th, 2008. The Company had IT difficulties with their server. The Company does not change their date/time of filing; therefore, the Company was asking to the SEC to change the headline of the 10K filing. It could have been done but the Office of Technology from the SEC opted to ignore the Company?s request for such modification due to our 16:20 date and time status on our computer screen. Even though, the filing of the 10K was done by 16:20; FINRA concluded the filing was done by 20:20. The Company learned that the server was down for more than 4 hours when finally the server recovered its data; the date and time of the filing was changed without the Company knowledge. Moreover, the Company understood when they filed for an extension requested by their auditors, that the Company had 15 calendar days to complete such extension of filing. The fifteenth day came along and the filing was completed and approved by the auditors. However, once the EDGAR was completed, the Company server was having technical difficulties, especially when their server went down. Regardless of such explanation given to the SEC Technology Office requesting to change the headline of the filing, no one was concerned to contact the Company CFO Interim to let the Company know about the answer to their updated request. When the appeal hearing was done, the FINRA staff only spoke with the Company?s investor relations entity, Mr. Richard Dopkin. No one spoke with our IT specialist who knew about our technical difficulties and how to retrieve the correct filing done by 16:20. Moreover, FINRA did not care to speak with the officers of GeneThera, even though, they were witnesses of the IT difficulties. FINRA seized $4,000 from the Company without a fair appeal hearing to the Company shareholders. No one from FINRA cared to hear the essence of the appeal.

ITEM 2	 DESCRIPTION OF PROPERTY

We leased a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033 until March 6, 2009. The lease was on a month-to-month basis and the rent was $4,000 per month. We relocated to Arvada, CO where we lease a 1,945 square foot office space. We are viewing other suitable laboratory space near Arvada. We sub-lease 700 square foot of office space to GTI Corporate Transfer Agents, LLC, a related party, located on unit
201. The lease is on a five-year basis and the rent is $2,000.00 per month effective February 26, 2009. We do not own any real estate property. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. Currently we do not have the funds to purchase or construct any such laboratories and do not have commitment from any party to provide the funds for a laboratory.

ITEM 3	LEGAL PROCEEDINGS

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney fees in amounts to be determined at trial. Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc. claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment was entered in favor of the plaintiff for approximately $49,000.00. On February 9, 2006, the Company appealed this judgment. The Appeals Committee decision was in favor of the plaintiff due to the GeneThera legal counsel lack of preparedness. On July 19, 2007, the Appeals Committee approved plaintiff?s attorney, specifying the attorney fees and costs in the amount of $6,237.31 incurred in said appeal against GeneThera. No judgment has been paid to the plaintiff by the Company.

On or about September 21, 2006, MAG Capital, a California Limited Liability Company (Mercator Momentum III, LP; Mercator Momentum Fund LP; Monarch Pointe Fund, ltd; a British Virgin Islands Corporation), served GeneThera, Inc., a Florida corporation, GTI Corporate Transfer Agents, LLC, a Colorado limited liability company, Antonio Milici, an individual, Tannya L. Irizarry, and Laura Bryan, individuals with a summons with the Federal Court, which was quashed. On October 11, 2006, the above entities filed a Superior Court State Complaint against GeneThera et al. for breach of written contract. The plaintiffs dropped the charges against GeneThera, Inc., GTI Corporate Transfer Agents, LLC, Antonio Milici, Tannya L. Irizarry and Laura Bryan. The plaintiffs charged the Company with breach of written contract for which the Company litigation counsel filed an appeal on February 19, 2008. The Company litigation counsel also filed a $5 million suit against the plaintiffs and a $50,000 law suit against the plaintiff?s legal law firm for unethical procedure in approaching one of the defendants. The Company lost the appeal. The Judge awarded legal fees for the plaintiffs.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock currently trades on the Pink Sheets Over the Counter Bulletin Board under the symbol GTHR. The following sets forth the rant of high and low bid quotations for the periods indicated as reported by Yahoo Finance. Such quotations reflect prices between dealers,without retail markup, markdown or commission, and may not represent actual transactions.

Year
Quarter
High
Low
2008
Fourth



Third



Second



First


2007
Fourth
..03
..01

Third
..03
..02

Second
..05
..02

First
0.05
..03
2006
Fourth
$0.08
$0.02

Third
0.10
0.05

Second
0.33
0.08

First
0.28
0.06




2005
Fourth
$0.49
$0.10

Third
1.00
0.40

Second
1.05
0.54

First
1.25
0.92




2004
Fourth
1.94
0.88

Third
1.60
0.70

Second
2.85
0.90

First
4.39
2.05
* Source Yahoo Finance

There are no restrictions on the payment of dividends. There are approximately 1,149 record holders of common stock as of December
31, 2008.


DIVIDENDS

On May 21, 2007, the Company issued a one time dividend payment in the amount of .0004 per share.

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management Discussion and Analysis or Plan of
Operation and Item 8. Financial Statements

Operating Data					As of December 31,

				 2008               2007			2006			2005

Gross Profit		       10,822              97,900		      150,000		    190,982

General and Administrative (981,910)         (379,068)		(739, 529)	(896,696)

Consulting expense		(713,515)           (236,757)		(444,420)	(1,952,040)

Depreciation			(69,647)             (72,451)		(77,014)	(11,751)

Other income (expense)	  (0)                     (100)			(0)	(1,301,373)
_____________________            	              _____			_________	___________
Net loss			(1,754,250)            (841,829)		(1,482,571)	(3,794,079)

Loss per share		(4.180)                 (.02)			(.07)		(.17)

Balance sheet data:

Cash and Cash Equivalents	869                     68,463		26,314	        18,031
Total assets			221,786                 364,305		394,607	473,396
Total liabilities		2,515,508	           1,701,861	1,418,411	850,277
Stockholders Equity (Deficit)(2,293,722)	    (1,337,556)   (1,023,804)	(376,881)

ITEM 7 MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-K, including the Management Discussion and Analysis or Plan of Operation, contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act), Section 21E of the Securities and Exchange Act of 1934 (the Exchange Act), and the Private
Securities Litigation Reform Act of 1995. These forward looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. You should not unduly rely on these statements. Forward looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, would, could, plans, goal, potential, expect, anticipate, estimate, believe, intent, project, and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

a) our financing plans, b) regulatory environments in which we operate or plan to operate, and c) trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements
(Cautionary Statements) include, among others,

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

All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward looking statements to reflect events or circumstances after the date oft his report or to reflect unanticipated events that may occur.

You should read the following discussion of our results and plan of operation in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

Statements in this Management Discussion and Analysis or Plan of Operation that are not statements of historical or current objective fact are forward-looking statements.

OVERVIEW

We have developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (CWD) (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. E. coli (predominantly cattle) and Johnes disease (predominantly cattle and bison) diagnostics are in development. We are also working on vaccine solutions to meet the growing demands of today?s veterinary industry and tomorrow?s agriculture and healthcare industries. The Company is organized and operated both to continually apply its scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

We have not generated significant operating revenues and, as of December 31, 2008 we had incurred a cumulative net loss from inception of $17,556,670. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.


Our independent auditors have expressed some doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2007. For the years ended December 31, 2008 and 2007, our operating losses were $1,988,707 and $841,829, respectively. Our current liabilities exceeded current assets by $1,866,660 and $1,633,398 for the years ended December 31, 2008 and 2007, respectively.

Although we completed equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan. Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities and revenues generated by our Project in Mexico. At this time, we have commitments for additional capital funds. This amount may exceed an additional $1,000,000 depending on cost involved in the further development and commercialization of our products. In such event, we may need immediate additional funding. Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors. Our ability to raise capital will increase our ability to implement our business plan.

Over the next 12 months, we expect significant purchases and/or sales of plant or equipment and significant changes in the number of our employees for any off balance sheet arrangements that will have current and future effect on our financial condition.

We also expect to spend a significant amount of our capital on research and development activities for commercialization relating to development and vaccine design/development. When we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. To date, we have introduced our diagnostic solution for Chronic Wasting Disease
(CWD) and Mad Cow Disease, on a very limited basis. We anticipate that significant funds will be spent on research and development throughout the life of the Company, as this is the source for new products to be introduced to the market. Our plan is to seek new innovations in the biotechnology field. We may be successful in developing or validating any new assays and, when we are successful in developing and validating any such assays, we may be able to successfully commercialize them or earn profits from sales of those assays. Furthermore, we may be able to design, develop, or successfully commercialize vaccines as a result of our research and development efforts.

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

In March 2006, the Company opened a line of credit with Imperial Capital Holdings, LLC on the advice of the Company?s consulting financial advisor, Mr. Gary Rasmussen, who is also the primary beneficiary of Imperial. The Company was not aware of the relationship but, more importantly, after the CEO of the Company learned that Red Sea Management was the managing company of Imperial Capital, the CEO opted not to use the line of credit, requesting from the SEC to grant a withdrawal. The withdrawal was approved on April 13, 2007.

In 2008 GeneThera signed an agreement for the rights to an exclusive license wit he of University of New Mexico for the development and commercialization of E-Coli 0157-h7 vaccine. This option expires in August 2009. It is the company?s intention to have the final agreement finalized before the due date of the exclusive right.


RELATED PARTY TRANSACTIONS

GTI Corporate Transfer Agents, LLC is the Company transfer agent.
After the death of the original Managing Director, Ms. Juanita Pagan in March 2006, Ms. Tannya L. Irizarry became the Managing Director of GTI Corporate Transfer Agents, LLC.


RESULTS OF OPERATIONS
Year Ended December 31, 2008 Compared to Year Ended December 31,
2007

For the year ended December 31, 2008, the Company reported a net loss of $1,988,707, or less than $0.05 per share, and $97,900 of revenue as compared with a net loss of $841,829, or $0.02 per share, and $97,900 of revenue for the twelve months ended December 31, 2007.

General and Administrative Expenses: General and administrative expenses decreased to $981,910 for the twelve months ended December 31, 2008 compared to $379,068 for the same period in 2007. This decline was due to a decrease in personnel.

Consulting Expenses: Consulting expenses decreased to $713,515 for the twelve months ended December 31, 2008 compared to $236,757 for the same period in 2007. The decrease is attributable to the discontinuation of use of marketing consultants traditionally paid in stock of the Company.

Depreciation and Amortization Expense: Depreciation and amortization expenses decreased to $69,647 for the twelve months ended December 31, 2008 compared to $72,451 for the same period in 2007 primarily due to no new equipment being purchased.

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

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $48 as of December 31, 2008 and cash balance of $196 as of December 31, 2007. Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12 to 18 months in order to fund our planned operations. We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

Our longer term working capital and capital requirements will depend upon numerous factors, including revenue and profit generation, pre-clinical studies and clinical trials, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, collaborative arrangements. Additional capital will be required in order to attain such goals. Such additional funds may not become available on acceptable terms and we cannot give any assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants discuss their most critical accounting policies in Management Discussion and Analysis of Financial Condition or Plan of Operation. The SEC indicated that a critical account policy is one which is both important to the portrayal of the Company?s financial condition and results and requires management?s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standard Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123 GeneThera supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 GeneThera is similar to the approach described in SFAS No. 123. However, SFAS No. 123 GeneThera requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 GeneThera must be adopted no later than July 1, 2005. The Company has adopted SFAS No. 123 GeneThera using a modified retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. In March 2005, the FASB issued FASB interpretation No.
47, Accounting for Conditional Asset Retirement Obligations (FIN
47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability fair value can be reasonable estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS No. 3,
Reporting Accounting Changes in Interim Financial Statements ? An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective applications, or the latest practicable date, as the required method for reporting a change in accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have material impact.

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


In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities; a replacement of FASB Statement No.
125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning of its fiscal year ending December 31, 2006. The Company has not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ? An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the Sec issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company financial statements.

On February 15, 2007, the FASB issues SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 (Accounting for Certain Investment in Debt and Equity Securities) apply to all entities that own trading and available for sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders equity (such as a convertible debt security with a non contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159 may have, if any, on its future results of operations and financial condition.

EMPLOYEES

As of December 31, 2008, we had a total of two full time employees who devote substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2012. In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annual plus bonuses as may be determined by the Board of Directors in its sole discretion. As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work. We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2012. Ms.
Irizarry base salary is $90,000 per annum. The above salaries have been accrued to be paid in common stock shares from the Company. There are no employee issues at this time.

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


PROPERTIES

We leased a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033. The lease expired in January 2007, and the rent was $4,000.00 per month. The Company was on a month-to-month basis. Our new location is 5255 Marshall Street in Arvada, CO. The lease is for five years. The monthly rent is $2,000. We sub lease 900 square feet to GTI Corporate Transfer Agents, LLC. The monthly rent is $1,000. We are viewing lab space suitable for our biotechnology research, which will be adequate to meet our research requirements. We do not own any real property. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera. Currently, we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.





ITEM 8 FINANCIAL STATEMENTS

GENETHERA, INC.
AND SUBSIDIARY
(A Development Stage Company)
FINANCIAL STATEMENTS
FOR THE PERIOD FROM
OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2008


















GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM
OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2008




TABLE OF CONTENTS




        Page No.


Independent Registered Public Accounting Firm?s Report			2

Consolidated Balance Sheets ? December 31, 2008 and 2007		4

Consolidated Statements of Operations for the
Period from October 5, 1998 (Inception) to December 31, 2008 	6

Consolidated Statements of Changes in Stockholders? Equity
(Deficit) for the Period from October 5, 1998 (Inception) to
December 31, 2008										7

Consolidated Statements of Cash Flows for the
Period from October 5, 1998 (Inception) to December 31, 2008	10

Notes to Consolidated Financial Statements					11











REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GeneThera, Inc.
Wheat Ridge, Co.

We have audited the accompanying balance sheets of GeneThera, Inc. and subsidiary (the Company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders? deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative financial statements for the period October 5, 1998 (inception) to December 31, 2006, were audited by other accountants, whose report expressed a qualified opinion regarding the Company?s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and changes in stockholders deficit and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 9 of the financial statement, the Company?s accumulated deficit from operations and its difficulties in maintaining sufficient working capital raise substantial doubt about its ability to continue as a going concern. Management plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

W.T. Uniack & Co. CPA?s P.C.
Alpharetta, Georgia
April 15, 2009






Balance Sheet ? 4
Assets









2008

2007
Current Assets



Cash
 $            48

 $          196
Accounts receivable
             821

         68,267
Accounts receivable Related Parties
 0

            0
Prepaid expenses
               0

            0




Total Current Assets
             869

         68,463




Property and equipment
         727,428

        727,428
Accumulated Depreciation
(506,511)

(436,864)
Property and equipment, net
         220,917

        290,564




Other Assets



Deposits
             0

          5,278




Total Other Assets
             0

          5,278








Total Assets
 $       221,786

 $      364,305









Balance Sheet ? 5
Liabilities and Stockholder Equity









2008

2007
Current Liabilities



Accounts payable
 $       285,147

 $      582,869
Accrued expenses
       1,582,382

        968,702
Leases payable, current portion
             0

            0
   Notes  payable
             0

        150,290
   Loan to shareholder


            0




Total Current Liabilities
       1,867,529

      1,701,861




Loan to Shareholder
        647,979

            0
Total Liabilities
       2,515,508

      1,701,861








Stockholder Equity



Preferred stock, $.001 par value, 20,000,000 shares authorized;


Series A 4,600 shares issued and outstanding $.001 par value
               5

              5
Series B 7,320,000 shares issued and outstanding $.001 par value
           7,320

3,000
Common stock $.001 par value, 100,000,000 shares authorized;


  2,265,816 shares issued and outstanding
             467

51,527
Additional paid in capital
      16,096,984

15,017,704
Deficit accumulated during development stage
     (18,398,498)

    (16,409,792)




Total Stockholder Equity
      (2,293,722)

     (1,337,556)








Total Liabilities &  Stockholder Equity
 $       221,786

 $      364,305

Stmt of Operations ? 6





For the period from

Year End December 31,

October 5, 1998

2008

2007

(inception) to





December 31, 2008
Income





Sales
 $                         10,822

 $                            97,900

 $                                  429,571
Research fees
                                    0

                                      0

                                     188,382
Total income
                            10,822

                               97,900

                                     617,953






Cost of sales
                                    0

                                      0

                                      (30,352)






Gross profit
                            10,822

                               97,900

                                     587,601






Expenses





Other compensation
                                0

                                      0

                                  3,283,009
Consulting
                      713,515

                             236,757

                                  5,297,352
   General and administrative expenses
                          981,910

                             379,068

                                  4,489,529
Payroll expenses
                      234,000

                             235,350

                                  2,103,269
   Depreciation
                            69,647

                               72,451

                                     472,763
Settlement expense


                                      0

                                       82,625
Dividend Payment
                                0

                               15,980

                                               0
Lab expenses
                             457

                                    223

                                     294,974
Total expenses
                       1,999,529

                             939,830

                                16,079,235






Loss from operations
                     (1,988,707)

                           (841,929)

                               (15,491,634)






Other income (expenses)





Beneficial conversion expense
                                    0

                                      0

                                 (1,987,991)
Interest expense
                                0

                                      0

                                      (46,758)
Gain on settlements
                                0

                                      0

                                       58,203
Other income (expenses), net
                                0

                                    100

                                       33,575






Net loss
 $                  (1,988,707)

 $                        (841,828)

 $                            (17,556,670)












Loss per common share Basic & Diluted
 $                         (4.180)

 $                            (0.017)








Weight Average Shares
                          475,797

                        50,475,480



Stmt of Changes in Stockholders ? 7

Stmt of Changes in Stockholders ? 8

Stmt of Changes in Stockholders ? 9

Stmt of Cash Flows ? 10





For the period from

Year End December 31,

October 5, 1998





(inception) to

2008

2007

December 31, 2008












Cash flows from operating activities:





  Net loss
 $        (1,988,707)

 $           (841,829)

 $              (16,904,538)






  Adjustments to reconcile net loss to net





    cash provided by (used in) operating activities:





Depreciation and amortization
                69,647

                 72,451

 $                   235,227
Compensation in exchange for common stock
               854,340

               439,727

 $                 9,374,924
Beneficial conversion feature




 $                 1,987,990
Changes in operating assets and liabilities





(Increase) Decrease in:





Accounts receivable
                67,446

                (61,467)

 $                        (821)
Accounts receivable Related Parties
                       0

                 17,390

 $                           0
      Reserve for Uncollectible
                       0

                       0

 $                     90,000
Inventory
                       0

                       0

 $                           0
Prepaid expenses
                       0

                   1,890

 $                     (2,000)
Other assets
                  5,278

                       0

 $                     12,556
Increase in accounts payable





and accrued liabilities
               963,937

               353,752

 $                 2,331,141






      Total adjustments
            1,960,648

               823,743

                  14,029,017






  Net cash used in operating activities
               (28,059)

                (18,086)

                  (2,875,521)






Cash flows from investing activities:





  Cash payments for the purchase of property
                       0

                       0

                     (299,072)












Cash flows from financing activities:





   Bank overdraft




                              0
Capital contributed as equipment




                      272,376
Principal payments on notes & leases payable




                     (240,119)
Payment of lease payable
                       0

                (12,040)

                      132,383
Payment for Accrued Salaries


                 73,350

                      116,000
Proceeds from issuance of  stock
               178,200

                 15,000

                    2,072,082
Proceeds from loans payable
             (150,290)

                (58,262)

                    1,540,762
Proceeds from Subscription Receivables
                       0



                      100,040
Repurchase of Common Stock
                       0



                        (1,610)
Receipts of APIC
                       0



                        20,000
Payment of Preferred Dividends
                       0



                      (46,338)


















  Net cash provided by financing activities
                27,910

                 18,048

                    3,965,576






Net increase (decrease) in cash
                   (149)

                      (38)

                      790,983






Cash, beginning of year
                     196

                     234

                              0






Cash, end of year
 $                    47

 $                   196

 $                           47












Supplemental disclosures of cash flow information





Cash paid during the period for interest expense
$     0

0

 $              46,758
Cash paid during the period for Taxes
$     0

$   0

$    0

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008



NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively the Company)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeneThera, Inc. (Florida) and GeneThera, Inc.
(Colorado). All significant inter company balances and transactions have been eliminated in consolidation.

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

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008



NOTE 1  	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ? continued

Related Party Transactions

GTI Corporate Transfer Agents, LLC is the Company transfer agent.
After the death of the original Managing Director, Ms. Juanita Pagan sometime in March 2006, Ms. Tannya L. Irizarry became the Managing Director (Interim) of GTI Corporate Transfer Agents, LLC.


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

Impairment of Long Lived Assets

The Company reviews the recoverability of its long-lived assets to determine whether events or changes in circumstances occurred that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows of the related operations. If these cash flows is less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Revenue Recognition

Our Research and Development contracts are on a pre paid basis in order to reflect our milestones during the research investigation. Revenues from sales are recognized when services are completed.

Loss per Share

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2008 and 2007 all common stock equivalents were Anti dilutive and therefore, diluted loss per share equaled basic loss per share. The CEO exercisable option of 300,000 would be added into the weighted average common shares if not anti dilutive in calculating diluted loss per share.

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008



NOTE 1  	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments


The respective carrying value of certain on balance sheet financial instruments approximated their fair value. These instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximated carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Net Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN
47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS No. 3,
Reporting Accounting Changes in Interim Financial Statements: An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

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


GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008



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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company?s financial statements and the related financial statement disclosures. SAB No. 108 are effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company?s financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 (Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified
election dates.   Among others, eligible items exclude (1) financial
instruments classified (partially or in total) as permanent or temporary stockholders? equity (such as a convertible debt security with a non-contingent beneficial conversion

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1  	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements ? continued

feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its
statements of operations at each subsequent reposting date.   The
fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.


NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:

		           2008   	 	       2007


	Office equipment $ 84,344      $84,344
	Laboratory equipment	  643,084	  643,084

	Total		727,428		727,428
	Less:  Accumulated depreciation (506,511) (436,864)

             Net Property & Equipment	$ 220,917		$ 290,564

Depreciation expense for the years ended December 31, 2008 and 2007 was $69,647 and $72,451, respectively.


GENETHERA, INC. AND SUBSIDIARY
(A DEVELPOMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 4  	LEASE OBLIGATIONS

Operating Leases

The Company leases its office, space under non-cancelable operating leases, which have initial terms in a month-to-month basis. We sub-lease 700 square foot office space to GTI Corporate Transfer Agents, LLC located on the 3924 unit of our lease space reflected as 3930 Youngfield Street, Suite #2, Wheat Ridge, CO 80033. The Lease is on a month-to-month basis and the rent is $500.00 per month. The rent is paid out in Cash or Common Stock.

Total lease expense for the years ended December 31, 2008 and 2007 was $53,277 and $54,405 respectively.

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5	LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

		           2008  	 	       2007

Loan payable with no interest, due on demand, unsecured.
                         $0	$     150,290
Less current portion	           (0)	           (0)

Total Current loan payable ? related party	$ 0	$ 150,290

There was no interest expense related to this obligation for the years ended December 31, 2008 and 2007.


The Company has an outstanding loan payable to a share holder (Tony Milici). Tony converted 180,000 preferred B stock to 1,800,000 common stock. The common stock was used to pay for consulting resources and operation expenses.

	Operation expense       $20,566
	Consulting resources   $627,413

	Total payable                $647,979






























GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


NOTE 6	STOCKHOLDERS? EQUITY (DEFICIT)

Common Stock Transactions

On December 31, 2008, the Company authorized 100,000,000 shares of $.001 par value common stock; 2,265,816 are outstanding at December 31, 2008.

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



GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


NOTE 6	STOCKHOLDERS EQUITY (DEFICIT) - continued

Common Stock - continued

In May 2006, the Company issued 50,000 shares valued at $6,500 to consulting services for lab work and resulted in an immediate charge to operations.

In June 2006, the Company issued 750,000 shares valued at $82,500 to officer of operations and resulted in an immediate charge to operations.

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

In September 2006, the Company issued 600,000 shares valued at $36,000 to lieu of salary and resulted in an immediate charge to operations.

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

In July 2008, the Company issued 2,221 shares valued at $34,999 for consulting services of operations and resulted in an immediate charge to operations.

In November 2008, the Company issued 451,000 shares valued at $226,190 for consulting services of operations and resulted in an immediate charge to operations.


Reverse Stock Split

As of July 9, 2008, the Company did a reverse stock split of one
For five thousand (1:5000) reverse split of it common stock. After the reverse split, the Company has 12,595 shares outstanding. All Per Share amounts in the accompanying financial statements have been adjusted for the reverse split.

Converted Stock

As of July 11, 2008, the Company converted 20,000 Preferred B Stock to 200,000 Common Stock.

As of September 26, 2008, the Company converted 10,000 Preferred B Stock to 100,000 shares of Common Stock.

As of October 20, 2008, the Company converted 150,000 Preferred B
Stock to 1,500,000 shares of Common Stock.


Preferred Stock

On December 31, 2008, the Company authorized 20,000,000 shares of $0.001 par value preferred stock; 4,600 shares of Series A, Convertible Preferred Stock (Series A) and 7,320,000 Shares of Series B, Convertible Preferred Stock (Series B) were issued and outstanding at December 31, 2008.

Preferred Stock (Series A) shall be convertible into Common Stock any time at the holder?s sole discretion in part or in whole by dividing the Purchase Price per Share by a price (the Conversion Price) equal to 110% of the Market Value on the Closing Date. Market Value on any given date shall be defined as the average of the lowest three intra-day trading prices of the Company common stock during the 15 immediately preceding trading days.

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


NOTE 6	STOCKHOLDERS EQUITY (DEFICIT) ? continued

Common Stock - continued
Pursuant to the Registrant's Certificate of Designation establishing the Series B Preferred Stock, each share of the currently issued and outstanding Series B Preferred Stock may be converted into ten (10) fully paid and non-assessable shares of the Registrant common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock is entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by twenty
(20).

On January 18, 2005, the Company issued 11,000 shares of its Series A Preferred Stock to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (the Purchasers), for $100 per share, or an aggregate of $1,100,000. The Company also issued warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share, in consideration for the aggregate proceeds of $1,100,000 to the Purchasers and Mercator Advisory Group, LLC, an affiliate of the Purchasers. In connection with the sale of the shares, the Company paid a due diligence fee of $88,000 and legal expenses of $10,000 to Mercator Advisory Group, LLC. All warrants expire on January 18, 2008.

In June 2005, 1,400 shares of Series A Preferred Stock were cancelled and converted into 318,182 common shares of the company

In July 2005, 5,000 shares of Series A Preferred Stock were cancelled and converted into 1,086,957 common shares of the company.

The adjustment to shareholder equity was due to the reclassification in common stock in the amount of 49,658.

On May 5, 2006, GeneThera, Inc. (the Registrant) entered into a subscription agreement and issued 1,500,000 shares of the Registrant's Series B convertible, preferred stock, par value $0.001 per share (the "Series B Preferred Stock"), to Antonio Milici, Registrant Chief Executive Officer and Chairman of the Board of Directors. The Series B Preferred Stock was issued to Dr. Milici for cash consideration of $.04, per share, or an aggregate of Sixty Thousand ($60,000) Dollars.

On September 1, 2006, GeneThera, Inc. (the Registrant) entered into a subscription agreement and issued 750,000 shares of the Registrant Series B convertible, preferred stock, par value $0.001 per share (the Series B Preferred Stock), to Tannya L. Irizarry, Registrant Chief Administrative Officer. The Series B Preferred Stock was issued to Ms. Irizarry for cash consideration of $.04, per share, or an aggregate of Thirty Thousand ($30,000) Dollars.

In April 2007, the company issued 750,000 preferred B shares valued at $.06/share to adjust 9/1/06 issued Preferred Stock. To Tannya L. Irizarry, Registrant?s Chief Administrative officer.

On April 30, 2008, GeneThera, Inc. (the Registrant) entered into a subscription agreement and issued 4,500,000 shares of the Registrant's Series B convertible, preferred stock, par value $0.001 per share (the Series B Preferred Stock), to Antonio Milici, Registrant's Chief Executive Officer and Chairman of the Board of Directors. The Series B Preferred Stock was issued to Dr. Milici for Accrued Salaries of $.04, per share, or an aggregate of One Hundred and Eighty Thousand ($180,000) Dollars.


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

Option grant summary


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

Range of Option Exercise Price
Options-Common Share Equivalents
Weighted Average Exercise Price
Weighted Average Remaining Contractual Life as of 12/31/2008

Options-Common Share Equivalents

Weighted average Exercise price







$0.25
1,780,000
$0.25
3.33

1,780,000
$0.25
$0.50
950,000
$0.50
2.25

950,000
$0.50
Total
2,730,000
$0.34


2,730,000
$0.34


Issued pursuant to 2004 Senior Officer Option Plan. These options were subsequently recalculated after the Company?s reverse stock split made effective in July 2008. Outstanding options under this plan are now 290 at an exercise price of $1250.
Issued pursuant to 2005 Employee, Director, and Consultant Option Plan. These options were subsequently recalculated after the Company?s reverse stock split in July 2008. Outstanding options under this plan after the split were 66 at $1250 and all expired in September 2008.

Issued pursuant to 2005 Employee, Director, and Consultant Option Plan. These options were subsequently recalculated after the Company?s reverse stock split in July 2008. Outstanding options under this plan after the split were 190 at $2500 and expire in September 2010.




















GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008



NOTE 7	INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2008 and 2007 of approximately $17,556,670 and $16,409,792, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2025. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company?s ability to generate future taxable income.

NOTE 08	CONTINGENCIES

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements. While the ultimate outcome of these matters has yet to be determined, management has included a provision for these claims based on known facts and circumstances as of December 31, 2008 in the amount of $55,000.

NOTE 9 	GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2008 and 2007, the Company showed operating losses of $1,988,707 and $841,829, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,866,660 and $1,633,398 at December 31 2008 and 2007,
respectively.
These factors raise substantial doubt about its ability to continue as a going concern. Management?s plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company?s viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.


NOTE 10     RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense when incurred. The following table illustrates the types of expenses imbedded in the financial statements as costs related to laboratory research, formulation, design and testing of products and processes as related to the business plan.


				   2008			 2007
Consulting          $	0             $    0
Salaries		      144,000	          144,000
Lease expense		  63,217             63,217
Depreciation		  10,759   		  11,751
Lab expenses			457		         223

Totals	       $   218,433       $    219,191



MARKETING CONSULTANT

In March 2007 we entered into a consulting agreement with The Mezey Howarth Group (the Marketing Consultant) pursuant to which the Marketing Consultant agreed to provide us with Investor Relations. In June 2007, the marketing consultant was terminated. Currently, the Company is in the process of signing a consulting agreement as a marketing consultant with JR Dopkin & Associates from New York. On February 29th, 2008, the Company signed a consulting agreement as a marketing consultant with Jack Craig from Florida. They will both work together as marketing/Investor Relations consultants.

ITEM 14 PRINCIPAL ACCOUNTING FEESAND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of the Company?s annual financial statements and review of financial statements included in the registrant?s Form 10-Q was as follows:

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

The Company?s audit committee, which consists of all directors, approved the services described above.


ITEM 15 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS

EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

EXHIBIT	DESCRIPTION OF DOCUMENT

3.1 Articles of Incorporation of GeneThera, Inc., as amended in the State of Nevada. (6)

3.2 Bylaws, as amended. (2)

3.3 State of Incorporation in the State of Nevada

10.1 Form of Common Stock Purchase Agreement among GeneThera,
        Inc. and various original holders of the common stock of GeneThera, Inc. (1)

10.2 Form of Letter Agreement between GeneThera, Inc. and various original holders of the Common Stock of GeneThera, Inc. (2)

10.3 Employment Agreement dated as of January 23, 2002 between
        Antonio Milici, MD, PhD and GeneThera, Inc. (2)

10.4 Letter of Intent dated November 6, 2003 between Oncology
        Sciences Corporation and GeneThera, Inc. (3)

10.5 Research Consulting Agreement between Xpention Genetics,
        Inc. and GeneThera, Inc.

10.6 Placement Agent Agreement dated as of May 31, 2004 between
        Invest Line Securities, LLC and GeneThera, Inc. (4)

10.7 Letter Agreement dated November 22, 2003 between NVO
        Solutions, Inc. and GeneThera, Inc. (4)

10.8 Resolution Agreement dated August 2004 by and among John
        Taggart, Family Health News, Inc., and GeneThera, Inc. 4)

10.9 GeneThera, Inc. 2004 Employee, Director, and Consultant
        Stock Option Plan (6)

10.10 GeneThera, Inc. 2004 Senior Executive Officer Option Plan.
        (6)

10.11 Subscription Agreement dated as of January 18, 2005 by and between GeneThera, Inc., Mercator Advisory Group, LLC,
        Mercator Momentum Fund, LP, Mercator Momentum Fund III,
        LP, and Monarch Pointe Fund, Ltd. (5)

10.12 Registration Rights Agreement dated as of January 18, 2005 by and between GeneThera, Inc., Mercator Advisory Group,
        LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund
        III, LP, and Monarch Pointe Fund, Ltd. (5)

10.13 Warrant to Purchase Common Stock issued to Mercator
        Advisory Group, LLC. (5)

10.14 Warrant to Purchase Common Stock issued to Mercator
        Momentum Fund, LP. (5)

10.15 Warrant to Purchase Common Stock issued to Mercator
        Momentum Fund III, LP. (5)

10.16 Warrant to Purchase Common Stock issued to Monarch Pointe
        Fund, Ltd. (5)

10.17 Industrial Multi-Tenant Lease dated December 4, 2001
        between Youngfield Plaza LLC and GeneThera, Inc. (4)

10.18 Amendment to Industrial Multi-Tenant Lease dated December
12, 2004 between Youngfield Plaza LLC and GeneThera, Inc.
(6)

10.19 Strategic Alliance Agreement dated November 1, 2004
        between G. Gekko Enterprises and GeneThera, Inc. (6)

10.20 Securities Purchase Agreement dated November 8, 2004
        between G. Gekko Enterprises and GeneThera, Inc. (6)

10.21 Letter Agreement dated March 1, 2005 between 0711005 B.C.
        Ltd and GeneThera, Inc. (6)

10.22 Mutual Release and Settlement Agreement dated March 1,
        2005 between J.P. Turner & Company, L.L.C. and GeneThera,
        Inc. (6)

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
        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer required by Rule
        13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.2 Certificate of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United
        States Code (18 U.S.C. 1350)

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



43 of 78