Form 10-Q
period 2009-03-31
GENETHERA INC
filed 2009-05-21
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

Commission File No. 000-27237

GENETHERA, INC.
(Exact name of small Business Issuer as specified in its Charter)

Nevada	                                  65-0622463

(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)            Identification Number)

5255 Marshall Street, CO              	80033
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   (303) 463-6371


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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [ ]		No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,511,022 Shares of $.001 par value Common Stock outstanding as of March 31, 2009 and Series A 4,600 Shares, and Series B 7,320,000 shares of $.001 par value Preferred Stock outstanding as of March 31, 2009.


W. T. UNIACK & CO. CPAS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

1003 Weatherstone Pkwy., Ste. 320	12600 Deerfield Pkwy., Ste 100
Woodstock, GA  30188		Alpharetta, GA  30004
Phone: 770-592-3233			Phone: 678-566-3774


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GeneThera, Inc.
White Ridge, CO

We have reviewed the accompanying balance sheet of GeneThera, Inc. as of March 31, 2009, and the related statements of operations and cash flows for the three month period ended March 31, 2009. These financial statements are the responsibility of the Company?s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist, which raise substantial doubt about the Company?s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



W.T. UNIACK & CO, CPAs, P.C.

May 19, 2009









TABLE OF CONTENTS



	Page No.

Consolidated Balance Sheet March 31, 2009  	3

Consolidated Statements of Operations
for March 31, 2009 and 2008 	5

Consolidated Statements of Changes in Stockholders
Equity (Deficit) for the Period ended March 31, 2009  	6

Consolidated Statements of Cash Flows for
March 31, 2009 and 2008 	7

Notes to Consolidated Financial Statements 	8
















  PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENETHERA, INC.
AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
UNAUDITED



















GeneThera, Inc. And Subsidiary
Consolidated Balance Sheets

Assets





Unaudited



March 31, 2009

December 31, 2008




Current Assets



  Cash
 $                            53

 $                              48
  Accounts receivable - less reserve for uncollectible amount
                             821

                               821




Total Current Assets
                             874

                               869




Property and equipment
                       727,428

                         727,428
Accumulated Depreciation
                     (522,297)

                        (506,511)
Property and equipment, net
                       205,131

                         220,917




Other Assets



  Deposits
                               -






  Total Other Assets
                               -

                                 -








  Total Assets
 $                    206,005

 $                       221,786









Read report and notes to financial statements







GeneThera, Inc. And Subsidiary
Consolidated Balance Sheets

Liabilities and Stockholders' Equity





Unaudited

Year End

March 31, 2009

December 31, 2008




Current Liabilities



  Accounts payable
 $
924,941

 $
880,524
  Accrued expenses

1,045,358


982,382




   Notes  payable

-






Total Current Liabilities

1,970,299


1,862,906








Loan to Shareholder

656,979


656,979








Total Liabilities

2,627,278


,519,885












Stockholders' Equity



  Preferred stock, $.001 par value, 20,000,000 shares authorized;



    Series A 4,600 shares issued and outstanding $.001 par
value
                                5

5
    Series B 7,320,000 shares issued and outstanding $.001
par value
                          7,320

7,320
  Common stock $.001 par value, 100,000,000 shares
authorized;



    3,511,022 shares issued and outstanding
                          1,712

467
  Additional paid in capital
                 16,286,479

16,096,984
  Deficit accumulated during development stage
              (18,716,789)

(18,402,875)




  Total Stockholders' Equity
                (2,421,273)


(2,298,099)








Total Liabilities &  Stockholders' Equity
 $                   206,005

 $
221,786


Read report and notes to financial statements





GeneThera, Inc. and Subsidiary
Consolidated Statements of Operations
For the Period from October 5, 1998 (Inception) to March 31, 2009
Unaudited


For the period from

3 month period ended March 31,

October 5, 1998

2009

2008

(inception) to



March 31, 2009
Income





  Sales
 $
-

 $
10,821

 $
528,071
  Research fees

-


-


188,382
Total income

-


10,821


716,453






Cost of sales

-


-


(30,352)






Gross profit

-


10,821


686,101








Expenses





  Other compensation

-


-


3,283,009
  Consulting

136,990


52,560


5,680,099
   General and administrative
expenses

57,453


61,196


4,981,662
  Payroll expenses

103,500


58,500


2,442,119
   Depreciation

15,786


17,940


561,000
  Settlement expense

-


-


82,625
  Impairment of long-lived asset

-


-


55,714
  Bad debt expense



10,367


10,367
  Settlement expense





15,980
  Lab expenses

185


127


295,414
Total expenses

313,914


200,690


17,702,729






Loss from operations

(313,914)


(189,869)


(17,016,628)











Other income (expenses)





  Beneficial conversion expense

-


-


(1,987,991)
  Interest expense

-


-


(46,758)
  Gain on settlements

-


-


58,203
  Other income (expenses), net

-


-


32,875






Net loss from continuing operations

(313,914)


(189,869)


(18,960,299)
Gain (loss) from disposal of subs





-
Loss from discontinued operations

-


-


(122,065)






Net loss
 $
(313,914)

 $
(189,869)

 $
(19,082,361)












  Loss per common share Basic &
Diluted
 $
(0.125)

 $
(0.056)








  Weight Average Shares

2,513,836


10,708







Read report and notes to financial statements





GeneThera, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders? equity (Deficit)
For the period ended March 31, 2009
Unaudited










Development










Stage


Preferred
Stock A
Preferred Stock
B
Common Stock
Paid in
Subscription
Accumulated


Shares
Amount
Shares
Amount
Shares
Amount
Capital
Agreement
     Deficit
Total


















Balance December 31,
2008

4,600
 $
5

7,320,000
 $
7,320

2,265,816
 $
467
 $
6,096,984
 $
-
 $18,402,875)

(2,298,099)





















Shares issued for
consulting services





602,348

602

145,138



145,740







-
Shares issued for
Salary





642,858

643

44,357



45,000


















Net Loss March 31, 2009









(313,914)

(313,914)


















Balance March 31, 2009

4,600
 $
5

7,320,000
 $
7,320

3,511,022
 $
1,712

$16,286,479
 $
-

$(18,716,789)

$(2,421,273)





Read report and notes to financial statements





GeneThera, Inc. and Subsidiary
(Development Stage Company)
Consolidated Statements of Cash Flows
For the period from October 5, 1998 (Inception) to March 31, 2009
Unaudited


For the period
from

3 month period ended March 31,

October 5, 1998





(inception) to

2009

2008

March 31, 2009



Cash flows from operating activities:

  Net loss
 $
(313,914)

 $
(189,869)

 $
(18,125,125)

  Adjustments to reconcile net loss to net

  cash provided by (used in) operating
activities:





Depreciation and amortization

15,786


17,940

323,464.0
Bad Debt expense



10,367

10,367.0
Compensation in exchange for common
stock

190,740


100,836

10,065,859.0
Beneficial conversion feature




1,987,990.0
  Changes in operating assets and
liabilities


    (Increase) Decrease in:


      Accounts receivable

-


67,445

-62,288.0
      Accounts receivable Related Parties

-


-

17,390.0
        Reserve for Uncollectible

-


(10,367)

-90,000.0
      Inventory

-


-

0.0
      Prepaid expenses

-



-110.0
      Other assets

-


-

12,556.0
    Increase in accounts payable





      and accrued liabilities

107,393


73,657

2,796,663.1


      Total adjustments

313,919


259,878


15,061,891









  Net cash used in operating activities

5


70,009


(3,063,234)






Cash flows from investing activities:





  Cash payments for the purchase of
property

-


-


(299,072)












Cash flows from financing activities:





   Bank overdraft





-
  Capital contributed as equipment





272,376
  Principal payments on notes & leases
payable





(240,119)
  Payment of lease payable
                       -


-


120,343
  Payment for Accrued Salaries



-


189,350
  Proceeds from issuance of  stock
                       -


-


2,087,082
  Proceeds from loans payable
                       -


(70,204)


1,482,500
  Proceeds from Subscription Receivable
                       -




100,040
  Repurchase of Common Stock

-




(1,610)
  Receipt of APIC

-




20,000
  Payment of Preferred Dividends

-




(46,338)




  Net cash provided by financing activities

-


(70,204)


3,983,624


Net increase (decrease) in cash

5


(195)


621,318




Cash, beginning of year

48


196


-






Cash, end of year
 $
53

 $
1

 $
53














Supplemental disclosures of cash flow
information:





Cash paid during the period for interest expense
0

0

 $
46,758
Cash paid during the period for Taxes
$0

$0

 $
-






Read report and notes to financial statements








GENETHERA, INC. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
UNAUDITED


NOTE 1 PRINCIPLES OF CONSOLIDATION

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GeneThera, Inc. (Colorado). All significant inter-company balances and transactions have been eliminated.


NOTE 2 BASIS OF PRESENTATION

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company?s financial position, results of operations, changes in stockholders? equity (deficit) and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB/A as amended for the fiscal year ended December 31, 2008.


NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , ?Share-Based Payment?, (SFAS No.
123R) This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award?the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite
service.   This Statement supersedes APB Opinion No. 25,
?Accounting for Stock Issued to Employees?, and its related implementation guidance and eliminates the alternative to use Opinion 25?s intrinsic value method of accounting that was provided in Statement 123 as originally issued.


GENETHERA, INC. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
UNAUDITED


NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  continued


Earnings per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed based on the weighted average number of common shares outstanding during the period, there is no Diluted earnings per share for any periods in which there is a loss as it would be anti-dilutive.

NOTE 4 PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following:

March 31,2009

              Computers	$   42,987
              Office Equipment	39,891
	Furniture & fixtures	1,465
	Laboratory equipment	  643,084

		727,428
	Less accumulated depreciation	(522,297)

		$205,131

Depreciation expense for the three months ended March 31, 2009 and 2008 was $15,786 and $17,940 respectively.

NOTE 5 Loan to Shareholder

For the periods ended March 31, 2009 and December 31, 2008, the
Company had a balance in note payable of $656,979 and $656,979 respectively.

NOTE 6 COMMITMENTS AND CONTINGENCIES

During the quarter a judgment was levied against the Company.
The amount is still undetermined however, it?s the Company?s belief that it will approximate a loss of at least $638,000 plus.
This has not been accrued in the financial statements.




GENETHERA, INC. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
UNAUDITED


NOTE 7 STOCKHOLDERS EQUITY

Common Stock

In January 2009, the Company issued 56,885 shares valued at $30,092 to consulting services of operations and resulted in an immediate charge to operations.

In February 2009, the Company issued 173,666 shares valued at $64,576 to consulting services of operations and resulted in an immediate charge to operations.

In March 2009, the Company issued 356,798 shares valued at $31,787 to consulting services of operations and resulted in an immediate charge to operations.

In March 2009, the Company issued 642,858 shares valued at $45,000 to Office Salary of operations and resulted in an immediate charge to operations.

As of March 31, 2009, there were 3,511,022 shares of our common stock issued and outstanding.


Preferred Stock

As of March 31, 2009, there were 4,600 shares of our Series A,
Convertible Preferred Stock (Series A) issued and outstanding, and 7,320,000 shares of our Series B, Convertible Preferred Stock (Series
B) were issued and outstanding.

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

As of September 26, 2008, the Company converted 10,000Preferred B Stock to 100,000 Common Stock.

As of October 20, 2008, the Company converted 150,000 Preferred B Stock to 1,500,000 shares of Common Stock.


NOTE 8 GOING CONCERN UNCERTAINTIES

These financial statements are presented assuming the Company will continue as a going concern. For the periods ended March 31, 2009 and 2008, the Company showed operating losses of $313,914 and $189,869 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,969,425 for the three months ended March 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.


Item 2. Management Discussion and Analysis and Results of
Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-Q, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," ?would," could," "plan," "goal," "potential," "expect," "anticipate," "estimate," "believe," "intend," "project," and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,
* regulatory environments in which we operate or plan to operate, and
* trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended March 31, 2009 were $0 compared to $10,821 for the same period last year. Personnel (salaries) increased from $103,500 for the prior three month period ending March 31, 2009 to $58,500 for the three month period ending March 31, 2008. Professional expenses (consulting and professional fees) comparing the three month period ending March 31, 2009, to the three month period ending March 31, 2008, increase from $136,990 to $52,560 with the increase attributable to stock issued for consulting and professional services received throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $53 as of March 31, 2009. Accounts receivable as of March 31, 2009 was $821. It is estimated that it will require outside capital for the remainder of fiscal year 2009 for the commercialization of GeneThera molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico. Currently the company is in discussions with one group to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

 Item 3.  GENETHERA PLAN OF OPERATION

Background

In November 2007, GeneThera, Inc. reincorporated in the State of Nevada due to a third party which purchased the GeneThera Florida Charter in order to blackmail our Company for $80,000. We had a special meeting with three shareholders where it was unanimously resolved for GeneThera to transfer its Charter to the State of Nevada as soon as possible in order to recognize our new incorporation on our next SEC filing. The reinstatement was completed by January 2008. GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. E. Coli (predominantly cattle) and Johne's disease (predominantly dairy cattle and bison) diagnostics are in development. GeneThera is making a pivotal shift from a Research and Development organization into a product marketing and revenue generating entity. The company strategy that we maintained from inception to our recent reverse split (July, 2008) had been one of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that with recent announcements the company is positioned to move from a developmental stage to a product oriented stage.

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


R&D SERVICES

Molecular, Cellular, Viral Biology Research, and Consulting Services. We provide independent research services to scientists in academia, the pharmaceutical industry, and the biotechnology industry. Primarily, GeneThera expertise focuses on technology relevant to animal and human immunotherapy. These services are backed by the cumulative experiences of greater than 50 years of research and development in both government and industry by GeneThera senior scientists. GeneThera intends to develop a commercial-scale implementation of Adenovector Purification Process to support R&D material production. Furthermore, GeneThera intends to evaluate and test commercially available expression vectors and incorporate them into its vector repertoire. These technologies are well established within the repertoire of GeneThera scientific staff. We cannot provide any assurance, however, that we will be able to successfully offer these services or that, if offered, we can provide them profitably.

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

To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America. The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003 as a marketing trial. GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but which has been in Europe for many years. The Field Collection Systems are available for purchase from the Company. Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE). Diagnostic assays for e.Coli O157:H7 and Johne?s disease are in the final stages of development.

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

Our recent developments include the progress we are making in regards to our Johnes disease validation trials scheduled to begin in collaboration with the Universidad National Autonoma de Mexico, a prominent state university in Mexico City. Our joint venture with Nutricion Avanzada, (the joint venture created a new company Applied Genetics. Applied Genetics is the marketing arm of GeneThera for the Mexican marketing of our Johne?s disease testing service and subsequent Vaccine, (which is currently under development) has been in contact with several major ranchers throughout Mexico, and the overwhelming response from the ranchers has been an outcry for help in detecting and eliminating Johne?s disease which is running rampant in their herds. Government approval and recommendation is expected to occur quickly once the validation trials are complete. The validation trials should be complete within 3-4 months from start. We will be conducting paid testing on a limited basis during the validation trials.

The recent signing of our agreement with STC.UNM (the technology development arm of The University of New Mexico) for the genetic vaccine they have developed and patented for e. Coli 0157:h7 has thrust GeneThera into the global spotlight. The vaccine acts on a genetic level to inhibit the growth and shedding of the deadly e. Coli 0157:h7 bacteria from cattle. The vaccine has already passed initial animal trials and is now set to enter the clinical trial phase. We are currently seeking partnerships for the completion of the clinical trials and subsequent taking of the finished vaccine to market. Due to the specific genetic makeup of the vaccine, we expect the clinical trials to be completed within 9-12 months from start. This is 3 to 5 times faster than a standard vaccine might take.

GeneThera no longer is working with The Goldsmith Group LLC due to manipulation of our market initiated by this independent contractor together with Steven Lockhart fro Lockhart Capital Group. We currently have two new Investor Relations Firms: JR Dopkin & Associates, LLC; Oracle Consultants, LLC; and Hawks Associates, Inc. for continued improvement of the company image and support for its shareholders. These IR Firms are private PR and Marketing firms whose members have extensive experience in the managing and marketing of both private and publicly traded firms throughout the US, Europe, and Canada. They are in charge of improving the company website, creating new marketing and information materials for shareholders and partners, and presenting our company to new groups of potential shareholders. We are excited to have them on board.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (The Exchange Act), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Consulting Chief Financial Officer, and Controller. We concluded that our internal controls are ineffective. We will be working on them to improve its effectiveness.

There will be significant changes in our internal controls and in other factors that will definitely affect internal controls positively subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission?s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On or about July 23, 2004, Sisu Media sued the Company in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney fees in amounts to be determined at trial. Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff?s claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.?s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment was entered in favor of the plaintiff in the amount of $49,000.00. On February 9, 2006, the Company appealed this judgment and on January 9, 2008, the Appellate Committee?s decision was in favor of the plaintiff due to lack of adequate legal representation. An additional judgment of $6,237.31 was awarded for their attorney?s fees. The Company has not paid the abovementioned judgment(s).

On October 11, 2006, MAG Capital, a California Limited Liability Company (Mercator Momentum III, LP; Mercator Momentum Fund LP; Monarch Pointe Fund, Ltd; a British Virgin Islands Corporation), filed litigation against GeneThera, Inc., GTI Corporate Transfer Agents, LLC, a Colorado limited liability company, Antonio Milici, an individual, Tannya L. Irizarry, and Laura Bryan, individuals in the Superior Court State Complaint for breach of written contract. The Company retained legal counsel from Mark A. Shoemaker. In January 2008, MAG Capital dismissed the claims except the anticipatory breach of contract for which the Company legal counsel filed an appeal dated February 19, 2008. The Company lost the appeal. MAG Capital sold the debt to a London Company.

Item 2.     Changes in Securities

None.

Item 3.     Defaults upon Senior Securities

No defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of March 31, 2009.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 10-Q

(A)       Financial Statements

Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-Q.

(B)	Exhibits

33.1	Certification pursuant to section 302 of the Sarbanes-
Oxley act of 2002
33.2	Certification pursuant to section 302 of the Sarbanes-
Oxley act of 2002
     99.1  Certification of the President and Chief Executive
	    Officer
     99.2  Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Arvada, Colorado on this 20th day of May, 2009.
GENETHERA, INC.

By:  s/ Antonio Milici
Name:   Antonio Milici
Title:  President and Chief
Executive Officer


Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on May 20, 2009:
Signature
Title(s)

/s/ Antonio Milici
Antonio Milici

President, Chief Executive Officer



/s/ Tannya L Irizarry
Tannya L Irizarry


Chief Financial Officer (Interim)
/s/ Thomas J Slaga
Thomas J Slaga
 Director





EXHIBIT 31.1


                     CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1. I have reviewed this Form 10-Q for the fiscal quarter ended March 31, 2009 of GeneThera, Inc.;

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

4. The small business issuer?s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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


Date:  May 20, 2009

/s/ Antonio Milici
--------------------------
Antonio Milici
President/Director


EXHIBIT 31.2


                     CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L Irizarry, certify that:

1. I have reviewed this Form 10-QSB for the fiscal year ended March 31, 2009 of GeneThera, Inc.;

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

4.   The small business   issuers other   certifying   officer(s) and
I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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


Date:  May 20, 2009



/s/ Tannya L. Irizarry
--------------------------
Tannya L. Irizarry
Chief Financial Officer (Interim)






Exhibit 32.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906
               OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended March 31, 2009, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.


By:       /s/  Antonio Milici
Name:    	Antonio Milici
Title:   	Chief Executive Officer
Date:    	May 20, 2009

Exhibit 32.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906
               OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended March 31, 2009, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.


By:       /s/ Tannya L Irizarry
Name:    	Tannya L Irizarry
Title:   	Chief Financial Officer (Interim)
Date:    	May 20, 2009