Form 10-K/A
period 2007-12-31
GENETHERA INC
filed 2009-06-26
CIK 1017110

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

Our independent auditors have expressed some doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2007.  For the years ended December 31, 2007 and 2006, our operating losses were $776,374 and $1,482,570, respectively.  Our current liabilities exceeded current assets by $1,501,613 and $1,392,097 for the years ended December 31, 2007 and 2006, respectively.

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

2 of 54

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

3 of 54

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

4 of 54

GES SYSTEM

GES is a proprietary assay development system.  GES was developed in 2001. To date, the system has been used to develop our TSE molecular assay.  GES is a gene expression system to be used solely in our laboratory and will not be marketed for commercial sale.  The core of GES is Fluorogenic Polymerase Chain Reaction technology (F-PCR).  GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and non post-PCR manipulation.  GES is a molecular genetic base system that utilizes fluorogenic Polymerase chain reaction (F-PCR).  Fluorogenic PCR (F-PCR) is a technology based on sequence specific hybridization between a nucleic acid target and a fluorogenic probe, a short sequence of DNA chemically treated to generate light at a specific wavelength, complementary to the target sequence. The probe consists of an oligonucleotide, a short synthetic DNA molecule, with two fluorescent molecules (a reporter and quencher dye) attached to both ends of the oligonucleotide.  Due to the unique design of the Fluorogenic probe, the activity of the Taq Polymerase enzyme allows direct detection of PCR products by the release of the fluorogenic reporter during PCR.  The reporter and the quencher dye are linked at the end of the probe. When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence.  During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site.  The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region binds to the target.  If the probe is not bound then no cleavage occurs. After cleavage, the shortened probe dissociates from the target and the polymerization of the DNA strand continues.  This process occurs in every cycle and does not interfere with the exponential accumulation of the product.  The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated.  The specificity of this 5’ nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur.  Thus, the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR.  No signal is generated by non-specific amplification.

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

5 of 54

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

6 of 54

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

7 of 54

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

8 of 54

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

9 of 54

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

10 of 54

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

11 of 54

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

12 of 54

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

13 of 54

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

The Company has no manufacturing capabilities

The Company does not have manufacturing capabilities for its DNA vaccine technology. The Company solely relies on other companies to manufactures vaccines that can meet Government Regulations. Manufacturing of these products are very expensive and The Company may not be able to secure the necessary funding to hire any of such companies. If The Company is unable to produce these vaccines, then the Company may never be able to initiate clinical trials. This will seriously hamper the Company’s ability to commercialize any of its DNA vaccine products.

The Company has limited Government Regulatory Experience

The company has never successfully undertaken a clinical trial for animal DNA vaccine. Our experience in this area is limited. The Company has never obtained regulatory approvals for any of its products.

Being Delisted from Over the Counter Bulletin Board (OTCBB)

Although by the time of our original Form 10-K filing, our company was participant of the exchange list of OTCBB (Over the Counter Bulletin Board), FINRA delisted our Company on June 19, 2008 by putting a penalty symbol after our ticker symbol GTHA due to failing to file our quarterly and annual reports according to the regulations. The Company paid FINRA $4,000 for an appeal hearing. FINRA already pre-determined our culpability before the appeal was addressed on June 20th, 2008. The Company had IT difficulties with their server. The Company does not change their date/time of filing. The Company requested for the SEC to change the headline of the 10K filing. It could have been done but the Office of Technology from the SEC opted to ignore the Company’s request for such modification based on our 16:20 date and time status on our computer screen. The filing of the 10K was done by 16:20; FINRA concluded the filing was done by 20:20. The Company learned the server was down for more than 4 hours when finally the server recovered its data; the date and time of the filing was changed without the Company’s knowledge. The FINRA staff only spoke with the Company’s investor relations entity, Mr. Richard Dopkin. No one spoke with our IT specialist who knew about our technical difficulties and how to retrieve the correct filing done by 16:20. Moreover, FINRA opted not speaking with the officers of GeneThera who witnessed the IT difficulties.

14 of 54

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

15 of 54

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

	As of December 31,

	2007	2006	2005

Operating Data:

Gross Profit	97,900	150,000	190,982

General and Administrative	(313,381)	(739, 529)	(896,696)

Consulting expense	(236,757)	(444,420)	(1,952,040)

Depreciation	(72,451)	(77,014)	(11,751)

Other income (expense)	(100)	(0)	(1,301,373)

Net loss	(524,789)	(1,482,571)	(3,794,079)

Loss per share	(.02)	(.07)	(.17)

Balance sheet data:

Cash and Cash Equivalents	68,468	26,314	18,031
Total assets	364,310	394,607	473,396
Total liabilities	1,570,081	1,418,411	850,277
Stockholders Equity (Deficit)	(1,205,771)	(1,023,804)	(376,881)

16 of 54

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

17 of 54

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

We have not generated significant operating revenues and, as of December 31, 2007 we had incurred a cumulative net loss from inception of $16,278,007.  Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed some doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2007.  For the years ended December 31, 2007 and 2006, our operating losses were $776,374 and $1,482,570, respectively.  Our current liabilities exceeded current assets by $1,501,613 and $1,392,097 for the years ended December 31, 2007 and 2006, respectively.

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

18 of 54

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

RELATED PARTY TRANSACTIONS

Setna Holdings, LLC is a related party to the Company with a promissory note of $150,801.  Setna is in the business of providing financial services and general business consulting services to privately-held and publicly-held corporations. Setna consults and assists GeneThera in implementing and also providing financial assistance while researching for appropriate plans for securing funds to meet the Company requirements for which Setna also introduces financial sources.  Mr. Anthony J. Milici is the Managing Director of Setna Holdings.  Upon the Company’s direction and approval, Setna disseminates information regarding GeneThera to shareholders, brokers, dealers, other investment community professionals, and the general investing public.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  After the death of the original Managing Director, Ms. Juanita Pagan in March 2006, Ms. Tannya L. Irizarry became the Managing Director of GTI Corporate Transfer Agents, LLC with a one-third ownership and/or interest.

RESULTS OF OPERATIONS
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

For the year ended December 31, 2007, the Company reported a net loss of $776,374, or less than $0.02 per share, and $97,900 of revenue as compared with a net loss of $1,482,570, or $0.07 per share, and $150,000 of revenue for the twelve months ended December 31, 2006.

General and Administrative Expenses:  General and administrative expenses decreased to $313,381 for the twelve months ended December 31, 2007 compared to $739,529 for the same period in 2006.  This decline was due to a decrease in personnel.

Consulting Expenses:  Consulting expenses decreased to $236,757 for the twelve months ended December 31, 2007 compared to $444,420 for the same period in 2006.  The decrease is attributable to the discontinuation of use of marketing consultants traditionally paid in stock of the Company.

19 of 54

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

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $201 as of December 31, 2007 and a cash balance of $234 as of December 31, 2006.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

20 of 54

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

21 of 54

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

22 of 54

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

23 of 54

ITEM 8 FINANCIAL STATEMENTS

GENETHERA, INC.
AND SUBSIDIARY
(A Development Stage Company)
FINANCIAL STATEMENTS
FOR THE PERIODS
OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2006 (UNAUDITED)
AND DECEMBER 31, 2007

24 of 54

25 of 54

Board of Directors
GeneThera, Inc.
Wheat Ridge, Co.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of GeneThera, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 of the financial statement, the Company’s accumulated deficit from operations and its difficulties in maintaining sufficient working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

W.T. Uniack & Co. CPA’s P.C.

Alpharetta, Georgia

June 23, 2009

26 of 54

Balance Sheet – 4
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STATE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007 AND 2006

Assets

	2007	2006
		Unaudited
Current Assets
Cash	$201	$234
Accounts receivable	68,267	6,800
Accounts receivable Related Parties	-	17,390
Prepaid expenses	-	1,890

Total Current Assets	68,468	26,314

Property and equipment	727,428	727,428
Accumulated Depreciation	(436,864)	(364,413)
Property and equipment, net	290,564	363,015

Other Assets
Deposits	5,278	5,278

Total Other Assets	5,278	5,278

Total Assets	$364,310	$394,607

27 of 54

Balance Sheet – 5
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007 AND 2006

Liabilities and Stockholders' Equity

	2007	2006
		Unaudited
Current Liabilities
Accounts payable	$601,013	$594,095
Accrued expenses	818,267	704,724
Leases payable, current portion	-	12,040
Notes payable	150,801	107,552

Total Current Liabilities	1,570,081	1,418,411

Total Liabilities	1,570,081	1,418,411

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 3,000,000 shares issued and outstanding $.001 par value	3,000	2,250
Common stock $.001 par value, 100,000,000 shares authorized; 51,525,849 shares issued and outstanding	51,527	35,476
Additional paid in capital	15,017,704	14,506,428
Deficit accumulated during development stage	(16,278,007)	(15,567,963)

Total Stockholders' Equity	(1,205,771)	(1,023,804)

Total Liabilities & Stockholders' Equity	$364,310	$394,607

28 of 54

Stmt of Operations – 6
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2007

			For the period from
	Year End December 31,		October 5, 1998
	2007	2006	(inception) to
		Unaudited	December 31, 2007
Income
Sales	$97,900	$150,000	$516,649
Research fees	-	-	188,382
Total income	97,900	150,000	705,031

Cost of sales	-	-	(30,352)

Gross profit	97,900	150,000	674,679

Expenses
Other compensation	-	-	3,283,009
Consulting	236,757	444,420	4,754,264
General and administrative expenses	313,381	739,529	3,821,000
Payroll expenses	235,350	306,890	2,104,619
Depreciation	72,451	77,014	475,567
Settlement expense		25,132	82,625
Dividend Payment	15,980		15,980
Lab expenses	255	39,592	294,772
Total expenses	874,174	1,632,578	14,887,550

Loss from operations	(776,274)	(1,482,577)	(14,212,871)

Other income (expenses)
Beneficial conversion expense	-	-	(1,987,991)
Interest expense	-	-	(46,758)
Gain on settlements	-	-	58,203
Other income (expenses), net	(100)	6	33,475

Net loss	$(776,374)	$(1,482,570)	$(16,278,007)

Loss per common share Basic & Diluted	$(0.015)	$(0.065)

Weight Average Shares	50,475,480	22,923,273

29 of 54

Stmt of Changes in Stockholders – 7
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2007

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2004	-	$-	-	$-	18,732,534	$18,733	$10,146,977	$(100,040)	$(10,413,571)	(347,901)

Shares issued in exchange for convertible notes payable					19,000	19	18,981			19,000

Shares issued for consulting services					2,050,000	2,050	1,965,952			1,968,002

Shares issued to officers					90,000	90	73,260			73,350

Cancellation of Previously Issued Consulting Shares					(15,204)	(15)	(15,945)			(15,960)

Beneficial conversion feature							367,397			367,397

Preferred stock issued	11,000	11					1,099,989			1,100,000

Preferred dividends paid									(46,338)	(46,338)

Repurchase of Common stock					(1,400)	(1)	(1,609)			(1,610)

Shares issued upon conversion of Preferred Shares	(1,400)	(1)			318,182	318	(317)

Additional Paid in capital- related party - note payment							20,000			20,000

Shares issued to employees					15,000	15	12,285			12,300

Shares issued upon conversion of Preferred Shares	(5,000)	(5)			1,086,957	1,087	(1,082)

Satisfaction of Subscription Receivable								100,040		100,040

Net loss for the year 2005									(3,625,483)	(3,625,483)

Balance December 31, 2005	4,600	$5			22,295,069	$22,296	$13,685,888	$-	$(14,085,392)	(377,203)

30 of 54

Stmt of Changes in Stockholders – 8
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2007

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2005	4,600	$5			22,295,069	$22,296	$13,685,888	$-	$(14,085,392)	(377,203)

Shares issued to officers in lieu of salary					90,000	$90	$12,510			12600

Shares issued to replace cancelled certificate-settlement					40,000	$40	$7,160

Shares issued for consulting services					700,000	700	87,300			88,000

Share issued to officer			1,500,000	1,500			58,500			60,000

Shares issued for consulting services					5,796,667	5,797	326,003			331,800

Share issued to officer			750,000	750			29,250			30,000

Shares issued for Settlement					600,000	600	35,400			36,000

Shares issued to officers in lieu of accrued salary					1,600,000	1,600	114,400			116,000

Shares issued for consulting services					4,353,000	4,353	150,017			154,370

Net Loss December 31, 2006									(1,482,571)	(1,482,571)

Balance December 31, 2006	4,600	$5	2,250,000	$2,250	35,474,736	$35,476	$14,506,428	$-	$(15,567,963)	$(1,023,804)

31 of 54

Stmt of Changes in Stockholders – 9
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2007

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2006	4,600	$5	2,250,000	$2,250	35,474,736	$35,476	$14,506,428	$-	$(15,567,963)	$(1,023,804)

Shares issued for consulting services					2,336,500	2,337	87,623			89,960
										-
Shares issued to officers in lieu of salary					1,485,000	1,485	71,865			73,350

Shares issued for consulting services					7,912,001	7,912	255,504			263,416

Shares Sold Officers			750,000	750			14,250			15,000
						-				-
Shares issued for consulting services					1,855,390	1,855	35,252			37,107

Shares issued for consulting services					2,462,222	2,462	46,782			49,244

Net Loss December 31, 2007									(776,374)	(776,374)

Balance December 31, 2007	4,600	$5	3,000,000	$3,000	51,525,849	$51,527	$15,017,704	-	$(16,278,007)	(1,205,771)

32 of 54

Stmt of Cash Flows – 10
GENETHERA, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period from
	Year End December 31,		October 5, 1998
	2007	2006	(inception) to
		Unaudited	December 31, 2007

Cash flows from operating activities:
Net loss	$(776,374)	$1,482,571	$(16,278,007)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	72,451	77,014	$238,031
Compensation in exchange for common stock	506,057	629,970	$9,026,641
Beneficial conversion feature			$1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	(61,467)	(90,990)	$(129,734)
Accounts receivable Related Parties	17,390	(17,390)	$17,390
Reserve for Uncollectible	-	90,000	$90,000
Inventory	-	-	$-
Prepaid expenses	1,890	8,661	$(110)
Other assets	-	9,736	$7,278
Increase in accounts payable and accrued liabilites	221,461	417,669	$1,588,665

Total adjustments	757,782	1,124,670	12,826,151

Net cash used in operating activities	(18,592)	(357,901)	(3,451,856)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)

Cash flows from financing activities:
Bank overdraft			-
Capital contributed as equipment			272,376
Principal payments on notes & leases payable			(240,119)
Payment of lease payable	(12,040)	(2,311)	120,343
Payment for Accrued Salaries	73,350	116,000	189,350
Proceeds from issuance of stock	15,000	90,000	1,908,882
Proceeds from loans payable	(57,751)	152,777	1,633,301
Proceeds from Subscription Recievable	-		100,040
Repurchase of Common Stock	-		(1,610)
Receipt of APIC	-		20,000
Payment of Preferred Dividend	-		(46,338)

Net cash provided by financing activities	18,559	356,466	3,956,225

Net increase (decrease) in cash	(33)	(1,435)	205,296

Cash, beginning of year	234	1,669	-

Cash, end of year	$201	$234	$201

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$-		$46,758
Cash paid during the period for Taxes	$-	$-	$-

33 of 54

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

34 of 54

GENETHERA, INC. AND SUBSIDIARY
(A DEVELPOMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Related Party Transactions

Setna Holdings, LLC is a related party to the Company with a promissory note of $150,801. Mr. Anthony J. Milici is the Managing Director of Setna Holdings. GTI Corporate Transfer Agents, LLC is the Company’s transfer agent. After the death of the original Managing Director, Ms. Juanita Pagan sometime in March 2006, Ms. Tannya L. Irizarry became the Managing Director (Interim) of GTI Corporate Transfer Agents, LLC with a one third ownership and/or interest.

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

35 of 54

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

36 of 54

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

37 of 54

GENETHERA, INC. AND SUBSIDIARY
(A DEVELPOMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2    ACCOUNTS RECEIVABLE

The Company has an outstanding Accounts Receivable to a related party as follows:

	2007	2006

Receivable with no interest, due on demand, unsecured.	$0	$17,390
Less current portion	(0)	(17,390)

Total Accounts Receivable – related party	$0	$0

There was no interest revenue related to this obligation for the years ended December 31, 2006 and 2005. This transaction is with a related party as an officer of GeneThera, Inc. is a one-third owner of GTI Corporate Transfer Agents, LLC. GTI paid GeneThera operations expenses in the beginning of 2006.

The receivable of $90,000 for Xpention Genetics was written off to bad debt and reserve for uncollectible debt.

NOTE 3    PROPERTIES AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Office Equipment	$84,344	$84,344
Laboratory Equipment	643,084	643,084

Total	727,428	727,428
Less: Accumulated Depreciation	(436,864)	(364,413)

Net Property & Equipment	$290,564	$363,015

Depreciation expense for the years ended December 31, 2007 and 2006 was $72,451 and $77,014, respectively.

38 of 54

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

Total lease expense for the years ended December 31, 2007 and 2006 was $54,405, and $62,823, respectively.

Capital Leases

The Company’s property under capital leases is included in property and equipment (See Note 3) and is summarized as follows:

	2007	2006

Laboratory Equipment	$31,574	$31,574
Computer	2,672	2,672

Total	34,246	34,264
Less: Accumulated depreciation	(23,077)	(23,077)

Net assets under capital leases	$11,169	$12,760

Future annual minimum lease payments under these non-cancelable operating and capital leases at December 31, 2007 were as follows:

	Operating	Capital
	Leases	Leases

2008	0	0
2009	0	0
2010 and thereafter	0	0

	$0	0
Less amount representing interest		0
Present value of minimum lease payments		0
Less current portion		(0)

Long-term portion of capital lease payable		$0

Total interest expense, including late fees, under capital leases was $0 and $3,828 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5    LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

	2007	2006

Loan payable with no interest, due on demand, unsecured.	$150,801	$107,552
Less current portion	(0)	(0)

Total Current loan payable – related party	$150,801	$107,552

There was no interest expense related to this obligation for the years ended December 31, 2007 and 2006.  Setna Holdings is a shareholder and is managed by Anthony J. Milici. Setna is advancing the company funds for their operational expense until pending contracts are finalized.

NOTE 6    ACCRUED EXPENSE

The Company has an outstanding accrued expense to the party as follows:

Antonio Milici	$517,187
Tannya Irizarry	248,973
Steve G	36,258
Sisu Media	15,849

Total Accrued Expense	$818,267

39 of 54

GENETHERA, INC. AND SUBSIDIARY
(A DEVELPOMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE  7    STOCKHOLDERS’ EQUITY (DEFICIT)

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

40 of 54

GENETHERA, INC. AND SUBSIDIARY
(A DEVELPOMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7    STOCKHOLDERS’ EQUITY (DEFICIT) – continued

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

41 of 54

GENETHERA, INC. AND SUBSIDIARY
(A DEVELPOMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7    STOCKHOLDERS’ EQUITY (DEFICIT) – continued

Common Stock – continued

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

42 of 54

GENETHERA, INC. AND SUBSIDIARY
(A DEVELPOMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7    STOCKHOLDERS’ EQUITY (DEFICIT) – continued

Summary of Warrant activity

	Warrants- Common Share Equivalents	Weighted Average Exercise Price	Warrants exercisable- Common Share Equivalents	Weighted Average Exercise Price

Outstanding December 31, 2004	0
Granted (1)	597,826	$0.92	597,826	$0.92
Exercised	0		0
Outstanding December 31, 2005	597,826	$0.92	597,826	$0.92
Granted	0		0
Exercised	0		0
Outstanding December 31, 2006	597,826	$0.92	597,826	$0.92
Granted	0		0
Exercised	0		0
Outstanding December 31, 2007	597,826	$0.92	597,826	$0.92

(1)     In January of 2005, we issued 597,826 warrants to MAG Capital and three affiliated parties of MAG Capital as part of a $1.1 million convertible note. The warrants carried a term of 3 years and subsequently expired in January of 2008.

	Warrants outstanding			Warrants exercisable
Range of Warrant Exercise Price	Warrants- Common Share Equivalents	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life as of 12/31/2007	Warrants- Common Share Equivalents	Weighted Average Exercise Price
$0.92	597,826	$0.92	.083 years	597,826	$0.92

Option grant summary

	Options- Common Share Equivalents	Weighted Average Exercise Price	Options exercisable- Common share equivalents	Weighted Average Exercise Price
Outstanding December 31, 2003	0
Granted (2)	1,450,000	$0.25	1,450,000	$0.25
Exercised	0		0
Outstanding December 31, 2004	1,450,000	$0.25	1,450,000	$0.25
Granted (3)	1,280,000	$0.44	1,280,000	$0.44
Exercised	0		0
Outstanding December 31, 2005	2,730,000	$0.34	2,730,000	$0.34
Granted	0		0
Exercised	0		0
Outstanding December 31, 2006	2,730,000	$0.34	2,730,000	$0.34
Granted	0		0
Exercised	0		0
Outstanding December 31, 2007	2,730,000	$0.34	2,730,000	$0.34

	Options outstanding			Options exercisable
Range of Option Exercise Price	Options- Common Share Equivalents	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life as of 12/31/2007	Options- Common Share Equivalents	Weighted Average Exercise Price

$0.25	1,780,000	$0.25	3.33	1,780,000	$0.25
$0.50	950,000	$0.50	2.25	950,000	$0.50
Total	2,730,000	$0.34		2,730,000	$0.34

(1)Issued pursuant to 2004 Senior Officer Option Plan. These options were subsequently recalculated after the Company’s reverse stock split made effective in July 2008. Outstanding options under this plan are now 290 at an exercise price of $1250.

(2)Issued pursuant to 2005 Employee, Director, and Consultant Option Plan. These options were subsequently recalculated after the Company’s reverse stock split in July 2008. Outstanding options under this plan after the split were 66 at $1250 and all expired in September 2008.

(3)Issued pursuant to 2005 Employee, Director, and Consultant Option Plan. These options were subsequently recalculated after the Company’s reverse stock split in July 2008. Outstanding options under this plan after the split were 190 at $2500 and expire in September 2010.

43 of 54

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8    INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2007 and 2006 of approximately $16,278,007 and $15,567,963, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2025.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income.

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

NOTE 10          GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the years ended December 31, 2007 and 2006, the Company showed operating losses of $776,374 and $1,482,570, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,501,613 and $1,392,097 at December 31 2007 and 2006, respectively.

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

	2007	2006
Consulting	$0	$0
Salaries	144,000	144,000
Lease expense	63,217	63,217
Depreciation	11,751	11,751
Lab expenses	255	39,592

Totals	$219,223	$258,560

44 of 54

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since March 15, 2006, our auditors are Jaspers + Hall, P.C. On November 9, 2008, after the PCAOB Registration was revoked from Jaspers + Hall, PC, the auditor re-auditing this annual report is W.T. Uniack & Co. CPA’s, P.C.

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

45 of 54

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

46 of 54

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

Name and Principal Position	Year	Salary $		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Tony Milici	2006	$144,000	(1)	-	-	-	-	-	-	144,000
Chief Executive Officer
	2007	144,000	(2)							144,000

Tannya Irizarry	2006	90,000			45,000 Restricted Shares					135,000
Chief Financial Officer
	2007	90,000		-	45,000 Restricted Shares	-	-	-	-	135,000
No other officer or director received in excess of $100,000 for the years ending December 31, 2007 and December 31, 2006.
(1) and (2) Dr. Milici’s salaries for years indicated have been accrued but not paid.

The Company provides Dr. Milici with a company car and reimburses him for fuel costs.

47 of 54

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

(2)	Includes 300,000 shares subject to operations exercisable within 60 days of December 31, 2007.

48 of 54

SERIES B PREFERRED STOCK

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Antonio Milici	10,068,339	19.54%	1,500,000	50
Tannya L. Irizarry (3)	735,000	1.43%	1,500,000	50
All Directors and Officers as a Group (2 persons)	10,803,339	21.00%	3,0000,000	100

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

49 of 54

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

MARKETING CONSULTANT

In March 2007 we entered into a consulting agreement with The Mezey Howarth Group (the “Marketing Consultant”) pursuant to which the Marketing Consultant agreed to provide us with Investor Relations. In June 2007, the marketing consultant was terminated. Currently, the Company is in the process of signing a consulting agreement as a marketing consultant with JR Dopkin & Associates from New York. On February 29th, 2008, the Company signed a consulting agreement as a marketing consultant with Jack Craig from Florida. They will both work together as marketing/Investor Relations consultants.

50 of 54

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

51 of 54

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

10.13	Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC. (5)

52 of 54

10.14	Warrant to Purchase Common Stock issued to Mercator Momentum Fund, LP. (5)

10.15	Warrant to Purchase Common Stock issued to Mercator Momentum Fund III, LP. (5)

10.16	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd. (5)

10.17	Industrial Multi-Tenant Lease dated December 4, 2001 between Youngfield Plaza LLC and GeneThera, Inc. (4)

10.18	Amendment to Industrial Multi-Tenant Lease dated December 12, 2004 between Youngfield Plaza LLC and GeneThera, Inc. (6)

10.19	Strategic Alliance Agreement dated November 1, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

10.20	Securities Purchase Agreement dated November 8, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

10.21	Letter Agreement dated March 1, 2005 between 0711005 B.C. Ltd and GeneThera, Inc. (6)

10.22	Mutual Release and Settlement Agreement dated March 1, 2005 between J.P. Turner & Company, L.L.C. and GeneThera, Inc. (6)

21.1	List of Subsidiaries. (6)

31.1	Certification of Chief Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification Of The President And The Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification Of The Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.1	Curriculum Vitae. (4)

(1)	Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on March 5, 2002.
(2)	Incorporated by reference to our Annual Report on Form 10-Q, as filed with the Commission on June 4, 2002.
(3)	Incorporated by reference to our Annual Report on Form 10-Q, as filed with the Commission on April 14, 2004.
(4)	Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-118937) and amendments thereto, declares effective December 1, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on January 19, 2005.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-123138) filed on March 4, 2005.

53 of 54

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23 day of June, 2009.

GeneThera, Inc.

By:  /s/ Antonio Milici
Antonio Milici, M.D., Ph.D.
President

By:  /s/ Tannya L. Irizarry
Tannya L. Irizarry
Chief Financial Officer (Interim)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Antonio Milici	President	06/23/09
Antonio Milici, M.D., Ph.D.	Director

/s/ Tannya L. Irizarry	Chief Financial	06/23/09
Tannya L. Irizarry	Officer (Interim)

/s/ Dr. Thomas Slaga	Director	06/23/09
Dr. Thomas Slaga

54 of 54