Form 10-K/A
period 2008-12-31
GENETHERA INC
filed 2009-07-13
CIK 1017110

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
Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of ‘large accelerated filer,’ ‘accelerated filer,’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.  (Check one):
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

The issuer’s revenue for its most recent fiscal year was $10,822.00

The aggregate market value of the issuer’s voting stock held by non-affiliates of the issuer as of December 31, 2008 was $2,250,000.

1 of 68

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GeneThera, Inc. (‘we’ or ‘the Company’), formerly known as Hand Brand Distribution, Inc., was incorporated in November 1998, under the laws of the State or Florida.  We transferred our state of incorporation under the laws of the State of Nevada in November 2007. This corporate action was finalized in January 2008. No shareholder approval was obtained for the transfer of our state of incorporation. The abovementioned corporate action protected the best interest of our long-term shareholders’ investments when our Charter in Florida was in jeopardy. Our main focus was to guard their investment in GeneThera. Our Common Stock currently trades on the Pink Sheets OTC ‘Over-The-Counter’ (‘PS’) under the symbol GTHR.  Our executive offices are located at 5255 Marshall Street Arvada, CO 80002 and our telephone number is 303-463-6371.

For the fiscal year 2008 the Company had one subsidiary, GeneThera, Inc., a Colorado corporation, (‘GeneThera’).

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

2 of 68

Our independent auditors have expressed some doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2007.  For the years ended December 31, 2008 and 2007, our operating losses were $1,988,328 and $776,374 respectively.  Our current liabilities exceeded current assets by $1,731,359 and $1,501,613 for the years ended December 31, 2008 and 2007, respectively.

Up until 2002, GeneThera, Inc. was a privately held Colorado corporation (‘GeneThera Colorado’).  The Board of Directors at that time determined it would be in the best interests of the Company to become a publicly traded company in order to facilitate the business goals and objectives of the Company.  That led to negotiations with the Board of Hand Brand Distribution to effect a reverse acquisition.  The negotiations were on an ‘arms-length’ basis at the time and results in the reverse acquisition being completed in October 2003 with the distribution of shares to Dr. Milici for the acquisition from him of GeneThera, Inc.  A total of 9,270,000 (after 2:1) shares were issued as consideration for the sale of the private corporation.  GeneThera received all the assets of GeneThera Colorado including all laboratory equipment, laboratory supplies, research and development, processes, and intellectual property.

We are a biotechnology company that develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.  We are in the development stage and have not generated significant revenues since our organization.  Since June 2005, we had research contracts with Xpention Genetics, LLC for the development of a molecular test for early detection of cancer in dogs and the development of a molecular test for early detection of cancers in humans Stage 1.  GeneThera’s business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAX™, a highly efficient purification technology. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effectives, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

3 of 68

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

4 of 68

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

5 of 68

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

6 of 68

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

1.the antibodies-based culture media used to detect the presence of infectious diseases has a low level of sensitivity;

2.high background due to non-specific binding of antibodies and/or culture contamination; sample preparation and storage creates artifacts; and long, cumbersome protocols necessary to perform these tests.

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

7 of 68

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

8 of 68

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

9 of 68

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

E.COLI 0157H:7  VACCINE

GeneThera has otained the right for worldwide license from the University of New Mexico to develop and commercialize a vaccine against the e.coli 0157:H7 This vaccine id based on the use of genetically modified E.coli 0157:h7 bacterial strain GeneThera e.coli vaccine is the first genetically modified vaccine. Our vaccine provide a live attenuated strain of e.coli 0157:H7, 026 or 0111 in which the shiga toxin coding sequences are deleted to abolish Shiga toxin production and one or more of the nucleotide sequences coding for the bacterial adhesion protein intimin (eae), the locus of the enterocyte effacement encoded regulator(lir) are mutated to inactivate the activity of the encoded protein(s)
This vaccine provides an effective way to inhibit carriage and shedding of enterohemorrhagic E. coli in cattle.

Phase I preclinical studies in animal models have shown that vaccinate rabbits or mice reduce shedding up to 99% with virtually no presence of shiga toxin.  These results are obtained with a single vaccine dose.

It is the company plan to continue the vaccine development by initiating in the near future Phase II clinical studies which will be undertaken in cows and calves.  These animals will treated with single or multiple injections of the mutated strain of E.coli 0157:H7 We anticipate phase II clinical trial to last 8-10 months.

In addition we have developed a highly reliable testing method based on the use of real time PCR to determine the presence of shiga toxin producing E.coli.  This method is far more sensitive and reliable of the rope test in determining the efficacy of our E.coli vaccine.

10 of 68

FUTURE DEVELOPMENT PLANS

It is GeneThera’s intention to continue with the research and development and validation of the molecular tests and DNA vaccines.  Future plans comprises in initiating validation procedures for both TSE and Johne’s disease molecular test. These validation protocols will be performed in Mexico. At the present time, we do not plan to initiate any validation protocol in the United States.

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

However, if GeneThera decides to initiate animal testing in the United States, commercialization of its diagnostic tests will not require approval process from the USDA.  All tests will be done utilizing the blood of animals that can be collected in the field using the Company’s proprietary Field Collection System (FCS).  The collected blood is then sent to GeneThera’s laboratory for testing.  Since all of the testing is done “in house,” meaning tested at laboratories operated by GeneThera and using GeneThera developed testing methods, the USDA deems GeneThera’s test to be under the category of Veterinary Services.  The regulations on Veterinary Services are much different that that of third party testing.  “Veterinary Services” specifically mentioned by GeneThera are tests developed and performed ‘in house’. The USDA through APHIS regulates Veterinary Biologicals (vaccines bacterins, antisera, diagnostic kits and other product of biological origin) APHIS regulates veterinary biologics available for the diagnosis prevention and treatment of animal disease to ensure the products are pure, safe, potent and effective. GeneThera’ molecular tests are not diagnostics kits and therefore do not fall under the Veterinary Biologics category.

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

11 of 68

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

12 of 68

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

13 of 68

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

14 of 68

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

15 of 68

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

16 of 68

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

17 of 68

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

Being Delisted from Over the Counter Bulletin Board (OTCBB)

Although by the time of our original Form 10-K filing, our company was participant of the exchange list of OTCBB (Over the Counter Bulletin Board), FINRA delisted our Company on June 19, 2008 by putting a penalty symbol after our ticker symbol GTHA due to failing to file our quarterly and annual reports according to their standards. The Company paid FINRA $4,000 for an appeal hearing, which was useless since FINRA already pre-determined our culpability before the appeal was addressed on June 20th, 2008. The Company had IT difficulties with their server. The Company does not change their date/time of filing; therefore, the Company was asking to the SEC to change the headline of the 10K filing. It could have been done but the Office of Technology from the SEC opted to ignore the Company’s request for such modification due to our 16:20 date and time status on our computer screen. Even though, the filing of the 10K was done by 16:20; FINRA concluded the filing was done by 20:20. The Company learned that the server was down for more than 4 hours when finally the server recovered its data; the date and time of the filing was changed without the Company’s knowledge. Moreover, the Company understood when they filed for an extension requested by their auditors, that the Company had 15 calendar days to complete such extension of filing. The fifteenth day came along and the filing was completed and approved by the auditors. However, once the EDGAR was completed, the Company’s server was having technical difficulties, especially when their server went down. Regardless of such explanation given to the SEC Technology Office requesting to change the headline of the filing, no one was concerned to contact the Company’s CFO Interim to let the Company know about the answer to their updated request. When the appeal hearing was done, the FINRA staff only spoke with the Company’s investor relations entity, Mr. Richard Dopkin. No one spoke with our IT specialist who knew about our technical difficulties and how to retrieve the correct filing done by 16:20. Moreover, FINRA did not care to speak with the officers of GeneThera, even though, they were witnesses of the IT difficulties. FINRA seized $4,000 from the Company without a fair appeal hearing to the Company’s shareholders since no one from FINRA cared to hear the essence of the appeal.

18 of 68

ITEM 2 DESCRIPTION OF PROPERTY

We leased a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033 until March 6, 2009.  The lease was on a month-to-month basis and the rent was $4,000 per month.  We relocated to Arvada, CO where we lease a 1,945 square foot office space. We are viewing other suitable laboratory space near Arvada. We sub-lease 700 square foot of office space to GTI Corporate Transfer Agents, LLC, a related party, located on unit 201.  The lease is on a five-year basis and the rent is $2,000.00 per month effective February 26th, 2009.  Our current address is 5255 Marshall Street in Arvada, CO. We do not own any real estate property.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently we do not have the funds to purchase or construct any such laboratories and do not have commitment from any party to provide the funds for a laboratory.

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

19 of 68

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

Year	Quarter	High	Low

2008	Fourth	$11.50	$0.05
	Third	18.50	11.50
	Second	25.00	0.008
	First	0.03	0.02

2007	Fourth	$0.03	$0.01
	Third	0.03	0.02
	Second	0.05	0.02
	First	0.05	0.03

2006	Fourth	$0.08	$0.02
	Third	0.10	0.05
	Second	0.33	0.08
	First	0.28	0.06

2005	Fourth	$0.49	$0.10
	Third	1.00	0.40
	Second	1.05	0.54
	First	1.25	0.92

2004	Fourth	$1.94	$0.88
	Third	1.60	0.70
	Second	2.85	0.90
	First	4.39	2.05

* Source Yahoo Finance

There are no restrictions on the payment of dividends. There are approximately 235 record holders of common stock as of December 31, 2008.

DIVIDENDS

 On May 21st, 2007, the Company issued a one-time dividend payment in the amount of .0004 per share.

20 of 68

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Item 8. “Financial Statements.”

Operating Data
	As of December 31,

	2008	2007	2006	2005
Gross Profit	10,822	97,900	150,000	190,982
General and Administrative	(972,531)	(313,381)	(739,529)	(896,696)
Consulting expense	(722,515)	(236,757)	(444,420)	(1,952,040)
Payroll expense	(234,000)	(235,350)	(306,890)
Lab expense	(457)	(255)	(39,592)
Depreciation	(69,647)	(72,451)	(77,014)	(11,751)
Settlement expense	0	0	(25,132)
Other income (expense)	0	(100)	0	(1,301,373)

Net Loss	(1,988,328)	(776,374)	(1,482,577)	(3,970,878)

Loss Per Share	-4.179	-0.02	-0.07	-0.17

Balance sheet data:
	2008	2007	2006	2005
Cash and Cash Equivalents	869	68,468	26,314	18,031
Total Assest	221,786	364,310	394,607	473,396
Total Liabilities	2,389,207	1,570,081	1,418,411	850,277
Stockholders Equity (Deficit)	(2,167,421)	(1,205,771)	(1,023,804)	(376,881)

21 of 68

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

22 of 68

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

We have not generated significant operating revenues and, as of December 31, 2008 we had incurred a cumulative net loss from inception of $18,296,197.  Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed some doubt about our ability to continue as a going concern in their report on our consolidated financial statements for the fiscal year ended December 31, 2007.  For the years ended December 31, 2008 and 2007, our operating losses were $1,988,328 and $776,374, respectively.  Our current liabilities exceeded current assets by $1,731,359 and $1,501,613 for the years ended December 31, 2008 and 2007, respectively.

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

23 of 68

RECENT DEVELOPMENTS

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

In 2008 GeneThera signed an agreement for the rights to an exclusive license with the University of New Mexico for the development and commercialization of E-Coli 0157-h7 vaccine.  This option expires in August 2009.  It is the company’s intention to have the final agreement finalized before the due date of the exclusive right.

RELATED PARTY TRANSACTIONS

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  After the death of the original Managing Director, Ms. Juanita Pagan in March 2006, Ms. Tannya L. Irizarry became the Managing Director of GTI Corporate Transfer Agents, LLC with a one-third ownership and/or interest.

24 of 68

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

For the year ended December 31, 2008, the Company reported a net loss of $1,988,328, or less than $0.05 per share, and $10,822 of revenue as compared with a net loss of $776,374, or $0.02 per share, and $97,900 of revenue for the twelve months ended December 31, 2007.

General and Administrative Expenses:  General and administrative expenses increased to $972,531 for the twelve months ended December 31, 2008 compared to $313,381 for the same period in 2007.  This increase was due to a judgment on the company.

Consulting Expenses:  Consulting expenses increased to $722,515 for the twelve months ended December 31, 2008 compared to $236,757 for the same period in 2007.  The increased is attributable to the continuation of use of marketing consultants traditionally paid in stock of the Company.

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

25 of 68

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $48 as of December 31, 2008 and a cash balance of $201 as of December 31, 2007.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

26 of 68

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

27 of 68

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

28 of 68

EMPLOYEES

As of December 31, 2008, we had a total of two (2) full-time employees who devote substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2012.  In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annual plus bonuses as may be determined by the Board of Directors in its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2012.  Ms. Irizarry’s base salary is $90,000 per annum.  The above salaries have been accrued to be paid in common stock shares from the Company.  There are no employee issues at this time.

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

PROPERTIES

We leased a 5,730 square foot biotechnology laboratory located at 3930 Youngfield Street, Wheat Ridge, Colorado 80033.  The lease expired in January 2007, and the rent was $4,000.00 per month.  The Company was on a month-to-month basis. Our new location is 5255 Marshall Street in Arvada, CO. The lease is for five years. The monthly rent is $2,000. We sub-lease 900 square feet to GTI Corporate Transfer Agents, LLC.  The monthly rent is $1,000. We are viewing lab space suitable for our biotechnology research, which will be adequate to meet our research requirements.  We do not own any real property.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently, we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.

29 of 68

ITEM 8 FINANCIAL STATEMENTS

GENETHERA, INC.
AND SUBSIDIARY
(A Development Stage Company)
FINANCIAL STATEMENTS
FOR THE PERIOD FROM
OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2006
(Unaudited) to December 31, 2008

30 of 68

GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM
OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2006
(Unaudited) to December 31, 2008

31 of 68

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

W.T. Uniack & Co. CPA’s P.C.
Alpharetta, Georgia
June 23, 2009

32 of 68

Balance Sheet – 3
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STATE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2008 AND 2007

Assets

	2008	2007
Current Assets
Cash	$48	$201
Accounts receivable	821	68,267
Accounts receivable Related Parties	-	-
Prepaid expenses	-	-

Total Current Assets	869	68,468

Property and equipment	727,428	727,428
Accumulated Depreciation	(506,511)	(436,864)
Property and equipment, net	220,917	290,564

Other Assets
Deposits	-	5,278

Total Other Assets	-	5,278

Total Assets	$221,786	$364,310

33 of 68

Balance Sheet – 4
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STATE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2008 AND 2007

Liabilities and Stockholders' Equity

	2008	2007

Current Liabilities
Accounts payable	$265,651	$601,013
Accrued expenses	1,466,577	818,267
Leases payable, current portion	-	-
Notes payable	-	150,801

Total Current Liabilities	1,732,228	1,570,081

Loan to Shareholder	656,979	-

Total Liabilities	2,389,207	1,570,081

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 7,320,000 shares issued and outstanding $.001 par value	7,320	3,000
Common stock $.001 par value, 100,000,000 shares authorized;
2,265,816 shares issued and outstanding	467	51,527
Additional paid in capital	16,096,984	15,017,704
Deficit accumulated during development stage	(18,272,197)	(16,278,007)

Total Stockholders' Equity	(2,167,421)	(1,205,771)

Total Liabilities & Stockholders' Equity	$221,786	$364,310

34 of 68

Stmt of Operations – 5
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM OCTOBER 5, 1998 (INCEPTION) TO DECEMBER 31, 2008

			For the period from
	Year End December 31,		October 5, 1998
	2008	2007	(inception) to
			December 31, 2006 (Unaudited)
			to December 31, 2008
Income
Sales	$10,822	$97,900	$527,471
Research fees	-	-	188,382
Total income	10,822	97,900	715,853

Cost of sales	-	-	(30,352)

Gross profit	10,822	97,900	685,501

Expenses
Other compensation	-	-	3,283,009
Consulting	722,515	236,757	5,543,109
General and administrative expenses	972,531	313,381	4,757,063
Payroll expenses	234,000	235,350	2,338,619
Depreciation	69,647	72,451	545,214
Settlement expense		-	82,625
Dividend Payment	-	15,980	15,980
Lab expenses	457	255	295,229
Total expenses	1,999,150	874,174	16,916,562

Loss from operations	(1,988,328)	(776,274)	(16,231,061)

Other income (expenses)
Beneficial conversion expense	-	-	(1,987,991)
Interest expense	-	-	(46,758)
Gain on settlements	-	-	58,203
Other income (expenses), net	-	(100)	33,475

Net loss	$(1,988,328)	$(776,374)	$(18,296,197)

35 of 68

Stmt of Changes in Stockholders – 6
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2008

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2004	-	$-	-	$-	3,747	$18,733	$10,146,977	$(100,040)	$(10,413,571)	(347,901)

Shares issued in exchange for convertible notes payable					4	19	18,981			19,000

Shares issued for consulting services					410	2,050	1,965,952			1,968,002

Shares issued to officers					18	90	73,260			73,350

Cancillation of Previously issued consulting shares					(3)	(15)	(15,945)			(15,960)

Beneficial conversion feature							367,397			367,397

Preferred stock issued	11,000	11					1,099,989			1,100,000

Preferred dividends paid									(46,338)	(46,338)

Repurchase of Common stock					(0)	(1)	(1,609)			(1,610)

Shares issued upon conversion of Preferred Shares	(1,400)	(1)			64	318	(317)

Additional Paid in capital- related party - note payment							20,000			20,000

Shares issued to employees					3	15	12,285			12,300

Shares issued upon conversion of Preferred Shares	(5,000)	(5)			217	1,087	(1,082)

Satisfaction of Subscription Receivable								100,040		100,040

Net loss for the year 2005									(3,625,483)	(3,625,483)

Balance December 31, 2005	4,600	$5			4,459	$22,296	$13,685,888	$-	$(14,085,392)	(377,203)

36 of 68

Stmt of Changes in Stockholders – 7
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2008

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2005	4,600	$5			4,459	$22,296	$13,685,888	$-	$(14,085,392)	(377,203)

Shares issued to officers
in lieu of salary					18	$90	$12,510			12600

Shares issued to replace
cancelled certificate-settlement					8	$40	$7,160			7200

Shares issued for consulting services					140	700	87,300			88,000

Share issued to officer			1,500,000	1,500			58,500			60,000

Shares issued for consulting services					1,159	5,797	326,003			331,800

Share issued to officer			750,000	750			29,250			30,000

Shares issued for Settlement					120	600	35,400			36,000

Shares issued to officers
in lieu of accrued salary					320	1,600	114,400			116,000

Shares issued for consulting services					871	4,353	150,017			154,370

Net Loss December 31, 2006									(1,482,571)	(1,482,571)

Balance December 31, 2006	4,600	$5	2,250,000	$2,250	7,095	$35,476	$14,506,428	$-	$(15,567,963)	$(1,023,804)

37 of 68

Stmt of Changes in Stockholders – 8
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2008

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2006	4,600	$5	2,250,000	$2,250	7,095	$35,476	$14,506,428	$-	$(15,567,963)	$(1,023,804)

Shares issued for consulting services					467	2,337	87,623			89,960
										-
Shares issued to officers
in lieu of salary					297	1,485	71,865			73,350

Shares issued for consulting services					1,582	7,912	255,504			263,416

Shares Sold Officers			750,000	750			14,250			15,000
						-				-
Shares issued for consulting services					371	1,855	35,252			37,107

Shares issued for consulting services					492	2,462	46,782			49,244

Net Loss December 31, 2007									(776,374)	(776,374)

Balance December 31, 2007	4,600	$5	3,000,000	$3,000	10,305	$51,527	$15,017,704	$-	$(16,278,007)	$(1,205,771)

38 of 68

Stmt of Changes in Stockholders – 9
GENETHERA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED DECEMBER 31, 2008

									Development
									Stage
	Preferred Stock A		Preferred Stock B		Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Agreement	Deficit	Total

Balance December 31, 2007	4,600	$5	3,000,000	$3,000	10,305	$51,527	$15,017,704	$-	$(16,278,007)	$(1,205,771)

Shares issued for consulting services					850	4,251	82,223			86,474

Shares issued for rent					144	718	13,645			14,363

Shares issued for rent					328	1642	16781			18,423

Shares issued for consulting services					968	4839	469052			473,891

Additional paid in Capital - Reverse Split						-62964	62964

Shares issued to Officer			4,500,000	4,500			175,500			180,000

Shares issued for consulting services					2,221	3	34,996			34,999

Converted Shares			(30,000)	(30)	300,000		-270			(300)

Converted Shares			(150,000)	(150)	1,500,000		(1,350)			(1,500)

Shares issued for Consulting services					451,000	451	225,739			226,190

Net Loss December 31, 2008									(1,988,328)	(1,988,328)

Balance December 31, 2008	4,600	5	7,320,000	7,320	2,265,816	467	16,096,984	-	(18,272,197)	(2,167,421)

39 of 68

Stmt of Cash Flows – 10

GENETHERA, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period from
	Year End December 31,		October 5, 1998
			(inception) to
			December 31, 2006 (Unaudited)
	2008	2007	to December 31, 2008

Cash flows from operating activities:
Net loss	$(1,988,328)	$(776,374)	$(18,296,197)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69,647	72,451	$307,678
Compensation in exchange for common stock	848,478	506,057	$9,875,119
Beneficial conversion feature			$1,987,990
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	67,446	(61,467)	$(62,288)
Accounts receivable Related Parties	-	17,390	$17,390
Reserve for Uncollectible	-	-	$90,000
Inventory	-	-	$-
Prepaid expenses	-	1,890	$(110)
Other assets	5,278	-	$12,556
Increase in accounts payable and accrued liabilites	969,927	221,461	$2,582,592

Total adjustments	1,960,776	757,782	14,810,927

Net cash used in operating activities	(27,552)	(18,592)	(3,485,270)

Cash flows from investing activities:
Cash payments for the purchase of property	-	-	(299,072)

Cash flows from financing activities:
Bank overdraft			-
Capital contributed as equipment			272,376
Principal payments on notes & leases payable			(240,119)
Payment of lease payable	-	(12,040)	120,343
Payment for Accrued Salaries		73,350	189,350
Proceeds from issuance of stock	178,200	15,000	2,087,082
Proceeds from loans payable	(150,801)	(57,751)	1,482,500
Proceeds from Subscription Recievable	-		100,040
Repurchase of Common Stock	-		(1,610)
Reciept of APIC	-		20,000
Payment of Perfered Dividends	-		(46,338)

Net cash provided by financing activities	27,399	18,559	3,983,624

Net increase (decrease) in cash	(153)	(33)	199,282

Cash, beginning of year	201	234	-

Cash, end of year	$48	$201	$48

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$-		$46,758
Cash paid during the period for Taxes	$-	$-	$-

40 of 68

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

41 of 68

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

Loss per Share

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year.  Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. At December 31, 2008 and 2007 all common stock equivalents were anti-dilutive and therefore diluted loss per share equaled basic loss per share. The CEO exercisable option of 300,000 would be added into the weighted average common shares if not anti-dilutive in calculating diluted loss per share.

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

42 of 68

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

43 of 68

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

In September 2006, the FASB issued SFAS No. 157, ‘Fair Value Measurements.’  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

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

On February 15, 2007, the FASB issued SFAS No. 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities’ Including an Amendment of FASB Statement No. 115.’  This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 115 (‘Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.   Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated.  A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date.   The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

44 of 68

NOTE 2    PROPERTIES AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Office equipment	$84,344	$84,344
Laboratory equipment	643,084	643,084
Total	727,428	727,428
Less: Accumulated depreciation	(506,511)	(436,964)

Net Property & Equipment	$220,917	$290,464

Depreciation expense for the years ended December 31, 2008 and 2007 was $69,647 and $72,451, respectively.

NOTE 3    LEASE OBLIGATIONS

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

45 of 68

NOTE 4    LOAN PAYABLE

The Company has an outstanding loan payable to a related party as follows:

	2008	2007
Loan payable with no interest due on demand, unsecured.	$0	$150,801
Less current portion	0	0

Total Current loan payable - related party	$0	$150,801

There was no interest expense related to this obligation for the years ended December 31, 2008 and 2007.

The Company has an outstanding loan payable to a share holder (Tony Milici).  Tony converted 180,000 preferred B stock to 1,800,000 common stock. The common stock was used to pay for consulting resources and operation expenses.

2008
Operation expense	$20,566
Consulting resources	627,413

Total payable	$647,979

NOTE 5    ACCRUED EXPENSE

The Company has an outstanding accrued expense to the party as follows:

2008
Antonio Milici	489,490
Tannya Irizarry	322,351
Sisu Media	15,849
Judgment	638,888

Total accrued expense	1,466,577

46 of 68

NOTE 6    STOCKHOLDERS’ EQUITY (DEFICIT)

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

47 of 68

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

48 of 68

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

49 of 68

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

Converted Stock

As of July 11, 2008, the Company converted 20,000 Preferred B Stock to 200,000 Common Stock.

As of September 26, 2008, the Company converted 10,000 Preferred B Stock to 100,000 shares of Common Stock.

As of October 20, 2008, the Company converted 150,000 Preferred B Stock to 1,500,000 shares of Common Stock.

50 of 68

Preferred Stock

On December 31, 2008, the Company authorized 20,000,000 shares of $0.001 par value preferred stock; 4,600 shares of Series A, Convertible Preferred Stock (‘Series A’) and 7,320,000 Shares of Series B, Convertible Preferred Stock (‘Series B’) were issued and outstanding at December 31, 2008.

Preferred Stock (‘Series A’) shall be convertible into Common Stock any time at the holder’s sole discretion in part or in whole by dividing the Purchase Price per Share by a price (the ‘Conversion Price’) equal to 110% of the Market Value on the Closing Date.  ‘Market Value’ on any given date shall be defined as the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 immediately preceding trading days.

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

On January 18, 2005, the Company issued 11,000 shares of its Series A Preferred Stock to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (the ‘Purchasers’), for $100 per share, or an aggregate of $1,100,000.  The Company also issued warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share, in consideration for the aggregate proceeds of $1,100,000 to the Purchasers and Mercator Advisory Group, LLC, an affiliate of the Purchasers.  In connection with the sale of the shares, the Company paid a due diligence fee of $88,000 and legal expenses of $10,000 to Mercator Advisory Group, LLC.  All warrants expire on January 18, 2008.

In June 2005, 1,400 shares of Series A Preferred Stock were cancelled and converted into 318,182 common shares of the company.
51 of 68

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

On April 30, 2008, GeneThera, Inc. (the "Registrant") entered into a subscription agreement and issued 4,500,000 shares of the Registrant's Series B convertible, preferred stock, par value $0.001 per share (the "Series B Preferred Stock"), to Antonio Milici, Registrant's Chief Executive Officer and Chairman of the Board of Directors. The Series B Preferred Stock was issued to Dr. Milici for Accrued Salaries of $.04, per share, or an aggregate of One Hundred and Eighty Thousand ($180,000) Dollars.

52 of 68

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

53 of 68

Option grant summary

	Options- Common Share Equivalents	Weighted Average Exercise Price	Options exercisable- Common share equivalents	Weighted Average Exercise Price
Outstanding December 31, 2003	0
Granted (2)	1,450,000	$0.25	1,450,000	$0.25
Exercised	0		0
Outstanding December 31, 2004	1,450,000	$0.25	1,450,000	$0.25
Granted (3)	1,280,000	$0.44	1,280,000	$0.44
Exercised	0		0
Outstanding December 31, 2005	2,730,000	$0.34	2,730,000	$0.34
Granted	0		0
Exercised	0		0
Outstanding December 31, 2006	2,730,000	$0.34	2,730,000	$0.34
Granted	0		0
Exercised	0		0
Outstanding December 31, 2007	2,730,000	$0.34	2,730,000	$0.34

	Options outstanding			Options exercisable
Range of Option Exercise Price	Options- Common Share Equivalents	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life as of 12/31/2008	Options- Common Share Equivalents	Weighted average Exercise price

$0.25	1,780,000	$0.25	3.33	1,780,000	$0.25
$0.50	950,000	$0.50	2.25	950,000	$0.50
Total	2,730,000	$0.34		2,730,000	$0.34

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

54 of 68

NOTE 7    INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2008 and 2007 of approximately $18,296,197 and $16,278,007, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2025.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income.

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

NOTE 9    GOING-CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern.  For the years ended December 31, 2008 and 2007, the Company showed operating losses of $1,988,328 and $776,374, respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,731,359 and $1,501,613 at December 31 2008 and 2007, respectively.
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

	2008	2007
Consulting	$0	$0
Salaries	144,000	144,000
Lease expense	63,217	63,217
Depreciation	10,759	11,751
Lab expenses	457	223

Totals	$218,433	$219,191

55 of 68

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since March 15, 2006, our auditors were Jaspers + Hall, PC. The auditors’ PCAOB registration was revoked on October 22, 2008. Our new auditors are W.T. Uniack CPA’s & Co. since November 9, 2008. Uniack was dismissed due to his two-month delay in filing our 10-K/A 2007 and this 10-K/A 2008 on May 27, 2009.

ITEM 9A CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (The ‘Exchange Act’), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Consulting Chief Financial Officer, and Controller. We concluded that our internal controls are ineffective. We will be working on them to improve its effectiveness.

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

56 of 68

PART III.

ITEM 10 DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company’s executive officers and directors.

Name	Age	Positions
Dr. Tony Milici	54	Chairman of the Board, Chief Executive Officer and Chief Scientific Officer
Tannya Irizarry	49	Chief Financial Officer (Interim)
Dr. Thomas Slaga	67	Director

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

Dr. Thomas Slaga has served on GeneThera’s Board of Directors since 2003.  Dr. Slaga has investigated cancer causation and prevention for more than 35 years.  He held a position as Scientific Director of the AMC Cancer Research Center in Denver, Colorado since 1999 until 2005.  He chairs the Center for Cancer Causation and Prevention at AMC and also serves as Deputy Director of the University of Colorado Cancer Center.  Previously, from 1983 to 1997, he served as Director of the Science Park Research Division of The University of Texas M.D. Anderson Cancer Center.  Dr. Slaga was co-founder of Molecular Carcinogenesis in 1987 and served as editor-in-chief until early 2003.  Since June 2005, Dr. Slaga was appointed Director of The Cancer Institute at the University of Texas in San Antonio.

57 of 68

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

58 of 68

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the fiscal year ended December 31, 2008, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2008.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal year ended December 31, 2008, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2008, that served as our Chief Executive Officer or earned compensation in excess of $100,000 (the ‘Names Executive Officers’).  No other executive officer of the Company had a total annual salary and bonus for 2008 that exceeded $100,000.  Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the fiscal year ended December 31, 2007.
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

Name and Principal Position	Year	Salary $	Bonus	Stock Awards	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Tony Milici	2006	$144,000(1)	-	-	-	-	$144,000
Chief Executive Officer
	2007	$144,000(2)	-	-	-	-	$144,000

	2008	$144,000	-	-	-	-	$144,000

Tannya Irizarry	2006	$90,000	-	45,000 Restricted Shares	-	-	$135,000
Chief Financial Officer
	2007	$90,000	-	45,000 Restricted Shares	-	-	$135,000

	2008	$90,000	-	45,000 Restricted Shares	-	-	$135,000

No other officer or director received in excess of $100,000 for the years ending December 31, 2008, December 31, 2008 and December 31, 2007.
(1) and (2) Dr. Milici’s salaries for years indicated have been accrued but not paid.
The Company provides Dr. Milici with a company car and reimburses him for fuel costs.

59 of 68

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2008 by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each of the executive officers who were serving as executive officers at the end of the December 31, 2008 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.  The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2008, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 31, 2008, and exercisable or convertible within 60 days thereafter.

The following table shows, as of December 31, 2008, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directions, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 5255 Marshall St unit 201, Arvada, CO 80002.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Five Percent Shareholders:
Setna Holdings	245,000	10.81%

Directors and Executive Officers:
Dr. Antonio Milici (2)	151,212	6.67%
Tannya L. Irizarry	147	1.00%

All Directors and Executive Officers as a Group	151,359	8.00%

(1)
This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated in the footnotes to this Table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this Table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 2,265,816 shares of common stock outstanding on December 31, 2008, adjusted as required by rules promulgated by the SEC.

(2)	Includes 300,000 shares subject to operations exercisable within 60 days of December 31, 2008.

60 of 68

SERIES B PREFERRED STOCK

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	%
Antonio Milici	151,212	6.67%	5,820,000	80%
Tannya L. Irizarry (3)	147	1.00%	1,500,000	20%
All Directors and Officers as a Group (2 persons)	151,359	8.0%	7,320,000	100.0

(1)
This table is based upon information supplied by officers, directors, and principal shareholders and documents filed with the SEC.  Unless otherwise indicated and subject to community property laws, if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 2,265,816 shares of common stock outstanding and on 7,320,000 shares of Series B Preferred Stock outstanding on December 31, 2008, adjusted as required by rules promulgated by the SEC. Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.
(3)	Ms. Irizarry is married to Dr. Antonio Milici. Therefore, she has a beneficial interest in his shares.

61 of 68

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERIES A PREFERRED STOCK FINANCING

On January 18, 2005, we issued 11,000 shares of our Series A Preferred Stock to Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, and Monarch Pointe Fund, Ltd. (the ‘Purchasers’), for $100 per share, or an aggregate of $1,100,000.  We also issued warrants to purchase an aggregate of 597,826 shares of common stock at an exercise price of $0.92 per share, in consideration for the aggregate proceeds of $1,100,000 to the Purchasers and Mercator Advisory Group, LLC, an affiliate of the Purchasers.  The warrants became exercisable on January 18, 2005, and are exercisable for three years from their date of issuance.  The warrants were never exercised. We paid a due diligence fee of $88,000 and legal expenses of $10,000 to Mercator Advisory Group, LLC.

The Series A Preferred Stock is convertible into the Company’s common stock at an initial conversion price of $1.01, subject to adjustment.  If, at any time after March 14, 2005, the market price (i.e., the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 trading days immediately preceding the conversion date) is less than $1.11, then the conversion price of the Series A Preferred Stock is 80% of the market price on the date of such conversion.  If an ‘Event of Default’ as defined in the subscription agreement under which the Purchasers bought the Series A Preferred Stock occurs (e.g., bankruptcy, failure to timely file the registration statement, failure of such registration statement to be timely declared effective), the conversion price of the Series A Preferred Stock is reduced by 10%.  The Series A Preferred Stock pays a per share monthly dividend equal to $100 multiplied by the prime rate (as reported in the Wall Street Journal) plus 2.5% to the extent that funds are lawfully available.  The Series A Preferred Stock has sole preference of priority at par in liquidation over our common stock and any subsequent series of preferred stock.

In connection with the issuance of the Series A Preferred Stock and warrants, we agreed to file a registration statement with the U.S. Securities and Exchange Commission (‘SEC’) registering the shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants, and to use diligent efforts to have the registration statement declared effective within 120 days after the initial filing of the registration statement.  Under the terms of the agreements with the Purchasers, the ownership of our common stock by the Purchasers will not exceed 9.99% of the total outstanding shares at any one time.  In addition, the Purchasers agreed not to sell, in any trading day, shares of our common stock in excess of 20% of the total shares traded on such trading day.

62 of 68

SERIES B PREFERRED STOCK FINANCING

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	%
Antonio Milici (3)	151,212	6.67	5,820,000	80.0
Tannya L. Irizarry (4)	147	1.00	1,500,000	20.0
All Directors and Officers as a Group (2 persons)	151,212	8.0	7,320,000	100.0

(1)
This table is based upon information supplied by officers, directors, and principal shareholders and documents filed with the SEC.  Unless otherwise indicated and subject to community property laws, if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)
Applicable percentages are based on 2,265,816 shares of common stock outstanding and on 7,320,000 shares of Series B Preferred Stock outstanding on December 31, 2008, adjusted as required by rules promulgated by the SEC.  Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

(3)
On December 31, 2008, Dr. Milici owns 5,820,000 shares of our Series B Preferred Stock.  Dr. Milici is our Chief Executive Officer and Chairman of the Board.  He owns 151,212 shares of our common stock.  Pursuant to our Certificate of Designation establishing the Series B Preferred Stock, each share of our currently issued and outstanding Series B Preferred Stock may be converted into ten fully paid and non-assessable shares of our common stock.  On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by twenty (20).  Therefore, Dr. Milici will have the power to vote 116,551,212 shares, effectively giving him absolute voting control of the Company.

(4)	Ms. Irizarry is married to Dr. Antonio Milici. Therefore, she has a beneficial interest in his shares.

MARKETING CONSULTANT

In March 2007 we entered into a consulting agreement with The Mézey Howarth Group (the ‘Marketing Consultant’) pursuant to which the Marketing Consultant agreed to provide us with Investor Relations. In June 2007, the marketing consultant was terminated. Currently, the Company is in the process of signing a consulting agreement as a marketing consultant with JR Dopkin & Associates from New York. On February 29th, 2008, the Company signed a consulting agreement as a marketing consultant with Jack Craig from Florida. They will both work together as marketing/Investor Relations consultants.

63 of 68

ITEM 14 PRINCIPAL ACCOUNTING FEESAND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q was as follows:

2006	$15,000
2007	$26,500
2008	$26,000

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

64 of 68

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

65 of 68

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

10.13	Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC. (5)

10.14	Warrant to Purchase Common Stock issued to Mercator Momentum Fund, LP. (5)

10.15	Warrant to Purchase Common Stock issued to Mercator Momentum Fund III, LP. (5)

10.16	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd. (5)

10.17	Industrial Multi-Tenant Lease dated December 4, 2001 between Youngfield Plaza LLC and GeneThera, Inc. (4)

10.18	Amendment to Industrial Multi-Tenant Lease dated December 12, 2004 between Youngfield Plaza LLC and GeneThera, Inc. (6)

10.19	Strategic Alliance Agreement dated November 1, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

10.20	Securities Purchase Agreement dated November 8, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

10.21	Letter Agreement dated March 1, 2005 between 0711005 B.C. Ltd and GeneThera, Inc. (6)

10.22	Mutual Release and Settlement Agreement dated March 1, 2005 between J.P. Turner & Company, L.L.C. and GeneThera, Inc. (6)

66 of 68

21.1	List of Subsidiaries. (6)

31.1	Certification of Chief Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

32.1	Certification Of The President And The Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification Of The Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.1	Curriculum Vitae. (4)

(1)	Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on March 5, 2002.
(2)	Incorporated by reference to our Annual Report on Form 10-Q, as filed with the Commission on June 4, 2002.
(3)	Incorporated by reference to our Annual Report on Form 10-Q, as filed with the Commission on April 14, 2004.
(4)	Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-118937) and amendments thereto, declares effective December 1, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on January 19, 2005.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-123138) filed on March 4, 2005.

67 of 68

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of June, 2009.

GeneThera, Inc.

By:	/s/ Antonio Milici
Antonio Milici, MD, PhD
President

By:	/s/ Tannya L. Irizarry
Tannya L. Irizarry
Chief Financial Officer (Interim)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Antonio Milici	President	06/23/09
Antonio Milici, M.D., Ph.D.	Director

/s/ Tannya L. Irizarry	Chief Financial	06/23/09
Tannya L. Irizarry	Officer (Interim)

/s/ Dr.Thomas J. Slaga	Director	06/23/09
Dr. Thomas J. Slaga

68 of 68