Form 10-Q
period 2009-06-30
GENETHERA INC
filed 2009-08-24
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

Commission File No. 000-27237

GENETHERA, INC.

(Exact name of small Business Issuer as specified in its Charter)

Nevada                                   65-0622463

(State or Other Jurisdiction of              (I.R.S. Employer

Incorporation or Organization)            Identification Number)

5255 Marshall Street, Arvada CO              80002

(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   (303) 463-6371

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ]

No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,557,264 Shares of $.001 par value Common Stock outstanding as of June 30, 2009 and Series A 4,600 Shares, and Series B 6,500,000 shares of $.001 par value Preferred Stock outstanding as of June 30, 2009.

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheet June 30, 2009

5

Consolidated Statements of Operations for June 30, 2009 and

December 31, 2008

7

Consolidated Statements of Changes in Stockholders’ Equity

(Deficit) for the Period ended June 30, 2009 and

December 31, 2008

8

Consolidated Statements of Cash Flows for June 30, 2009 and

December 31, 2008

9

Notes to Consolidated Financial Statements

11

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

<table>

<c>   </table>

Balance Sheet 3

GENETHERA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
FOR THE PERIOD ENDED JUNE 30, 2009

Assets

	Unaudited	Unaudited

	June 30, 2009	December 31, 2008

Current Assets
Cash	284	48
Accounts receivable-less reserve for
uncollectible amount	-	821
Prepaid	1,742

Total Current Assets	2,026	869

Property and equipment	729,078	727,428

Accumulated Depreciation	(537,889)	(506,511)

Property and equipment, net	191,189	220,917

Other Assets
Deposits	-	-

Total Other Assets	-	-

Total Assets	193,216	221,786

<c>

<table>

<c>   </table>

Balance Sheet 4

GENETHERA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
FOR THE PERIOD ENDED JUNE 30, 2009

Liabilities and Stockholder's Equity

	Unaudited	Unaudited

	June 30, 2009	December 31, 2008

Current Liabilities
Accounts payable	323,465	265,651
Accrued expenses	1,619,925	1,466,577
Total Current Liabilities	1,943,390	1,732,228

Total Liabilities	2,597,869	2,389,207
Stockholder's Equity
Preferred stock $.001 par value
20,000,000 shares authorized;
Series A 4,600 shares issued and
outstanding $.001 par value	5	5
Series B 6,500,000 shares issued and
outstanding $.001 par value	6,320	7,320
Common stock $.001 par value, 100,000,000
shares authorized; 13,557,264 shares issued
and outstanding	15,170	467
Additional paid in capital	16,455,909	16,096,984
Deficit accumulated	(18,882,058)	(18,272,197)
Total Stockholder's Equity	(2,404,654)	(2,167,421)

Total Liabilities & Stockholder's Equity	193,216	221,786

<c>

<table>

<c>   </table>

Statements of Operations 5

GENETHERA, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD ENDED JUNE 30, 2009

UNAUDITED

3 months period ended June 30,			6 months period ended June 30,
	2009	2008	2009	2008

Income

Sales	$ -	$ -	$ -	$ 10,822

Research fees
Total income	-	-	-	10,822

Cost of Sales	-	-	-

Gross profit	-	-	-	10,822

Expenses:

Other Compensation

Consulting	155,770	24,525	292,761	77,085

General and Administrative	61,684	75,371	119,138	146,935

Payroll Expenses	62,590	58,500	166,090	117,000

Depreciation	15,592	17,861	31,378	35,801

Settlement expense

Impairment of long lived assets

Bad debt expenses

Lab expenses	300	97	485	224

Total expenses	295,937	176,354	609,851	377,045

Loss from Operations	(295,937)	(176,354)	(609,851)	(366,223)

Other income (Expenses)

Beneficial conversion expense

Interest expenses

Gain on settlement

Other income (expenses), net

Net loss from continuing operations	(295,937)	(176,354)	(609,851)	(366,223)

Gain (loss) from disposal of subs

Loss from discontinued operations

Net Loss	$ (295,937)	$ (176,354)	$ (609,851)	$ (366,223)

Loss per common share Basic & Diluted	$ (0.118)	$ (15.58)	$ (0.163)	$ (30.72)

Weight Average Shares	2,513,836	11,316	3,748,082	11,923

<c>

<table>

<c>   </table>

Changes in Stockholder’s equity 6

GENETHERA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(DEFICIT)
FOR THE PERIOD ENDED JUNE 30, 2009
UNAUDITED

	Preferred Stock A		Preferred Stock B		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2008	4,600	$5	7,320,000	$7,320	2,265,816	$467	$16,096,984	$(18,272,197)	$(2,167,421)

Shares issued for consulting services					4,055,961	4,056	342,485		$346,541

Shares issued to Officer					646,948	647	48,440		$49,087

Converted Shares			(820,000)	(1,000)	6,588,539	10,000	(32,000)		$(23,000)

Net Loss June 30, 2009								(609,861)	$(609,861)

Balance June 30, 2009	4,600	$5	6,500,000	$6,320	13,557,264	$15,170	$16,455,909	$(18,882,058)	$(2,404,654)

<c>

<table>

<c>   </table>

Cash Flow 7

GENETHERA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2009
UNAUDITED

	6 months period ended June, 30
	2009	2008
Cash flows from operating activities:
Net loss	$ (609,861)	$ (366,223)

Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	31,378	35,801
Bad Debt Expenses
Compensation in exchange for common stock	390,925	593,151
Beneficial conversion feature
Changes in operating assets and
liabilities
(Increase) Decrease in:
Accounts receivable	821	67,446
Accounts receivable Related Parties
Reserve for Uncollectible
Inventory
Prepaid expenses	(1,742)	-
Other assets	(1,650)	-
(Increase) Decrease in account
payable
and accrued liabilities	211,162	(443,951)
Total adjustments	630,894	252,447

Net cash used in operating activities:	21,033	(113,776)

Cash flows from investing activities:

Cash payments for the purchase of
property	-	-

Cash flows from financing activities:
Bank overdraft
Capital contributed as equipment
Principal payments on notes & leases
payable
Payment of lease payable
Payment for Accrued Salaries
Proceeds from issuance of stock	(18,297)	180,000
Proceeds from of loans payable	(2,500)	(66,419)
Proceeds from Subscription Receivable
Repurchase of Common Stock
Receipt of APIC
Payment of Preferred Dividends
Net cash provided by financing activities	(20,797)	113,581

Net increase (decrease) in cash	236	(195)

Cash, beginning of year	48	196

Cash, end of year	$ 284	$ 1

Supplemental disclosures of cash flow
information:
Cash paid during the period for
interest expense

Cash paid during the period for Taxes	$ -	$ -

<c>

GENETHERA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's unaudited financial statements on Form 10-K as amended for the fiscal year ended December 31, 2008.

NOTE 3

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

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

GENETHERA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

NOTE 4       PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following:

June 30,
2009

Computer	42,987
Office Equipment	41,541
Furniture & Fixtures	1,465
Laboratory Equipment	643,084
729,078

Less: Accumulated Depreciation	(537,889)

191,189

Depreciation expense for the six months ended June 30, 2009 and 2008 was $31,378 and $35,801 respectively.

NOTE 5           NOTE PAYABLE

For the periods ended June 30, 2009 and December 31, 2008,

the Company had a balance in note payable of $2,500 and

$0.00 respectively.

GENETHERA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

UNAUDITED

NOTE 6

STOCKHOLDERS’ EQUITY

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

In April 2009, the Officer of the Company donated 642,858 shares valued at $32,143 from Office Salary back into Treasury.

In April 2009, the Company issued 516,722 shares valued at $25,836 to consulting services of operations and resulted in an immediate charge of operations.

In April 2009, the Company issued 4,090 shares valued at $122.70 to Office Salary of operations and resulted in an immediate charge to operations.

In May 2009, the CEO of the Company converted 1M Preferred B Stock into 10,000,000 Common Stock.

In May 2009, the Company issued 1,198,533 shares valued at $76,695 to consulting services of operations and resulted in an immediate charge to operations.

In June 2009, the Company issued 1,737,858 shares valued at $71,667 to consulting services of operations and resulted in an immediate charge to operations.

As of June 30, 2009, there were 3,511,022 shares of our common stock issued and 14,557,264 outstanding.

Preferred Stock

In April 2008, the company issued 4,500,000 preferred B shares valued at $.04/share.

On May 12, 2009, an Officer of the Company converted 1,000,000 Preferred B Stock into Common Stock in the amount of 10,000,000 shares.

As of June 30, 2009, there were 4,600 shares of our Series A, Convertible Preferred Stock (“Series A”) issued and outstanding, and 6,500,000 shares of our Series B, Convertible Preferred Stock (“Series B”) were outstanding.

Reverse Stock Split

As of July 9, 2008, the Company did a reverse stock split of one-for-five thousand (1:5,000) reverse split of it common stock.  After the reverse split, the Company had 12,595 shares outstanding.  All Per Share amounts in the accompanying financial statements have been adjusted for the reverse split.

NOTE 7 GOING CONCERN UNCERTAINTIES

These financial statements are presented assuming the Company will continue as a going concern.  For the periods ended June 30, 2009 and 2008, the Company showed operating losses of $628,851 and $366,223 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,941,364 for the six months ended June 30, 2009.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-Q, including the Management's Discussion and Analysis or Plan of Operation, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, would, could, plan, goal, potential, expect, anticipate, estimate, believe, intend, project, and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,

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

RESULTS OF OPERATIONS

Gross profits for the six-month period ended June 30, 2009 were zero compared to $10,822 for the same period last year. Personnel (salaries) increased from $146,935 for the prior six month period ending June 30, 2008 to $166,090 for the six month period ending June 30, 2009.  Professional expenses (consulting and professional fees) comparing the six month period ending June 30, 2009, to the six month period ending June 30, 2008, increased from $77,085 to $311,761 with the increased attributable to the consultants throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $284 as of June 30, 2009. Accounts receivable as of June 30, 2009 was zero. It is estimated that it will require outside capital for the remainder of fiscal year 2009 for the commercialization of GeneThera molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

 Item 3.  GENETHERA PLAN OF OPERATION

Background

In November 2007, GeneThera, Inc. reincorporated in the State of Nevada due to a third party which purchased the GeneThera Florida Charter and requested the Company to pay $80,000. We had a special meeting with three shareholders where it was unanimously resolved for GeneThera to transfer its Charter to the State of Nevada as soon as possible in order to recognize our new incorporation on our next SEC filing. The reinstatement was completed by January 2008. GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E.coli (predominantly cattle) and Johnes disease (predominantly dairy cattle and bison) diagnostics are in development.

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

Vector Stock Characterization.  Custom purity and potency testing is available for gene therapy viral sector stocks.

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

To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America.  The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003 as a marketing trial.  GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but which has been in Europe for many years.  The Field Collection Systems are available for purchase from the Company.  Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE).  Diagnostic assays for E.coli O157:H7 and Johnes disease are in the final stages of development.

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

ITEM 4.

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. These evaluations was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer are ineffective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings.

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

On or about May 11, 2009, Goldsmith Group, LLC filed a Complaint of Breach of Contract against GeneThera, Inc. for traveling done by Alvin Goldsmith from Goldsmith Group for trips not authorized by the Company. The amount is confusing since the individual combined three separate entities into one judgment. The Company does not know exactly which part of the $29,775.52 belongs under the Company. Goldsmith even claims a desk on this judgment, which was bizarre. The Company was seeking to retain legal counsel due to the complexity of it since Goldsmith combined personal issues and another company in the Complaint. Goldsmith also filed a claim of Unduly Enrichment against GeneThera. The Company was not unduly enriched by anything Goldsmith claimed he did. There was no breach of contract as Alvin Goldsmith from Goldsmith Group LLC did job abandonment on February 18, 2009 with the company which hired him and had no contract agreement with our Company. Alvin Goldsmith is the only individual in Goldsmith Group, LLC. There are no other agents involved in the LLC. Part of this Complaint is pending as Dr. Milici was never served since he was out of the country.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of June 30, 2009, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 5255 Marshall Street, Arvada, CO 80033.

	COMMON STOCK BENEFICIALLY OWNED(2)		VOTING PREFERRED STOCK BENEFICIALLY OWNED(2)
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT	NUMBER	PERCENT
Antonio Milici (3)	2,083	16.6	5,000,000	77.0
Tannya L. Irizarry (4)	147	1.2	1,500,000	23.0
All directors and officers
as a group (2 persons)	2,230	17.8	6,500,000	100.0

(1)

This table is based upon information supplied by officers, directors and principal shareholders and documents filed with the SEC. Unless otherwise indicated, and subject to community property laws if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)

Applicable percentages are based on 13,557,264 shares of common stock outstanding and on 6,500,000 shares of Series B Preferred Stock outstanding on June 30, 2009, adjusted as required by rules promulgated by the SEC. Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder was contested by the Company.

(3)

Dr. Milici is our Chief Executive Officer and Chairman of the Board. He owns 194 shares of our common stock and 5,000,000 shares or our Series B preferred stock. Pursuant to our Certificate of Designation establishing the Series B Preferred Stock, each share of our currently issued and outstanding Series B preferred stock may be converted into 10 fully paid and non-assessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder multiplied by twenty (20). Therefore, Dr. Milici will have the power to vote 100,000,000 shares, effectively giving him absolute voting control of the Company.

(4)	Ms. Irizarry is married to Antonio Milici. Therefore, she has a beneficial interest in his shares.

Item 2.     Changes in Securities

None.

Item 3.     Defaults upon Senior Securities

No defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of June 30, 2009.

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

31.2 Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

      32.1 Certification of the President and Chief Executive

      Officer

      32.2 Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Wheat Ridge, Colorado on this 21st day of August, 2009.

GENETHERA, INC.

By:  s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on August 21, 2009:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer and Director(principal executive officer)
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)
/s/ Thomas J Slaga Thomas J Slaga	Director