Form 10-Q/A
period 2009-06-30
GENETHERA INC
filed 2009-08-24
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes [  ]

No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,968,725 Shares of $.001 par value Common Stock outstanding as of August 21, 2009.

This 10-Q/A is being filed to amend 10-Q filing due to errors noted in the original filing.

GENETHERA, INC. AND SUBSIDIARY

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

PART 1 - FINANCIAL INFORMATION

Page No.

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (Unaudited)  4

Consolidated Statements of Operations for the three and six months ended June 30, 2009 and June 30, 2008 (Unaudited)  6

Consolidated Statements of Changes in Stockholders’ (Deficit)

for the six months ended June 30, 2009 (Unaudited)

7

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 (Unaudited)   8

Notes to the Consolidated Financial Statements (Unaudited)

10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 14

Item 3. Quantitative and Qualitative Disclosures about

Market Risk

         21

Item 4. Controls and Procedures

         21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         21

Item 2. Recent Sales of Unregistered Securities

   23

Item 3. Defaults Upon Senior Securities

   23

Item 4. Submission of Matters to a Vote of Security Holders    24

               24

Item 5. Other Information

               24

Item 6. Exhibits

   24

Signatures

   24

<table>

<c>   </table>

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENETHERA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets

	June 30, 2009	December 31, 2008

Current Assets
Cash	$ 284	$ 48
Accounts receivable	0	821
Prepaid expenses	1,742	0
Total Current Assets	2,026	869

Property and equipment	729,078	727,428
Accumulated Depreciation	(537,889)	(506,511)
Property and equipment, net	191,189	220,917

Total Assets	$ 193,215	$ 221,786

<c>

<table>

<c>   </table>

GENETHERA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Liabilities and Stockholders' Deficit

	June 30, 2009	December 31, 2008

Current Liabilities
Accounts payable	323,454	$265,651
Accrued expenses	1,619,924	1,466,577
Convertible note	4,000	0

Total Current Liabilities	1,947,378	1,732,228

Notes payable	2,500	0
Loan to shareholder	647,979	656,979
Total Liabilities	2,597,857	2,389,207

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding as of June 30, 2009 and December 31, 2008	5	5
Series B 6,320,000 and 7,320,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	6,320	7,320
Common stock $.001 par value, 100,000,000 shares authorized;
16,968,725 and 2,265,816 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	15,170	467
Additional paid in capital	16,455,912	16,096,984
Accumulated deficit	(18,882,049)	(18,272,197)

Total Stockholders' Deficit	(2,404,642)	(2,167,421)

Total Liabilities & Stockholders' Deficit	$193,215	$221,786

<c>

<table>

<c>   </table>

GENETHERA, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	3 month ended June 30,		6 month ended June 30,
	2009	2008	2009	2008

Income:
Sales	$ -	$ -	$ -	$ 10,822
Research fees	-	-	-	-
Total income	-	-	-	10,822

Cost of sales	-	-	-	-

Gross profit	-	-	-	10,822

Expenses:
Consulting	25,093	24,525	292,761	77,085
General and administrative expenses	61,685	75,371	119,138	146,935
Payroll expenses	62,590	58,500	166,090	117,000
Depreciation	15,592	17,861	31,378	35,801
Lab expenses	300	97	485	224
Total expenses	165,260	176,354	609,852	377,045
Loss from operations	(165,260)	(176,354)	(609,852)	(366,223)

Net loss	$ (165,260)	$ (176,354)	$ (609,852)	$ (366,223)

Net loss per common share basic & diluted	($0.01)	($15.58)	($0.08)	($30.72)
Weight average common shares outstanding basic and diluted	11,977,687	11,316	7,460,305	11,923

<c>

<table>

<c>   </table>

GENETHERA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	Preferred Stock A		Preferred Stock B		Common Stock	Paid in		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2008	4,600	$5	7,320,000	$7,320	2,265,816	$467	$16,096,984	$(18,272,197)	$(2,167,421)

Shares issued for consulting services					3,913,103	33 3,913	293,199		297,112

Shares based compensation					646,948	647	67,729		68,376

Shares issued for conversion of note					142,858	143	7,000		7,143

Conversion of preferred stock to common stock			(1,000,000)	(1,000)	10,000,000	10,000	(9,000)		-
Net Loss June 30, 2009								(609,852)	(609,852)

Balance June 30, 2009	4,600	$5	6,320,000	$6,320	16,968,725	$15,170	$16,455,912	$(18,882,049)	$(2,404,642)

<c>

<table>

<c>   </table>

GENETHERA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	6 month period ended June 30,

	2009	2008

Cash flows from operating activities:
Net loss	$ (609,852)	$ (366,223)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	31,378	35,801
Compensation in exchange for common stock	365,488	593,151
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	822	67,446
Prepaid expenses	(1,742)	-
Accounts payable and accrued liabilities	215,792	(443,951)

Net cash provided by (used in) operating activities	1,886	(113,776)

Cash flows from investing activities:
Purchase of equipment	(1,650)	-

Cash flows from financing activities:
Proceeds from issuance of stock	-	180,000
Payments of loans payable	-	(66,419)

Net cash provided by financing activities	-	113,581

Net increase (decrease) in cash	236	(195)

Cash, beginning of year	48	196

Cash, end of year	284	$ 1

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$ -	$ -
Cash paid for taxes	$ -	$ -

Noncash Financial and Investing Activities:

Common stock issued for conversion of debt   $    7,143

  $   -

Common stock issued for conversion of

   Preferred stock

 1,000

            -

<c>

GENETHERA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

UNAUDITED

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of GeneThera, Inc. and subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in GeneThera 2008 annual report on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2008, as reported in the Form 10-K/A, have been omitted.

NOTE 2

GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of June 30, 2009. These conditions raise substantial doubt as to GeneThera ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

NOTE 3

RECENTLY ADOPTED PRONOUNCEMENTS

GeneThera does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the company’s results of operations, financial position or cash flows.

NOTE 4     EQUITY

During the six months ended June 30, 2009, 4,560,051 common shares valued at $365,488 were issued to consultants for services.

During the six months ended June 30, 2009, 142,858 common shares valued at $7,143 were issued for conversion of debt.

In May 2009, the CEO of GeneThera converted 1,000,000 Preferred B shares into 10,000,000 common shares.

NOTE 5       OPTIONS

	Options Common Share Equivalents	Weighted Average Exercise Price	Options Exercisable Common Share Equivalents	Weighted Average Exercise Price
Outstanding December 31, 2008	2,730,000	$.034	2,730,000	$.034
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding June 30, 2009	2,730,000	$.034	2,730,000	$.034

	Options Common Share Equivalents	Exercise Price	Remaining Contractual Life as of June 30, 2009
	1,780,000	$.025	2.83
	950,000	$.050	1.75
Total Options Outstanding and Exercisable	2,730,000	$.034

Item 2. Management's Discussion and Analysis and Results of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-Q/A, including the Management Discussion and Analysis or Plan of Operation, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, would, could, plan, goal, potential, expect, anticipate, estimate, believe, intend, project, and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,

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

RESULTS OF OPERATIONS

Six months ended June 30, 2009

Gross profits for the six-month period ended June 30, 2009 were zero compared to $10,822 for the same period last year. Payroll expenses increased from $117,000 for the six month period ending June 30, 2008 to $166,090 for the six month period ending June 30, 2009.  Professional expenses (consulting and professional fees) comparing the six month period ending June 30, 2009, to the six month period ending June 30, 2008, increased from $77,085 to $292,761 with the increased attributable to the consultants throughout the year.

Three months ended June 30, 2009

Gross profits for the three-month period ended June 30, 2009 were zero compared to zero for the same period last year. Payroll expenses increased from $58,500 for the six month period ending June 30, 2008 to $62,590 for the six month period ending June 30, 2009.  Professional expenses (consulting and professional fees) comparing the six month period ending June 30, 2009, to the six month period ending June 30, 2008, increased from $24,525 to $25,093 with the increased attributable to the consultants throughout the year.

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

ITEM 4T.

CONTROLS AND PROCEDURES

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On or about July 23, 2004, Sisu Media sued GeneThera in Jefferson County District Court for breach of an alleged contract for website services for which the plaintiff seeks compensatory damages, plus costs, interest, and attorney’s fees in amounts to be determined at trial.  Trial was held on August 4, 2005, wherein the court determined that Sisu Media was entitled to compensation based only upon the breach of contract claim. Plaintiff’s claims in quantum meruit and for unjust enrichment were dismissed. The court also dismissed defendant GeneThera, Inc.’s claim of aiding and abetting a breach of fiduciary duty by third party. Entry of judgment was entered in favor of the plaintiff in the amount of $49,000.00. On February 9, 2006, the Company appealed this judgment and on January 9, 2008, the Appellate Committee’s decision was in favor of the plaintiff due to lack of adequate legal representation. An additional judgment of $6,237.31 was awarded for their attorney’s fees. The Company has not paid the abovementioned judgment(s).

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

On or about May 11, 2009, Goldsmith Group, LLC filed a Complaint of Breach of Contract against GeneThera, Inc. for traveling done by Alvin Goldsmith from Goldsmith Group for trips not authorized by the Company. The amount is confusing since the individual combined three separate entities into one judgment. The Company does not know exactly which part of the $29,775.52 belongs under the Company. Goldsmith even claims a desk on this judgment, which was bizarre. The Company was seeking to retain legal counsel due to the complexity of it since Goldsmith combined personal issues and another company in the Complaint. Goldsmith also filed a claim of Unduly Enrichment against GeneThera. The Company was not unduly enriched by anything Goldsmith claimed he did. There was no breach of contract as Alvin Goldsmith from Goldsmith Group LLC did job abandonment on February 18, 2009 and had no contract agreement with the Company. Alvin Goldsmith is the only individual in Goldsmith Group, LLC. There are no other agents involved in the LLC. Part of this Complaint is pending as Dr. Milici was never served since he was out of the country.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of June 30, 2009, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 5255 Marshall Street, Arvada, CO 80002.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 10-Q/A

(A)       Financial Statements

Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-Q/A.

(B)

Exhibits

31.1  Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

31.2  Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

     32.1     Certification of the President and Chief Executive

 Officer

     32.2     Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Arvada, Colorado on this 21st day of August, 2009.

GENETHERA, INC.

By:  s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on August 21, 2009:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer Director (principal executive officer)
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)
/s/ Thomas J Slaga Thomas J Slaga	Director

7