Form 10-Q/A
period 2009-03-31
GENETHERA INC
filed 2009-08-26
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

Commission File No. 000-27237

GENETHERA, INC.

(Exact name of small Business Issuer as specified in its Charter)

Nevada                                   65-0622463

(State or Other Jurisdiction of              (I.R.S. Employer

Incorporation or Organization)            Identification Number)

5255 Marshall Street, CO               80002

(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   (303) 463-6371

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

TABLE OF CONTENTS

Page No.

PART I.      FINANCIAL INFORMATION

Item 1  Financial Statements

3

Consolidated Balance Sheet March 31, 2009

3-4

Consolidated Statements of Operations

For March 31, 2009 and 2008

5

Consolidated Statements of Changes in Stockholders’

Equity (Deficit) for the Period ended March 31, 2009

6

Consolidated Statements of Cash Flows for

March 31, 2009 and 2008

7-8

Notes to Consolidated Financial Statements (Unaudited)

9-12

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures about

Market Risk

10

Item 4  Controls and Procedures

20

Part II.

OTHER INFORMATION

Item 1

Legal Proceedings

21

Item 2

Changes in Securities

21

Item 3

Defaults upon Senior Securities

22

Item 4

Submission of Matters to a Vote of Security Holders

22

Item 5

Other Information

22

Item 6

Exhibits

23-26

Signatures

22

<table>

<c>   </table>

  PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

UNAUDITED

GeneThera, Inc. And Subsidiary

Consolidated Balance Sheets

Assets

	Unaudited
	March 31, 2009	December 31, 2008

Current Assets
Cash	$53	$48
Total Current Assets	874	869

Property and equipment	727,428	727,428
Accumulated Depreciation	(522,297)	(506,511)
Property and equipment, net	205,131	220,917

Other Assets
Deposits	-

Total Other Assets	-	-

Total Assets	$ 206,005	$ 221,786

Liabilities and Stockholders' Equity

	Unaudited	Year End
	March 31, 2009	December 31, 2008

Current Liabilities
Accounts payable	$310,068	$265,651
Accrued expenses	1,529,553	1,466,577

Stockholders' Equity
Common stock $.001 par value, 100,000,000 shares authorized;
3,511,022 shares issued and outstanding	1,712	467
Additional paid in capital	16,286,479	16,096,984
Deficit accumulated during development stage	(18,586,111)	(18,272,197)

Total Stockholders' Equity	(2,290,595)	(2,167,421)

Total Liabilities & Stockholders' Equity	$206,005	$221,786

<c>

<table>

<c>   </table>

GeneThera, Inc. and Subsidiary

Consolidated Statements of Operations

For the Period Ended March 31, 2009

Unaudited

	3 month period ended March 31,
	2009	2008

Income
Sales	$ -	$ 10,821
Research fees	-	-
Total income	-	10,821

Cost of sales	-	-

Gross profit	-	10,821

Expenses
Other compensation	-	-
Consulting	136,990	52,560
General and administrative expenses	57,453	61,196
Payroll expenses	103,500	58,500
Depreciation	15,786	17,940
Settlement expense	-	-
Impairment of long-lived asset	-	-
Bad debt expense		10,367
Settlement expense
Lab expenses	185	127
Total expenses	313,914	200,690

Loss from operations	(313,914)	(189,869)

Other income (expenses)
Beneficial conversion expense	-	-
Interest expense	-	-
Gain on settlements	-	-
Other income (expenses), net	-	-

Net loss from continuing operations	(313,914)	(189,869)
Gain (loss) from disposal of subs
Loss from discontinued operations	-	-

Net loss	$ (313,914)	$ (189,869)

Loss per common share Basic & Diluted	$ (0.125)	$ (0.056)

Weight Average Shares	2,513,836	10,708

<c>

<table>

<c>   </table>

GeneThera, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ equity (Deficit)

For the period ended March 31, 2009

Unaudited

Liabilities and Stockholders' Equity

	Unaudited	Year End
	March 31, 2009	December 31, 2008

Current Liabilities
Accounts payable	$310,068	$265,651
Accrued expenses	1,529,553	1,466,577

Stockholders' Equity
Preferred stock, $.001 par value, 20,000,000 shares authorized;
Series A 4,600 shares issued and outstanding $.001 par value	5	5
Series B 7,320,000 shares issued and outstanding $.001 par value	7,320	7,320
Common stock $.001 par value, 100,000,000 shares authorized;
3,511,022 shares issued and outstanding	1,712	467
Additional paid in capital	16,286,479	16,096,984
Deficit accumulated during development stage	(18,586,111)	(18,272,197)

Total Stockholders' Equity	(2,290,595)	(2,167,421)

<c>

<table>

<c>   </table>

GeneThera, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the period ended March 31, 2009

Unaudited

	3 month period ended March 31,

	2009	2008

Cash flows from operating activities:
Net loss	$ (313,914)	$ (189,869)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	15,786	17,940
Bad Debt expense		10,367
Compensation in exchange for common stock	190,740	100,836
Beneficial conversion feature
Changes in operating assets and liabilities
(Increase) Decrease in:
Accounts receivable	-	67,445
Accounts receivable Related Parties	-	-
Reserve for Uncollectible	-	(10,367)
Inventory	-	-
Prepaid expenses	-
Other assets	-	-
Increase in accounts payable
and accrued liabilities	107,393	73,657

Total adjustments	313,919	259,878

Net cash used in operating activities	5	70,009

Cash flows from investing activities:
Cash payments for the purchase of property	-	-

Cash flows from financing activities:
Bank overdraft
Capital contributed as equipment
Principal payments on notes & leases payable
Payment of lease payable	-	-
Payment for Accrued Salaries		-
Proceeds from issuance of stock	-	-
Proceeds from loans payable	-	(70,204)
Proceeds from Subscription Receivables	-
Repurchase of Common Stock	-
Receipt of APIC	-
Payment of Preferred Dividends	-

Net cash provided by financing activities	-	(70,204)

Net increase (decrease) in cash	5	(195)

Cash, beginning of year	48	196

Cash, end of year	$ 53	$ 1

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	0	0
Cash paid during the period for Taxes	$0	$0

<c>

 GENETHERA, INC. AND SUBSIDIARY

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q/A and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles.  It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K/A as amended for the fiscal year ended December 31, 2008.

NOTE 3

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , Share-Based Payment, (SFAS No. 123R)   This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

Earnings per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed based on the weighted average number of common shares outstanding during the period, there is no Diluted earnings per share for any periods in which there is a loss as it would be anti-dilutive.

NOTE 4

PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following:

                                                                                                                                                                  March 31,  2009

              Computers

$   42,987

              Office Equipment

39,891

Furniture & fixtures

1,465

Laboratory equipment

  643,084

727,428

Less accumulated depreciation

(522,297)

$205,131

Depreciation expense for the three months ended March 31, 2009 and 2008 was $15,786 and $17,940 respectively.

NOTE 5           Loan to Share Holder

For the ending period of March 31, 2009 and December 31, 2008, the Company had a balance in note payable of $656,979 and $656,979 respectively.

NOTE 6           COMMITMENTS AND CONTINGENCIES

During the quarter a judgment was levied against the Company.  The amount is still undetermined however, it’s the Company’s belief that it will approximate a loss of at least $638,000 plus.  This has not been accrued in the financial statements.

NOTE 7

STOCKHOLDERS EQUITY

Common Stock

In January 2009, the Company issued 569,135 shares valued at $503,718 to consulting services of operations and resulted in an immediate charge to operations.

In February 2009, the Company issued 173,666 shares valued at $64,576 to consulting services of operations and resulted in an immediate charge to operations.

In March 2009, the Company issued 371,797 shares valued at $33,587 to consulting services of operations and resulted in an immediate charge to operations.

In March 2009, the Company issued 642,858 shares valued at $64,286 to Office Salary of operations and resulted in an immediate charge to operations.

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

As of September 26, 2008, the Company converted 10,000 Preferred B Stock to 100,000 Common Stock.

As of October 20, 2008, the Company converted 150,000 Preferred B Stock to 1,500,000 shares of Common Stock.

NOTE 8

GOING CONCERN UNCERTAINTIES

These financial statements are presented assuming the Company will continue as a going concern.  For the periods ended March 31, 2009 and 2008, the Company showed operating losses of $313,914 and $189,869 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,838,747 for the three months ended March 31, 2009.

These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company’s viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

Item 2. Management’s Discussion and Analysis and Results of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-Q/A, including the Management's Discussion and Analysis or Plan of Operation, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, would, could, plan, goal, potential, expect, anticipate, estimate, believe, intend, project, and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* our financing plans,

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

To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America.  The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003 as a marketing trial.  GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but which has been in Europe for many years.  The Field Collection Systems are available for purchase from the Company.  Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE).  Diagnostic assays for E. Coli O157:H7 and Johne's disease are in the final stages of development.

The Company, through GeneThera, is also developing vaccines for Chronic Wasting Disease and E. Coli O157:H7.  The Company will need the approval of the USDA before the vaccines can be manufactured or sold.  The approval process for animal vaccines is time-consuming and expensive.  We anticipate that such approval, if it is obtained, may require more than $5 million and may require more than two years for each vaccine for which approval is sought.  Currently we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all.  In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

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

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

     32.1  Certification of the President and Chief Executive

    Officer

     32.2  Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Arvada, Colorado on this 25th day of August, 2009.

GENETHERA, INC.

By:  s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on August 25, 2009:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)
/s/ Thomas J Slaga Thomas J Slaga	Director