Form 10-K
period 2009-12-31
GENETHERA INC
filed 2011-11-03
CIK 1017110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number:

000-27237

GeneThera, Inc.

(Exact name of registrant as Specified in its Charter)

Nevada

65-0622463

(State or Other Jurisdiction of

(Internal Revenue Service

Incorporation or Organization)

Employer Identification Number)

7577 W. 103rd Ave. Suite 212 Westminster, CO                                          80021

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s telephone number, including area code:

(303) 439-2085

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

Yes [  ]  No [X]

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

Yes [X] No [  ]

As of December 31, 2009, the registrant had 21,147,397 shares of its common stock ($.001 par value) outstanding.

The issuer’s revenue for its most recent fiscal year was $0.00

The aggregate market value of the issuer’s voting stock held by non-affiliates of the issuer as of December 31, 2009 was $312,550.

PART I

ITEM 1

 DESCRIPTION OF BUSINESS

We transferred our state of incorporation from Florida to Nevada in November 2007. Our Common Stock currently trades on the Pink Sheets OTC “Over-The-Counter” under the symbol GTHR.  Our executive offices are located at 7577 W. 103rd Ave. Suite 212 in Westminster, CO 80021 and our telephone number is 303-439-2085.

For the fiscal year 2009 and as of now, the Company had one subsidiary, GeneThera, Inc., a Colorado corporation.

BUSINESS OVERVIEW

GeneThera, Inc., a Nevada corporation, was formerly known as Hand Brand Distribution, Inc., and was incorporated in November 1998 in Florida.  We are not currently in any regulatory or clinical trials for any of the tests we have developed to date. The molecular tests developed by GeneThera are in a validation phase. We currently have no sales, marketing or distribution capability. GeneThera has no plans, in the immediate future, to offer any veterinary services in the United States.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for 2009.  For 2009 and 2008, our operating losses were $1,299,647 and $1,393,023 respectively.  Our current liabilities exceeded current assets by $2,587,096 and $1,787,171 as of December 31, 2009 and 2008, respectively.

Up until 2002, GeneThera, Inc. was a privately held Colorado corporation.  The reverse acquisition with Hand Brand was completed in October 2003 with the distribution of shares to Dr. Milici for the acquisition from him of GeneThera, Inc.  A total of 9,270,000 (after 2:1) shares were issued as consideration for the sale of the private corporation.

We are a biotechnology company that develops molecular assays and is currently in the process of developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.  Since June 2005, we had research contracts with Xpention Genetics, LLC for the development of a molecular test for early detection of cancer in dogs and the development of a molecular test for early detection of cancers in humans Stage 1.  GeneThera’s business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAX™, a highly efficient purification technology. The first part of this platform is the ongoing development of molecular diagnostic assays solutions using Real Time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  It also allows for the efficient, effectives, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today, all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America.  GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease found since 2003 in the United States, but which has been in Europe for many years.  Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE).

BUSINESS MODEL

DESCRIPTION OF TECHNOLOGIES

Summary:  GeneThera’s animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAX™, a highly sophisticated purification system that removes contaminating particles from biological fluids. The first part of this platform is the ongoing development of molecular diagnostic assay solutions using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  Interference RNA technology is a new technique that is based on the use of short RNA sequences complementary to a specific target gene. Once the RNA sequence binds to the gene, the gene is deactivated or “silenced” and no longer able to produce the specific protein. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today, all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera’s Integrated Technology Platform (ITP) is the foundation for “fast-track” rDNA vaccine development.  At the present stage we are working on the development of a recombinant DNA vaccine for Transmissible Spongiform Encephalopathy (TSE) and Johne’s disease.  Transmissible Spongiform Encephalopathy (TSE) is a group of invariably fatal neurodegenerative diseases that include Scrapie in sheep, Bovine Spongiform Encephalopathy (BSE) in cattle, Chronic Wasting Disease (CWD) in elk and deer, and Kuru Disease and variant Creutzfeld-Jacob Disease (vGCD) in humans.  The pathological effects of the disease occur predominantly in the CNS (central nervous system) where the predominant hallmark is accumulation of an abnormally folded isoform of the prion protein (PrPsc).  Johnne’s disease is a chronic debilitating infectious disease of ruminants, characterized by weight loss and, particularly in cattle, by profuse diarrhea.  The casual agent is a bacterium, Mycobacterium avium subspecies paratuberculosis.  Infected animals may show no sign of the disease until years after the initial infection.  Johne’s is a slow, progressive disease with worldwide distribution.

Both vaccine developments are in the “in vitro” or pre-clinical stage.  We expect to initiate experimental animal studies for Johne’s disease in the next 12 months.  A longer time frame (24 months) will be needed to initiate experimental animal studies for TSE.  ITP combines the following technologies: 1) gene expression technology or GES; 2) viral DNA purification technology or PURIVAX™ technology; 3) genetically engineered Adenovirus(rAD) and recombinant Adeno Associate Virus (rAAV) systems (vectors).  This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within four to six months versus the current standard of 18 to 24.  We estimate that the cost to bring these vaccines to market is $2-5 million.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to comply with the government regulations involved in bringing such a product to market.  The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays.  Using GES assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

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

This is the significance of GeneThera’s PURIVAX™, rAD and rAAV system for rDNA vaccine development.  Succinctly stated, it is designed to be able to achieve both high purity and high viral titer (up to 10e16 viral particles/eulate) based on its propriety multi-resin anion exchange chromatography system.  GeneThera believes that biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.

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

JOHNE’S TEST

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

PRODUCTS UNDER DEVELOPMENT:

DNA VACCINES

We are currently developing two (2) DNA vaccines. One vaccine targets Johne’s disease; the other is related to TSE. GeneThera’s approach for developing these vaccines are based on the use of PURIVAX™ technology, genetically engineered Adenoviral and AAV, and silencing RNA technology (iRNA).  Phase 1 clinical trial has been successfully completed and is in the process of initiating Phase 2 trials.

DISEASE DNA VACCINE

GeneThera is developing a vaccine for Johne’s disease using Adenoviral genetically engineered virus and PURIVAX™ technology. To date, we have modified the Adenovirus by inserting a gene of the MAP bacterium responsible for triggering the infection in blood cells. Using PURIVAX™ the genetic construct has been purified and characterized.

TSE DNA VACCINE

The company strategy to develop a TSE vaccine is based on the use of iRNA technology. To date, we have isolated a specific sequence of the prion protein gene. Our initial experiments indicate that our system is capable of generating a reduction in the expression of the prion protein gene of about seventy percent. Our next step will be to genetically alter the Adenovirus by inserting this specific sequenced and characterize the construct using PURIVAX. ™ The vaccine is still in an “in vitro” or preclinical stage.

So far, none of our molecular tests of vaccine have been validated or approved by any regulatory agency in the United States or abroad. These tests and vaccines still require extensive validation and a lengthy approval process. These procedures are extremely time consuming and expensive. There is no guarantee that any of the tests or vaccines that GeneThera is developing will be successfully validated or approved by any regulatory agency. GeneThera have limited financial resources. Therefore, the company may not be able to undertake any of the necessary steps to secure a successful validation or approval of any of the molecular tests or vaccines.

E.COLI 0157H: 7 VACCINES

GeneThera has obtained the right for worldwide license from the University of New Mexico to develop and commercialize a vaccine against the E.coli 0157:H7. This vaccine is based on the use of genetically modified E.coli 0157:h7 bacterial strain GeneThera E.coli vaccine is the first genetically modified vaccine. Our vaccine provides a live attenuated strain of E.coli 0157:H7, 026 or 0111 in which the shiga toxin coding sequences are deleted to abolish Shiga toxin production and one or more of the nucleotide sequences coding for the bacterial adhesion protein intimin (eae), the locus of the enterocyte effacement encoded regulator (lir) are mutated to inactivate the activity of the encoded protein(s).  This vaccine provides an effective way to inhibit carriage and shedding of enterohemorrhagic E. coli in cattle.

Phase I preclinical studies in animal models have shown that vaccinated rabbits or mice reduce shedding up to 99% with virtually no presence of shiga toxin.  These results are obtained with a single vaccine dose.

It is the company’s plan to continue the vaccine development by initiating in the near future Phase II clinical studies which will be undertaken in cows and calves.  These animals will be treated with single or multiple injections of the mutated strain of E.coli 0157:H7. We anticipate phase II clinical trial to last 8-10 months.

In addition we have developed a highly reliable testing method based on the use of real time PCR to determine the presence of shiga toxin producing E.coli.  This method is far more sensitive and reliable than the rope test in determining the efficacy of our E.coli vaccine.

FUTURE DEVELOPMENT PLANS

It is GeneThera’s intention to continue with the research and development and validation of the molecular tests and DNA vaccines.  Future plans comprise of initiating validation procedures for both TSE and a Johne’s disease molecular test. These validation protocols will be performed in Mexico. At the present time, we do not plan to initiate any validation protocols in the United States.

In parallel, we will continue R&D phases for both the Johne’s disease and TSE DNA vaccine. We plan on initiating an experimental animal protocol to determine the safety of our vaccines. We estimate that the experimental animal protocol may take up to a year. We project to initiate the experimental animal studies within 12-24 months.

MARKET STRATEGY

GeneThera’s goal is to focus on the international market for the commercialization of its animal testing platform. We are in the process of setting up an animal testing laboratory in Monterrey, Mexico. The company has no plans, in the immediate future, to offer any veterinary services in the United States.

 However, if GeneThera decides to initiate animal testing in the United States, commercialization of its diagnostic tests will not require approval process from the USDA.  All tests will be done utilizing the blood of animals that can be collected in the field using the Company’s proprietary Field Collection System (FCS).  The collected blood is then sent to GeneThera’s laboratory for testing.  Since all of the testing is done “in house,” meaning tested at laboratories operated by GeneThera and using GeneThera’s developed testing methods, the USDA deems GeneThera’s test to be under the category of veterinary services.  The regulations on veterinary services are much different than that of third party testing.  “Veterinary services” specifically mentioned by GeneThera are tests developed and performed “in house’’. The USDA through APHIS regulates veterinary biologicals (vaccines bacterins, antisera, diagnostic kits and other product of biological origin). APHIS regulates veterinary biologics available for the diagnosis, prevention and treatment of animal disease to ensure the products are pure, safe, potent and effective. GeneThera’s molecular tests are not diagnostic kits and therefore do not fall under the veterinary biologics category.

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

COMMERCIAL PRODUCTS

RESEARCH AND DEVELOPMENT SERVICES

Molecular, Cellular, Viral Biology Research and Consulting Services.  We provide independent research services to scientists in academia, the pharmaceutical industry, and the biotechnology industry.  Primarily, we focus on technology relevant to animal and human immunotherapy.  Our services are supported by more than 50 years of cumulative experience in research and development for both government and industry by GeneThera’s senior scientists.  We intend to develop a commercial-scale implementation of Adenovector Purification Process to support R&D material production.  Furthermore, we intend to evaluate and test commercially available expression vectors and incorporate them into our vector repertoire.  These technologies are well established within the repertoire of GeneThera’s scientific staff.  We cannot provide any assurance, however, that we will be able to successfully offer these services or that, if offered, we can provide them profitably.

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

Stage I – cDNA Construction & Expression Vector Development Stage in which a specific gene sequence is cloned in an expression vector and screened by restriction enzyme analysis.

Stage II – The expression vector is grown into bacteria and the protein produced is purified by chromatography techniques.

Stage III – Assay for the protein stability and activity in which protein activity is determined by testing the recombinant protein using a specific stabilizing buffer.  The recombinant protein is tested against a substrate.  The substrate is the target protein that is deactivated by the recombinant protein.

Stage IV – Quantification of protein yield per each cell line used for protein expression.  Each type of cell line responds differently to each recombinant protein.  Therefore, various cell lines that express the highest quantity of a specific recombinant protein are then used for large-scale recombinant protein production.

Stage V – This stage is an experimental animal model development for determination of proper biological active concentration and stability and determination of proper storage.  A typical animal model is a mouse model.  Mice are divided into two groups: 1) normal control and 2) mice injected with different concentrations of recombinant protein.  The biological activity is determined by immunological assays such as an ELISA test or Western blot analysis.

Gene Therapy Testing Services:  GeneThera offers GLP testing programs for somatic cell, viral and naked DNA-based gene therapies.  Our scientists have over eight years experience in providing fully integrated bio-safety testing programs for the cell and gene therapy fields and have supported a number of successful BLA and IND applications.  To date, the Company has not generated any revenues with regard to these services, and there is no assurance that we will generate any revenues from such services.

Replication-Competent Viral Vector Testing:  Sensitive in vitro cell culture assays are used to detect replication-competent retroviruses or adenoviruses.  GeneThera intends to work with clients to provide custom replication-competent virus detection assays for the particular vector construct.

Complete Somatic Cell and Viral Vector Packaging and Producer Cell Line Characterization:  GeneThera offers all of the assays mandated by regulatory authorities worldwide for the bio-safety analysis and characterization of cells and cell lines used in gene therapy products.

Vector Stock Characterization:  Custom purity and potency testing is available for gene therapy viral vector stocks.

Vector Purification Process Validation for Viral Clearance:  Most biopharmaceuticals require viral clearance studies to validate the removal of potential contaminants, such as those from bovine components or from helper viruses (adenovirus in AAV production).  GeneThera can provide custom design and performance of viral studies for various vector purification processes.

Custom Bio-safety Testing Programs for Somatic Cell, Ex Vivo Cell, and Tissue Therapies:  GeneThera can guide our clients through the unique process of designing and implementing a bio-safety testing program that meets the needs of each specific project.

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

MANUFACTURING

We do not currently manufacture any products and do not have any facilities capable of manufacturing any products.  If we are successful in developing a vaccine for veterinary purposes, we intend to contract with third parties or a collaborative partner to assist with production.  We currently do not intend to establish a manufacturing facility to manufacture any products that we may develop.  In the event we decide to establish a commercial manufacturing facility, we will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive federal and state regulations applicable to such a facility.  In addition, we would be required to apply for a license from the United States Department of Agriculture’s Animal and Plant Health Inspection Service to manufacture any such vaccines at such facilities.

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

GOVERNMENT REGULATION

Our unique approach to the testing for various animal diseases allows us to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA.  All tests are done utilizing the blood of animals that can be collected in the field using the Company’s proprietary Field Collection System (FCS).  The collected blood is then sent to our laboratory for testing.  Since all of the testing for the diseases is done “in house,” meaning tested at laboratories operated by us and using our developed testing methods, the USDA deems our test to be under the category of veterinary services.  The regulations on veterinary services are much different than that of third party testing.    The USDA through APHIS regulates veterinary biologicals (vaccines bacterins, antisera, diagnostic kits and other product of biological origin). APHIS regulates veterinary biologics available for the diagnosis prevention and treatment of animal disease to ensure the products are pure, safe, potent and effective. GeneThera’s molecular tests are not diagnostics kits and therefore do not fall under the veterinary biologics category. The USDA, to the best of our knowledge, does not regulate laboratory tests that are performed “in-house” under the category of veterinary services.

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

ITEM 1A

RISK FACTORS

We encounter various risks related to our business and our industry.  While the Company is optimistic about its long term prospects, the following risk factors should be considered in evaluating its outlook

There is a substantial doubt about GeneThera ability to continue as an on-going concern.

GeneThera has had negligible revenues since inception. Because of these circumstances, GeneThera will require additional working capital to develop business operations. There is no assurance that GeneThera will reach a level of revenues adequate to generate sufficient cash flow from operation or obtain additional financing necessary to support GeneThera’s operating expense requirements.

 A loss of key personnel could adversely affect the Company.

The Company depends to a large part on the efforts and continued employment of Antonio Milici, M.D., Ph.D., our President, Chairman of The Board, and Chief Executive Officer.  The loss of the services of Dr. Milici could adversely affect our business.

If the Company fails to attract and retain additional highly skilled personnel, operations will suffer.

Finding qualified personnel in the biotechnology industry is very challenging. Smaller biotechnology companies are always at a disadvantage because of its limited financial resources. The Company has been unable at this time to hire any additional qualified personnel. If the Company is unable to hire additional personnel this may result in a substantial delay of its R&D and commercial operations.

If the Company fails to attract significant additional capital, the Company may be unable to continue developing its products.

From the beginning of its operation, GeneThera has obtained limited funding to implement its business strategy. The Company did not have sufficient funding to meet its operating needs throughout 2008. Potential sources of additional funding could include strategic relationships, public or private sales of shares of common stocks, or other arrangements.

Rapid growth may place significant demands on our resources.

We expect significant expansion of our operations.  Our anticipated future growth will place a significant demand on our managerial, operational and financial resources due to:

* The need to manage relationships with various strategic partners and other third parties

* Difficulties in hiring and retaining skilled personnel necessary to support our business

* The need to train and manage a growing employee base

* Pressures for the continued development of our financial and information management systems

If we have not made adequate allowances for the costs and risks associated with this expansion or if our systems, procedures, or controls are not adequate to support our operations, our business could be harmed.

 The Company may not be able to comply with Government regulations.

The Company is subject to or affected by laws and regulations that govern, for example: (i) the vaccination of animals for certain diseases.  The failure to comply with these laws and regulations, or to obtain applicable governmental approvals, could result in the imposition of penalties, cause delays in, or make impossible, the marketing of our products and services.

The Company may be unable to compete against other more establish biotech of pharmaceutical companies.

The Company operates in a very competitive and difficult area. Biotechnology business is notoriously difficult and risky. The Company competes with other more established and better funded companies in the United States and overseas that are involved in the development of similar products. Several of these companies have significantly greater financial resources as well as greater production and marketing capabilities. The field of Biotechnology requires extensive research and development.  Better funded competitors may be able to develop and market superior or less expensive products which will make the Company’s products less valuable or unmarketable.

The Company has no manufacturing capabilities.

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

The Company has limited Government Regulatory Experience.

The company has never successfully undertaken a clinical trial for animal DNA vaccine. Our experience in this area is limited. The Company has never obtained regulatory approvals for any of its products.

The Company was delisted from Over the Counter Bulletin Board (OTCBB).

Although by the time of our original Form 10-K filing, our company was participant of the exchange list of OTCBB (Over the Counter Bulletin Board), FINRA delisted our Company on June 19, 2008.  We are attempting to catch up our filings and re-apply for such active listing.

ITEM 2

 DESCRIPTION OF PROPERTY

We lease approximately 9,600 square feet for our biotechnology laboratory located at 7577 W. 103rd Ave. in Westminster, Colorado 80021. The lease terminates January 31, 2014.  The rent is $7,000 per month for the first 14 months, $10,970 per month for months 15 through 26 and $12,584 per month for the remainder of the lease. We sub-lease 700 square feet of office space to GTI Corporate Transfer Agents, LLC, a related party, located in Suite 209.  The lease is on a three-year basis and the rent is $1,000 per month until January 31, 2014.  We do not own any real estate property.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently we do not have the funds to purchase or construct any such laboratories and do not have commitment from any party to provide the funds for a laboratory.

ITEM 3

LEGAL PROCEEDINGS

On June 6, 2006, the Internal Revenue Service filed a Federal Tax Lien for $29,321. On June 29, 2007, the Internal Revenue Service filed a Federal Tax Lien for $1,983. On June 6, 2008, MAG Capital LLC, Mercator Momentum Fund III LP, Mercator Momentum Fund LP, and Monarch Pointe Fund Ltd. filed a Civil Judgment for $37,721. On June 6, 2008, Mark A. Shoemaker filed a Civil Judgment for $37,721. In June 2009, James Tufts filed a complaint at the Small Claims Court in Jefferson County CO for $4,000 plus expenses from a London trip. On June 26, 2009, Enterprise Leasing Company of Denver filed a Civil Judgment for $78,178.  On August 17, 2010, Banc of America Leasing filed a Civil Judgment for $24,002. On September 23, 2010, Liberty Acquisitions filed a Civil Judgment for $3,300. On February 10, 2009, Centennial Credit Corporation filed a Civil Judgment for $967. The Company has not satisfied any of these judgments.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock currently trades on the Over the Counter Bulletin Board under the symbol GTHR under Pink Sheets.  The following sets forth the range of high and low bid quotations for the periods indicated as reported by Yahoo Finance.  Such quotations reflect prices between dealers, without retail markup, markdown or commission, and may not represent actual transactions.

Year	Quarter	High	Low
2009	Fourth	$ 0.05	$ 0.02
	Third	0.07	0.02
	Second	0.06	0.02
	First	0.10	0.02
2008	Fourth	$ 11.50	$ 0.05
	Third	18.50	11.50
	Second	25.00	0.008
	First	0.03	0.02

* Source Yahoo Finance

There are no restrictions on the payment of dividends. There are approximately 579 record holders of common stock as of December 31, 2009.

DIVIDENDS

 On May 21, 2007, the Company issued a one-time dividend payment in the amount of $.0004 per share.

ITEM 6

SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis or Plan of Operation” and Item 8, “Financial Statements.”

Operating Data as of December 31,

	2009	2008	2007	2006
Gross Profit	0	10,822	97,900	150,000
General & Administrative	(170,849)	(377,226)	(313,381)	(739,529)
Consulting expense	(617,542)	(722,515)	(236,757)	(444,420)
Payroll expense	(239,965)	(234,000)	(235,350)	(306,890)
Lab expense	(2,083)	(457)	(255)	(39,592)
Depreciation	(184,804)	(69,647)	(72,451)	(77,014)
Restitution expense	(6,536)	0	(0)	0
Loss on litigation	(51,964)	0	(0)	0
Fixed assets impairment	(25,000)	0	(0)	0
Dividend payment	0	0	(15,980)	0
Settlement expense	0	0	(0)	(25,132)
Other income (expense)	(904)	(0)	(100)	6

Net Loss	(1,299,647)	(1,393,023)	(776,374)	(1,482,571)

Loss Per Share	-0.10	-2.93	-0.02	-0.07

Balance Sheet Data

	2009	2008	2007	2006
Cash and Cash Equivalents	7	48	201	234
Total Assets	14,512	221,786	364,310	394,607
Total Liabilities	2,159,604	1,788,040	1,570,081	1,418,411
Stockholders’ Equity (Deficit)	(2,145,092)	(1,566,254)	(1,205,771)	(1,023,804)

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-K, including the Management’s Discussion and Analysis or Plan of Operation, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements.  You should not unduly rely on these statements.  Forward-looking statements involve assumptions and describe our plans, strategies, and expectations.  You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plans,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intent,” “project,” and similar words and variations thereof.  This report contains forward-looking statements that address, among other things:

* Our financing plans

* Regulatory environments in which we operate or plan to operate

* Trends affecting our financial condition or results of operations, the impact of competition, the start-up of     certain operations and acquisition opportunities

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements (“Cautionary Statements”) include, among others:

* Our ability to raise capital

* Our ability to execute our business strategy in a very competitive environment

* Our degree of financial leverage

* Risks associated with our acquiring and integrating companies into our own

* Risks relating to rapidly developing technology

* Regulatory considerations

* Risks related to international economies

* Risks related to market acceptance and demand for our products and services

* The impact of competitive services and pricing

* Other risks referenced from time to time in our SEC filings

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

We have not generated significant operating revenues and, as of December 31, 2009, we had incurred a cumulative net loss from inception of $18,970,677.  Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for 2009.  For 2009 and 2008, our operating losses were $1,299,647 and $1,393,023, respectively.  Our current liabilities exceeded current assets by $2,587,096 and $1,787,171 as of December 31, 2009 and 2008, respectively.

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

RECENT DEVELOPMENTS

The Company has begun to form an entity with a Mexican company to jointly own and operate a laboratory facility in Monterrey, Mexico for express purposes of testing cattle for TSE.  The entity has been legally formed. The Mexico Project continues to wait for the completion of the funding for this enterprise.

RELATED PARTY TRANSACTIONS

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  Ms. Michelle Torres became the Board Member of GTI Corporate Transfer Agents, LLC with a one-third ownership and/or interest. Ms. Tannya Irizarry has a one-third ownership and/or interest; the remaining one-third ownership belongs to Ms. Krystle Rundle.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

For 2009, the Company has a net loss of $1,299,647 or net loss per share of $0.10, and $0 of revenue as compared with a net loss of $1,393,023, or $2.93 per share, and revenue of $10,822 for 2008.

General and Administrative Expenses:  General and administrative expenses decreased to $170,849 for 2009 compared to $377,226 for 2008.  This decline was due to a decrease in personnel.

Consulting Expenses:  Consulting expenses decreased to $617,542 for 2009 compared to $722,515 for 2008.  The difference is attributable to more marketing consultants in 2008.

Depreciation and Amortization Expense:  Depreciation and amortization expenses increased to $184,804 for 2009 compared to $69,647 for 2008 primarily due to changes in the estimated useful lives of certain laboratory equipment during 2009, which accelerated the depreciation of certain fixed asset items.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $7 as of December 31, 2009 and a cash balance of $48 as of December 31, 2008.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations.

EMPLOYEES

As of December 31, 2009, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2012.  In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annual plus bonuses as may be determined by the Board of Directors in its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L.

Irizarry to serve as our Chief Administrative Officer through January 7, 2012.  Ms. Irizarry’s base salary is $135,000 per annum.  The above salaries have been accrued to be paid in common stock shares from the Company.  There are no employee issues at this time.

RESEARCH AND DEVELOPMENT

We anticipate that R&D will be the source for both assay development and vaccine design/development.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by us.  To date, we have introduced our diagnostic solution for Chronic Wasting Disease and Mad Cow Disease on a very limited basis.  We anticipate that R&D will be ongoing during the life of the Company, as this is the source for new products to be introduced to the market.  Our plan is to seek new innovations in the biotechnology field.  We cannot assure you that we will be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, that we can successfully commercialize them or earn profits from sales of those assays.  Furthermore, we cannot assure you that we will be able to design, develop, or successfully commercialize any vaccines as a result of our research and development efforts.

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

PROPERTIES

We lease approximately 9,600 square feet for our biotechnology laboratory located at 7577 W. 103rd Ave. in Westminster, Colorado 80021. The lease terminates January 31, 2014.  The rent is $7,000 per month for the first 14 months, $10,970 per month for months 15 through 26 and $12,584 per month for the remainder of the lease. We sub-lease 700 square feet of office space to GTI Corporate Transfer Agents, LLC, a related party, located in Suite 209.  The lease is $1,000 per month until January 31, 2014.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently, we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.

 ITEM 8

FINANCIAL STATEMENTS

GENETHERA, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

GeneThera, Inc.

Westminster, Colorado

We have audited the accompanying consolidated balance sheet of GeneThera, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2009 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We also have audited the adjustment described in Note 9 that was applied to restate the 2008 financial statements to correct an error.  In our opinion, such adjustment was appropriate and has been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2008 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 financial statements taken as a whole.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and its subsidiary at December 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has no revenues, no historical profitability, and has limited available funds that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 1, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors

GeneThera, Inc.

Westminster, CO

We have audited the accompanying balance sheets of GeneThera, Inc. and subsidiary (the “Company”) as of December 31, 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended (the 2008 financial statements before the effects of the adjustment discussed in Note 9 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the error described in Note 9, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and changes in stockholders’ deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error due to misrepresentations from Company’s legal counsel and described in Note 9 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by MaloneBailey, LLP.

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

W.T. Uniack & Co. CPA’s P.C.

Alpharetta, Georgia

June 23, 2009

GENETHERA, INC.  CONSOLIDATED BALANCE SHEETS

                     (Restated)

	December 31, 2009		December 31, 2008
ASSETS
Current assets
Cash	$ 7		$ 48
Accounts receivable	-		821
Prepaid expenses	1,742		-
Total current assets	1,749		869
Property and equipment			-
Office and laboratory equipment	729,078		727,428
Less: Accumulated depreciation	(716,315)		(506,511)
Total property and equipment	12,763		220,917
TOTAL ASSETS	$ 14,512		$ 221,786

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 483,707		$ 319,220
Accounts payable-related party	10,570		-
Accrued expenses	1,013,348		811,841
Notes payable	4,000		-
Loan from shareholder	647,979		656,979
Total liabilities	2,159,604		1,788,040

Stockholders' deficit:
Series A convertible preferred stock	5	[1]	5	[2]
Series B convertible preferred stock	6,320	[3]	7,320	[4]
Common stock	21,148	[5]	2,266	[6]
Additional paid-in capital	16,798,112		16,095,185
Accumulated deficit	(18,970,677)		(17,671,030)
Total stockholders' deficit	(2,145,092)		(1,566,254)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 14,512		$ 221,786

[1] Par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares issued and outstanding as of December 31, 2009, respectively.

[2] Par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares issued and outstanding as of December 31, 2008, respectively.

[3] Par value $0.001 per share, 30,000,000 shares authorized, 6,320,000 shares issued and outstanding as of December 31, 2009, respectively.

[4] Par value $0.001 per share, 30,000,000 shares authorized, 7,320,000 shares issued and outstanding as of December 31, 2008, respectively.

[5] Par value $0.001 per share, 300,000,000 shares authorized, 21,147,547 shares issued and outstanding as of December 31, 2009, respectively.

[6] Par value $0.001 per share, 300,000,000 shares authorized, 2,265,816 shares issued and outstanding as of December 31, 2008, respectively.

See accompanying notes to consolidated financial statements.

GENETHERA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	(Restated)
	Year Ended Dec, 31, 2009	Year Ended Dec, 31, 2008
Revenues
Sales	$ -	$ 10,822
Research fees	-	-
Total revenues	-	10,822

Cost of sales	-	-

Gross profit	-	10,822

Expenses
Other compensation	-	-
Consulting	617,542	722,515
General and administrative expenses	170,849	377,226
Payroll expenses	239,965	234,000
Depreciation	184,804	69,647
Settlement expense	-	-
Dividend payment	-	-
Laboratory expenses	2,083	457
Restitution expense	6,536	-
Loss on litigation	51,964	-
Fixed assets impairment	25,000	-
Total operating expenses	1,298,743	1,403,845

Loss from operations	(1,298,743)	(1,393,023)

Other income (expenses)
Beneficial conversion expense	-	-
Interest expense	-	-
Gain on settlements	-	-
Loss on conversion of convertible notes payable	(904)
Other income (expenses), net	-	-
Total other income	(904)	-

Net loss	$ (1,299,647)	$ (1,393,023)

Loss per common share - Basic and diluted	$ (0.10)	$ (2.93)

Weighted average common shares outstanding – Basic and diluted	13,238,070	475,797

See accompanying notes to consolidated financial statements.

GENETHERA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICT)

							Additional Paid-in Capital	Stock Subscriptions
	Series A Preferred Stock		Series B Preferred Stock		Common Stock					Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Deficit Accumulated

Balance at December 31, 2007	4,600	5	3,000,000	3,000	10,306	51,527	15,017,704	-	(16,278,007)	(1,205,771)

Shares issued for consulting services	-	-	-	-	455,039	9,544	812,010	-	-	821,554

Shares issued for rent	-	-	-	-	472	2,360	30,426	-	-	32,786

Additional paid-in capital - reverse split	-	-	-	-	-	(62,964)	62,964	-	-	-

Shares issued to officer	-	-	4,500,000	4,500	-	-	175,500	-	-	180,000

Converted shares	-	-	(180,000)	(180)	1,800,000	1,799	(3,419)	-	-	(1,800)

Net loss	-	-	-	-	-	-	-	-	(1,393,023)	(1,393,023)

Balance at December 31, 2008 (Restated)	4,600	5	7,320,000	7,320	2,265,817	2,266	16,095,185	-	(17,671,030)	(1,566,254)

Shares issued for consulting services	-	-	-	-	7,756,195	7,756	641,220	-	-	648,976

Shares issued for restitution	-	-	-	-	173,999	174	6,362	-	-	6,536

Shares issued to officers in lieu of salary	-	-	-	-	647,678	648	63,817	-	-	64,465

Issuance of common stock for cash	-	-	-	-	161,000	161	671	-	-	832

Shares issued for note conversion	-	-	-	-	142,858	143	(143)	-	-	-

Conversion of Series B preferred stock to common stock	-	-	(1,000,000)	(1,000)	10,000,000	10,000	(9,000)	-	-	-

Net loss	-	-	-	-	-	-	-	-	(1,299,647)	(1,299,647)

Balance at December 31, 2009	4,600	$ 5	6,320,000	$ 6,320	21,147,547	$ 21,148	$ 16,798,112	$ -	$ (18,970,677)	$ (2,145,092)

See accompanying notes to consolidated financial statements.

GENETHERA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Restated)
	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2008
Cash flows from operating activities
Net loss	$ (1,299,647)	$ (1,393,023)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	719,977	848,478
Depreciation and amortization	184,804	69,647
Impairment	25,000	-
Beneficial conversion feature	-	-
Changes in operating assets and liabilities:
Accounts receivable	821	67,446
Accounts receivable - related parties	-	-
Reserve for uncollectibles	-	-
Prepaid expenses	(1,742)	-
Other assets	-	5,278
Accounts payable - related parties	10,570	-
Accounts payable and accrued expenses	365,994	369,030
Net cash provided by (used in) operating activities	9,777	(33,144)
Cash flows from investing activities
Cash paid for purchase of property and equipment	(1,650)	-
Net cash used in investing activities	(1,650)	-
Cash flows from financing activities
Capital contributed as equipment	-	-
Principal payments on notes and leases payable	-	-
Payment of lease payable	-	-
Payment of accrued salaries	-	-
Proceeds from issuance of stock	832	183,792
Proceeds from (payments for) loans payable	4,000	(150,801)
Proceeds from subscriptions receivable	-	-
Repurchase of common stock	-	-
Receipt of additional paid-in capital	-	-
Payment of preferred dividends	-	-
Payment of loans from shareholder	(9,000)	-
Net cash provided by (used in) financing activities	(8,168)	32,991
Net increase (decrease) in cash	(41)	(153)
Cash at the beginning of the year	48	201
Cash at the end of the year	$ 7	$ 48

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash investing and financing transactions:
Conversion of Series B preferred stock to common stock	$ 10,000	$ -
Shares issued arising from note conversion	$ 143	$ -

See accompanying notes to consolidated financial statements.

GENETHERA, INC.

Notes to Consolidated Financial Statements

December 31, 2009

Note 1 – Organization, nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company”).

GeneThera, Inc., formerly Hand Brand Distribution, Inc., was incorporated in November 1995 in Florida.  On February 25, 2002, GeneThera, Inc. acquired 100% of the outstanding shares of GeneThera, Inc. (Colorado) for 16,611,900 common shares.  For accounting purposes, the acquisition has been treated as a reverse merger and as a recapitalization of GeneThera, Inc. (Colorado).

GeneThera is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment, net

Property and equipment consists primarily of office and laboratory equipment and is stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years.

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed.  There were no revenues during the year ended December 31, 2009.

Stock-Based Compensation

Stock-based compensation is accounted for under FASB ASC Topic No. 718 – Compensation – Stock Compensation. The guidance requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The guidance also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. The Company accounts for non-employee share-based awards in accordance with guidance related to equity instruments that are issued to other than employees for acquisition, or in conjunction with selling, goods or services.

Income taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740 - Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Basic and diluted net loss per common share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share, and are calculated on the basis of the weighted average number of common shares outstanding during the period.  Diluted net loss-per-share calculations include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Fair value of financial instruments

The carrying value of cash, accounts payable and accrued expenses approximates fair value due to the short term nature of these accounts.

Reclassifications

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current presentation for comparative purposes.

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations.

Note 2 – Going concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $18,970,677 and negative working capital of $2,157,855 as of December 31, 2009.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. The Company has a private investor group. The Company is currently seeking additional investors for the regional research labs in Mexico, Argentina, and Brazil.

Note 3 – Property and equipment

Property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Office equipment	$ 85,994	$ 84,344
Laboratory equipment	643,084	643,084
Total	729,078	727,428
Less: Accumulated depreciation	(716,315)	(506,511)

Property and equipment, net	$ 12,763	$ 220,917

During 2009, the estimate of useful lives of the laboratory equipment was reduced from 7 – 10 years to 5 years.  Depreciation expense for 2009 and 2008 was $184,804 and $69,647, respectively.

Note 4 – Accrued expenses:

The following is the breakdown of the Company’s accrued expenses as of December 31, 2009 and 2008:

	2009	2008
Accrued officer salaries	$ 998,641	$ 811,841
Accrued interest	14,707	-

Total accrued expenses	$ 1,013,348	$ 811,841

Note 5 – Related party transactions:

The Company has an outstanding loan payable to Dr. Antonio Milici, its President and shareholder, amounting to $647,979 and $656,979 as of December 31, 2009 and 2008, respectively.  This outstanding loan to the Company is unsecured and non-interest bearing. The Company also has an outstanding balance due to Setna Holding, a related party, in the amount of $10,570.

Note 6 – Shareholders’ equity:

Common and preferred stock

The Company’s Articles of Incorporation, as amended on November 8, 2007, authorizes the issuance of up to 50,000 shares of common stock, par value $.0000 per share. On February 5, 2008, the Company increased its authorized share to 100,000,000 of common stock, par value $.001 per share. On August 23, 2011, the Company increased its authorized shares to 300,000,000 of common stock, par value $.001 per share. Shares issued prior to August 23, 2011 have been retroactively restated to reflect the impact of the change in par value per share.

On August 23, 2011, the Company authorized 20,000,000 Series A preferred shares and 30,000,000 Series B preferred shares.  The par value per share for all classes of preferred stock was set at $0.001 per share.

Convertible Preferred stock rights

Preferred Stock (‘Series A’) shall be convertible into Common Stock any time at the holder’s sole discretion in part or in whole by dividing the Purchase Price per Share by 110% of the Market Value on the Closing Date.  ‘Market Value’ on any given date shall be defined as the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 immediately preceding trading days.

Preferred Stock (“Series B”) shall be convertible into ten common shares at any time and holders are entitled to 20 common share votes per such preferred share.

Common Stock Issuances

For the year ended December 31, 2008

The Company issued 455,039 shares valued at $821,554 for consulting services.

The Company issued 472 shares valued at $32,786 for payment of rent.

For the year ended December 31, 2009

The Company issued 7,756,195 shares valued at $648,976 for consulting services.

The Company issued 173,999 shares valued at $6,536 for restitution.

The Company issued 647,678 shares valued at $64,465 to officers in lieu of salary.

The Company issued 161,000 shares for cash of $832.

Preferred stock issuance

On April 30, 2008, GeneThera issued 4,500,000 Series B convertible preferred shares to its CEO as payment of $180,000 in accrued salaries.

Stock conversions

During 2008, the Company converted 180,000 shares of Series B preferred stock to 1,800,000 common shares.

During 2009, the Company issued 142,858 common shares in exchange for promissory notes from a third party.

During 2009, the Company converted 1,000,000 shares of Series B preferred stock to 10,000,000 common shares.

2004 Equity Incentive Plan

The Company’s 2004 Senior Executive Officer Option Plan provides for the grant of equity incentives to senior employees of the Company.  A maximum of 3,000,000 common shares are available for issuance under the 2004 Plan.

Warrants

None were issued during 2009 or 2008 and none are outstanding.

Note 7 – Commitments and contingencies

Operating leases

During 2008 and early 2009, the Company leased its office space which have initial terms on a month-to-month basis.  The Company sub-leased 700 square foot office space to GTI Corporate Transfer Agents, LLC located on the 3924 unit of this lease space reflected as 3930 Youngfield Street, Suite #2, Wheat Ridge, CO 80033.  The rent on this lease was either settled in cash or through issuance of the Company’s common stock.

Starting on March 1, 2009, the Company signed a five-year lease for office space in Colorado. The approximate square footage is 1,908. The base rent for this office space was approximately $24,000 during the first year. The lease expiration was February 28, 2014.   The Company vacated the premises in May 2010.

In May 2010, the Company entered into a five-year lease agreement commencing on April 1, 2010 covering an area of approximately 7,660 square feet intended for research and office space located at 331 South 104th Street, Louisville, Colorado. The base rent for this space was approximately $38,300 during the first year, and was set to expire on March 31, 2015.  The lease was terminated on September 6, 2010.

On November 30, 2010, the Company signed a 38-month lease agreement commencing on December 1, 2010. The office space is located in Westminster, Colorado. The space is approximately 9,681 square feet intended specifically for a biotechnology company’s use. The base rent was free during the first and second months; $7,000 per month during the next 12 months;  $10,970 during the following 12 succeeding months; and $12,584 during the last 12 months, for a total guaranteed base rent of $366,648 during the 38-month lease term.  This lease expires on January 31, 2014 and required a security deposit of $7,000.

At December 31, 2009, future minimum lease payment obligations were as follows:

Years ended December 31	Operating Leases
2010	$ 39,165
2011	86,575
2012	127,670
2013	149,394
2014	12,584
Thereafter	-

Total minimum lease payments	$ 415,388

Total rent expense during 2009 and 2008 was $20,800 and $53,277, respectively.

Employment agreements

On January 8, 2007, the Company entered into an employment agreement with its chief executive officer and scientific officer for a five year term and providing for compensation of $12,000 per month.  On the same date, the Company also entered into an employment agreement with its chief administrative and financial officer for a five year term and providing for compensation of $11,250 per month.  Both employment contracts contract expire on January 7, 2012.

Legal contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements.

Note 8 – Income taxes

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2009 and 2008 of approximately $18,970,677 and $17,671,030, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2026.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income.

Note 9 – Restatement of Consolidated Financial Statements

In October 2011, the Company’s management determined that the accrued expense related to an on-going legal case involving the Company was erroneously over-accrued by $601,167 as of December 31, 2008. To correct this over-accrual, the Company has restated its consolidated financial statements as of, and for the year ended December 31, 2008.  As a result of the restatement, the originally reported net loss for 2008 was decreased by $601,167 resulting in net loss, as restated, of $1,393,023. Litigation previously included in accrued expenses of $53,569 was reclassed to accounts payable.

The following tables reflect the impact of the above error on the balance sheet as of December 31, 2008 and the statement of expenses for the year ended December 31, 2008.

	As of December 31, 2008
	As Reported	Adjustments	Restated

TOTAL ASSETS	$ 221,786	$ -	$ 221,786

CURRENT LIABILITIES:
Accounts payable	265,651	53,569	319,220
Accrued Expenses	$ 1,466,577	$ (654,736)	$ 811,841
Total Current Liabilities

TOTAL LIABILITIES	2,389,207	(654,736)	1,788,040

STOCKHOLDERS' EQUITY:
Deficit accumulated during development stage	(18,272,197)	601,167	(17,671,030)
Total Stockholders' Deficit	(2,167,421)	601,167	(1,566,254)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 221,786	$ -	$ 221,786

	Year Ended December 31, 2008
	As Reported	Adjustments	Restated

EXPENSES
General and administrative expenses	978,393	(601,167)	377,226
LOSS FROM OPERATIONS	$ (1,994,190)	$ 601,167	$ (1,393,023)

NET LOSS	$ (1,994,190)	$ -	$ (1,393,023)

Note 10 – Subsequent Events

The Company issued 1,050,000 shares valued at $25,550 for consulting services in the year ended December 31, 2010.

The Company issued 100,000 shares for conversion of $2,500 promissory note in the year ended December 31, 2010.

The Company received cash proceeds of $32,140 from financing activities in the year ended December 31, 2010.

The Company issued 1,800,000 shares valued at $29,000 for cash during 2011.

The Company issued 1,580,600 shares for conversion of promissory notes totaling $10,988 during 2011.

The Company received cash proceeds of $111,591 from financing activities during 2011.

ITEM 9

 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since March 15, 2006, our auditors were Jaspers + Hall, PC. The auditors’ PCAOB registration was revoked on October 22, 2008. Since November 9, 2008, our auditors were W.T. Uniack CPA’s & Co. Since 2009, our auditors are Malone Bailey, LP.

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

PART III

ITEM 10

DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company’s executive officers and directors.

Name

Age

Positions

Dr. Tony Milici

55

Chairman of the Board, Chief Executive

Officer and Chief Scientific Officer

Tannya Irizarry

50

Chief Financial Officer (Interim)

Shawn T. Donahue

48

Board Director

Avel Kolesnikov

22

Board Director

Dr. Antonio Milici founded GeneThera, Inc. in 1998 and has served as its Chairman and CEO since inception.  Prior to founding GeneThera, Dr. Milici served as CEO and President of Genetrans, Inc., a genetic diagnostic company from 1993 to 1998.  Dr. Milici was also an assistant professor in the department of Molecular Pathology at the University of Texas M.D. Anderson Cancer Center.

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

Shawn T. Donahue, age 48, has served as Board Director of the Company since October 2010. Mr. Donahue owns and operates a private environmentally friendly synthetic oil distribution company in the Northeast since 2007, in addition to being an active investor focusing on biotech and computer related companies for over 22 years. He has been in senior level technical sales, engineering purchasing, new products and manufacturing positions while at Digital Equipment Corp. for over 11 years. He studied Accounting/business at the University of Lowell and believes learning should be a life-long endeavor, hopefully rewarding to all involved!

Avel Kolesnikov, age 22, has served as Board Director of the Company since November 2010. Mr. Kolesnikov is a gold and precious metal commodity broker. He has been involved in the jewelry business for several years both as retailer and wholesaler. Mr. Kolesnikov has worked extensively with precious stones and has improved laser techniques for stone cutting and jewelry crafting. Although new in the area of biotechnology, he has consulted for several high tech instrument companies. Mr. Kolesnikov’s experience in business development is definitely an asset to GeneThera.

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

The Company has recently adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, and principal accounting officer.  Our Code of Ethics can be obtained by calling the Company at 303-439-2085.

ITEM 11

EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the fiscal year ended December 31, 2009, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2009.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal year ended December 31, 2009, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2009, that served as our Chief Executive Officer or earned compensation in excess of $100,000 (the “Names Executive Officers”).  No other executive officer of the Company had a total annual salary and bonus for 2009 that exceeded $100,000.  Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the fiscal year ended December 31, 2008.  The following table summarizes compensation earned in each of the last three fiscal years by the named officers.

The following table also summarizes the annual and long-term compensation paid to Dr. Tony Milici, our chief executive officer.  Except for Dr. Milici, no other executive officer received annual remuneration in excess of $100,000 during 2007 or 2008. This summary compensation table shows certain compensation information for services rendered in all capacities during each of the last two completed fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Tony Milici	2007	$144,000							$144,000
Chief Executive Officer	2008	$144,000							$144,000
	2009	$144,000							$144,000

Tannya Irizarry	2007	$90,000		$45,000					$135,000
Chief Financial Officer	2008	$90,000		$45,000					$135,000
	2009	$90,000		$45,000					$135,000

No other officer or director received in excess of $100,000 for the years ending December 31, 2009, December 31, 2008 and December 31, 2007.

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2009 by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each of the executive officers who were serving as executive officers at the end of the December 31, 2009 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.  The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2009, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 31, 2009, and exercisable or convertible within 60 days thereafter. The following table shows, as of December 31, 2009, the common stock owned beneficially by (i) each person known by us to be the beneficial owner of more than five percent of our Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 7577 W. 103rd Ave. Ste 212, Westminster, CO 80021.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Five Percent Shareholders:
Randy Hamdan & Companies Total	5,520,051	26.1%

Directors and Executive Officers:

Dr. Antonio Milici (2)	4,820,000	22.8%
Tannya L. Irizarry	1,500,000	7.09%

All Directors and Executive Officers as a Group	44,832,099	55.99%

(1)

This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated in the footnotes to this Table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this Table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 21,147,397 shares of common stock outstanding on December 31, 2009, adjusted as required by rules promulgated by the SEC.

(2)

Includes 300,000 shares subject to operations exercisable within 60 days of December 31, 2009.

SERIES B PREFERRED STOCK

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Antonio Milici	0	6.67%	4,820,000	80%
Tannya L. Irizarry (3)	0	1.00%	1,500,000	20%
All Directors and Officers as a Group (2 persons)	5,520,051	26.10%	6,320,000	100.0%

(1)

This table is based upon information supplied by officers, directors, and principal shareholders and documents filed with the SEC.  Unless otherwise indicated and subject to community property laws, if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)

Applicable percentages are based on 21,147,547 shares of common stock outstanding and on 6,320,000 shares of Series B Preferred Stock outstanding on December 31, 2009, adjusted as required by rules promulgated by the SEC.  Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

(3)

Ms. Irizarry is married to Dr. Antonio Milici; therefore, she has a beneficial interest in his shares.

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

SERIES B PREFERRED STOCK FINANCING

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Antonio Milici (3)	151,212	6.67%	4,820,000	80.0%
Tannya L. Irizarry (4)	147	1.00%	1,500,000	20.0%
All Directors and Officers as a Group (2 persons)	151,212	8.0%	6,320,000	100.0%

(1)

This table is based upon information supplied by officers, directors, and principal shareholders and documents filed with the SEC.  Unless otherwise indicated and subject to community property laws, if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)

Applicable percentages are based on 21,147,397 shares of common stock outstanding and on 6,320,000 shares of Series B Preferred Stock outstanding on December 31, 2009, adjusted as required by rules promulgated by the SEC.  Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

(3)

On December 31, 2009, Dr. Milici owns 4,820,000 shares of our Series B Preferred Stock.  Dr. Milici is our Chief Executive Officer and Chairman of the Board.  He owns no shares of our common stock.  Pursuant to our Certificate of Designation establishing the Series B Preferred Stock, each share of our currently issued and outstanding Series B Preferred Stock may be converted into ten fully paid and non-assessable shares of our common stock.  On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by twenty (20).  Therefore, Dr. Milici will have the power to vote 116,551,212 shares, effectively giving him absolute voting control of the Company.

(4)

Ms. Irizarry is married to Dr. Antonio Milici; therefore, she has a beneficial interest in his shares.

MARKETING CONSULTANT

In 2008, the Company did not sign a consulting agreement as a marketing consultant with JR Dopkin & Associates from New York, but considered his consulting services to be provided as needed.

In 2009, the Company did not sign a consulting agreement as an Investor Relations consultant with Randy Hamdan and also with his two other consulting companies by the names of Oracle Consultants, LLC and HH Group, LLC, but considered his consulting services to be provided as needed.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the registrant’s Form 10-K was as follows:

2006

$15,000

2007

$26,500

2008

$26,000

2009

$25,000

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

10.1

Form of Common Stock Purchase Agreement among GeneThera, Inc. and various original holders of the common stock of GeneThera, Inc. (1)

10.2

Form of Letter Agreement between GeneThera, Inc. and various original holders of the Common Stock of GeneThera, Inc. (2)

10.3

Employment Agreement dated as of January 23, 2002 between Antonio Milici, MD, Ph.D. and GeneThera, Inc. (2)

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