Form 10-K
period 2010-12-31
GENETHERA INC
filed 2011-11-04
CIK 1017110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Yes [X] No [  ]

As of December 31, 2010, the registrant had 21,865,913 shares of its common stock ($.001 par value) outstanding.

The issuer’s revenue for its most recent fiscal year was $0.00

The aggregate market value of the issuer’s voting stock held by non-affiliates of the issuer as of December 31, 2010 was $218,659

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

We transferred our state of incorporation from Florida to Nevada in November 2007. Our Common Stock currently trades on the Pink Sheets OTC “Over-The-Counter” under the symbol GTHR.  Our executive offices are located at 7577 W. 103rd Ave. Suite 212 in Westminster, CO 80021 and our telephone number is 303-439-2085.

For the fiscal year 2010 and as of now, the Company had one subsidiary, GeneThera, Inc., a Colorado corporation.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for 2010.  For 2010 and 2009, our operating losses were $474,574 and $1,299,647 respectively.  Our current liabilities exceeded current assets by $2,605,320 and $2,157,855 as of December 31, 2010 and 2009, respectively.

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

There is a substantial doubt about GeneThera ability to continue as an on-going concern:

GeneThera has had negligible revenues since inception. Because of these circumstances, GeneThera will require additional working capital to develop business operations. There is no assurance that GeneThera will reach a level of revenues adequate to generate sufficient cash flow from operation or obtain additional financing necessary to support GeneThera’s operating expense requirements.

 If a Loss of Key Personnel Will Occur This Event Could Adversely Affect the Company:

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

PART II.

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

Year	Quarter	High	Low
2010	Fourth	$ 0.02	$ 0.003
	Third	0.02	0.004
	Second	0.02	0.01
	First	0.03	0.01
2009	Fourth	$ 0.05	$ 0.02
	Third	0.07	0.02
	Second	0.06	0.02
	First	0.10	0.02

* Source Yahoo Finance

There are no restrictions on the payment of dividends. There are approximately 579 record holders of common stock as of December 31, 2010.

DIVIDENDS

 On May 21, 2007, the Company issued a one-time dividend payment in the amount of $.0004 per share.

ITEM 6

SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Item 8. “Financial Statements.”

Balance Sheet Data

	2010	2009	2008	2007
Cash & Cash Equivalents	7	7	48	201
Total Assets	13,867	14,512	221,786	364,310
Total Liabilities	2,616,940	2,159,604	1,788,040	1,570,081
Stockholders’ Equity (Deficit)	(2,603,073)	(2,145,092)	(1,566,254)	(1,205,771)

Operating Data as of December 31

	2010	2009	2008	2007
Gross Profit	-	-	10,822	97,900
General & Administrative	(162,855)	(170,849)	(377,226)	(313,381)
Consulting expense	(25,550)	(617,542)	(722,515)	(236,757)
Payroll expense	(279,000)	(239,956)	(234,000)	(235,350)
Lab expense	(6,940)	(2,083)	(457)	(255)
Depreciation	(8,559)	(184,804)	(69,647)	(72,451)
Restitution expense	-	(6,536)	-	-
Loss on litigation	-	(51,964)	-	-
Fixed assets impairment	-	(25,000)	-	-
Dividend payment	-	-	-	(15,980)
Settlement expense	-	-	-	-
Other income (expense)	(627)	(904)	-	(100)

Net loss	(483,531)	(1,299,647)	(1,393,023)	(776,374)

Loss per share	-0.02	-0.10	-2.93	-0.02

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

* Regulatory environments in which we operate or plan to operate

* Trends affecting our financial condition or results of operations

* The impact of competition, the start-up of certain operations and acquisition opportunities.

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

We have not generated significant operating revenues and, as of December 31, 2010, we had incurred a cumulative net loss from inception of $19,454,208.  Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for 2010.  For 2010 and 2009, our operating losses were $483,531 and $1,299,647, respectively.  Our current liabilities exceeded current assets by $2,614,277 and $2,157,855 as of December 31, 2010 and 2009, respectively.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

For 2010, the Company has a net loss of $483,531 or net loss per share of $0.02, and $0 of revenue as compared with a net loss of $1,299,647, or $0.10 per share, and revenue of $0 for 2009.

General and Administrative Expenses:  General and administrative expenses decreased to $162,855 for 2010 compared to $170,849 for 2009.  This decline was due to a decrease in personnel.

Consulting Expenses:  Consulting expenses decreased to $25,550 for 2010 compared to $617,542 for 2009.  This decline was due to less consulting in 2010.

Depreciation and Amortization Expense:  Depreciation and amortization expenses increased to $8,559 for 2010 compared to $184,804 for 2009 primarily due to changes in the estimated useful lives of certain laboratory equipment during 2009, which accelerated the depreciation of certain fixed asset items.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $7 as of December 31, 2010 and a cash balance of $7 as of December 31, 2009.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

GeneThera, Inc.

Westminster, Colorado

We have audited the accompanying consolidated balance sheet of GeneThera, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and its subsidiary at December 31, 2010 and 2009 and results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 2, 2011

GENETHERA, INC. CONSOLIDATED BALANCE SHEETS

	December 31, 2010		December 31, 2009
ASSETS
Current assets
Cash	$ 7		$ 7
Accounts receivable	-		-
Prepaid expenses	2,656		1,742
Total current assets			1,749
Property and equipment			-
Office and laboratory equipment	729,078		729,078
Less: Accumulated depreciation	(724,874)		(716,315)
Total property and equipment	4,204		12,763
Other assets	7,000		-
TOTAL ASSETS	$ 13,867		$ 14,512

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 608,333		$ 483,707
Accounts payable-related party	31,513		10,570
Accrued expenses	1,292,975		1,013,348
Notes payable	10,800		4,000
Convertible notes payable	27,900		-
Loan from shareholder	645,419		647,979
Total liabilities	2,616,940		2,159,604
Stockholders' deficit:
Series A preferred stock	5	[1]	5	[2]
Series B preferred	6,320	[3]	6,320	[4]
Common stock	21,866	[5]	21,148	[6]
Additional paid-in capital	16,822,944		16,798,112
Accumulated deficit	(19,454,208)		(18,970,677)
Total stockholders' deficit	(2,603,073)		(2,145,092)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 13,867		$ 14,512

[1] Par value $0.001 per share, 20,000,000 shares authorized; 4,600 shares issued and outstanding as of Dec. 31, 2010 respectively

[2] Par value $0.001 per share, 20,000,000 shares authorized; 4,600 shares issued and outstanding as of Dec. 31, 2009 respectively.

[3] Par value $0.001 per share, 30,000,000 shares authorized; 6,320,000 shares issued and outstanding as of Dec. 31, 2010 respectively.

[4] Par value $0.001 per share, 30,000,000 shares authorized; 6,320,000 shares issued and outstanding as of Dec. 31, 2009 respectively.

[5] Par value $0.001 per share, 100,000,000 shares authorized; 21,865,913 shares issued and outstanding as of Dec. 31, 2010 respectively.

[6] Par value $0.001 per share, 100,000,000 shares authorized; 21,147,547 shares issued and outstanding as of Dec. 31, 2009 respectively.

See accompanying notes to consolidated financial statements.

GENETHERA, INC.  CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended Dec 31, 2010	Year Ended Dec 31,2009
Revenues
Sales	$ -	$ -
Research fees	-	-
Total revenues	-	-

Cost of sales	-	-

Gross profit	-	-

Expenses
Other compensation	-	-
Consulting	25,550	617,542
General and administrative expenses	162,855	170,849
Payroll expenses	279,000	239,965
Depreciation	8,559	184,804
Laboratory expenses	6,940	2,083
Restitution expense	-	6,536
Loss on litigation	-	51,964
Fixed assets impairment	-	25,000
Total operating expenses	482,904	1,298,743

Loss from operations	(482,904)	(1,298,743)

Other income (expenses)
Beneficial conversion expense	-	-
Interest expense	(627)	-
Gain on settlements	-	-
Loss on conversion of convertible notes payable	-	(904)
Other income (expenses), net	-	-
Total other income	(627)	(904)

Net loss	$ (483,531)	$ (1,299,647)

Loss per common share - Basic and diluted	$ (0.02)	$ (0.10)

Weighted average common shares outstanding -
Basic and diluted	22,380,127	13,238,070

See accompanying notes to consolidated financial statements.

GENETHERA, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2010 and 2009

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Deficit
Balance at December 31, 2008	4,600	5	7,320,000	7,320	2,265,817	2,266	16,095,185	-	(17,671,030)	(1,566,254)

Shares issued for consulting services	-	-	-	-	7,756,195	7,756	641,220	-	-	648,976

Shares issued for restitution	-	-	-	-	173,999	174	6,362	-	-	6,536

Shares issued to officers in lieu of salary	-	-	-	-	647,678	648	63,817	-	-	64,465

Issuance of common stock for cash	-	-	-	-	161,000	161	671	-	-	832

Shares issued for note conversion	-	-	-	-	142,858	143	(143)	-	-	-

Conversion of Series B preferred stock
to common stock	-	-	(1,000,000)	(1,000)	10,000,000	10,000	(9,000)	-	-	-

Net loss	-	-	-	-	-	-	-	-	(1,299,647)	(1,299,647)

Balance at December 31, 2009	4,600	$ 5	6,320,000	$ 6,320	21,147,547	$ 21,148	$ 16,798,112	$ -	$ (18,970,677)	$ (2,145,092)

Shares issued for consulting services	-	-	-	-	1,150,000	1,150	24,400	-	-	25,550

Shares cancelled	-	-	-	-	(431,634)	(432)	432	-	-	-

Net loss	-	-	-	-	-	-	-	-	(483,531)	(483,531)

Balance at December 31, 2010	4,600	$ 5	6,320,000	$ 6,320	21,865,913	$ 21,866	$ 16,822,944	$ -	$ (19,454,208)	$ (2,454,208)

See accompanying notes to consolidated financial statements.

GENETHERA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009
Cash flows from operating activities
Net loss	$ (483,531)	$ (1,299,647)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation	25,550	719,977
Impairment	-	25,000
Depreciation and amortization	8,559	209,804
Changes in operating assets and liabilities:
Accounts receivable	-	821
Prepaid expenses	(914)	(1,742)
Other assets	(7,000)	-
Accounts payable - related parties	20,943	10,570
Accounts payable and accrued expenses	404,253	369,994
Net cash provided by (used in) operating activities	(32,140)	9,777
Cash flows from investing activities
Cash paid for purchase of property and equipment	-	(1,650)
Net cash used in investing activities	-	(1,650)
Cash flows from financing activities
Proceeds from issuance of stock	34,700	832
Payment of loans from shareholder	(2,560)	(9,000)
Net cash provided by (used in) financing activities	32,140	(8,168)
Net decrease in cash	-	(41)
Cash at the beginning of the year	7	48
Cash at the end of the year	$ 7	$ 7

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash investing and financing transactions:
Conversion of Series B preferred stock to common stock	$ -	$ 10,000
Shares issued arising from note conversion	$ -	$ 143

See accompanying notes to consolidated financial statements.

GENETHERA, INC.

Notes to Consolidated Financial Statements

December 31, 2010

Note 1 – Organization, nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company”).

GeneThera, Inc., formerly Hand Brand Distribution, Inc., was incorporated in November 1995 in Florida.  On February 25, 2002, GeneThera, Inc. acquired 100% of GeneThera, Inc. (Colorado) for 16,611,900 common shares.  For accounting purposes, the acquisition has been treated as a reverse merger and as a recapitalization of GeneThera, Inc. (Colorado).

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiary. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed.  There were no revenues during the years ended December 31, 2010 and 2009.

Stock-Based Compensation

Stock-based compensation is accounted for under FASB ASC Topic No. 718 – Compensation – Stock Compensation. The guidance requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The guidance also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. The Company accounts for non-employee share-based awards in accordance with guidance related to equity instruments that are issued to other than employees for acquisition, or in conjunction with selling, goods or services

Income taxes

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

Basic and diluted net loss per common share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share, and are calculated on the basis of the weighted average number of common shares outstanding during the period.  Diluted net loss per share calculations includes the dilutive effect of common stock equivalents in years with net income.  Basic and diluted loss per share is the same due to the absence of common stock equivalents.

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

Note 2 – Going concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $19,454,208 and negative working capital of $2,614,277 as of December 31, 2010.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Property and equipment

Property and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Office equipment	$ 85,994	$ 85,994
Laboratory equipment	643,084	643,084
Total	729,078	729,078
Less: Accumulated depreciation	(724,874)	(716,315)

Property and equipment, net	$ 4,204	$ 12,763

Note 4 – Accrued expenses

The following is the breakdown of the Company’s accrued expenses as of December 31, 2010 and 2009:

	2010	2009
Accrued officer salaries	$ 1,277,641	$ 998,641
Accrued interest	15,334	14,707

Total accrued expenses	$ 1,292,975	$ 1,013,348

Note 5 – Related party transactions

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder amounting to $645,419 and $647,979 as of December 31, 2010 and 2009, respectively.  This outstanding loan to the Company is unsecured and non-interest bearing.

The Company has an outstanding loan payable to Setna Holding, LLC, a related party amounting to $31,513 and $10,570 as of December 31, 2010 and 2009, respectively. This outstanding loan to the Company is unsecured and non-interest bearing.

Note 6 – Shareholders’ equity

Common and preferred stock

The Company’s Articles of Incorporation, as amended on November 8, 2007, authorizes the issuance of up to 50,000 shares of common stock, par value $.0000 per share. On February 5, 2008, the Company increased its authorized share to 100,000,000 of common stock, par value $0.001 per share.  On August 23, 2011, the Company increased its authorized shares to 300,000,000, par value from $0.001 per share. Shares issued prior to August 23, 2011 have been retroactively restated to reflect the impact of the change in par value per share.

On August 23, 2010, the Company authorized 20,000,000 Series A preferred shares and 30,000,000 Series B preferred shares.  The par value per share for all classes of preferred stock was set at $0.001 per share.

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

For the year ended December 31, 2010

The Company issued 1,150,000 shares valued at $23,050 for consulting services.

Common stock cancelled

During 2010, the Company cancelled 431,634 shares of its common stock in relation to prior years’ issuances for common stock for services.

Stock conversions

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

Warrants

None were issued during 2010 or 2009 and none are outstanding.

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

On November 30, 2010, the Company signed a 38-month lease agreement commencing on December 1, 2010. The office space is located in Westminster, Colorado. The space is approximately 9,681 square feet intended specifically for a biotechnology company’s use. The base rent was free during the first and second months; $7,000 per month during the next 12 months;  $10,970 during the following 12 succeeding months; and $12,584 during the last 12 months, for a total guaranteed base rent of $366,648 during the 38-month lease term.  This lease expires on January 31, 2014 and required a security deposit of $7,000. At December 31, 2010, future minimum lease payment obligations were as follows:

Years ended December 31	Operating Leases
2011	$ 86,575
2012	127,670
2013	149,394
2014	12,584
Thereafter	-

Total minimum lease payments	$ 376,223

Total rent expense for the years ended December 31, 2010 and 2009 was $54,187 and $20,800, respectively.

Employment agreements

On January 8, 2007, the Company entered into an employment agreement with its chief executive officer and scientific officer for a five year term and providing for compensation of $12,000 per month.  On the same date, the Company also entered into an employment agreement with its chief administrative and financial officer for a five year term and providing for compensation of $11,250 per month.  Both employment contracts expire on January 7, 2012.

Legal contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements.

Note 8 – Income taxes

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carry forward at December 31, 2010 and 2009 of approximately $6,900,000 and $6,400,000, respectively, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2028.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income.

Note 9 – Subsequent events

The Company issued 1,800,000 shares valued at $29,000 for cash during 2011.

The Company issued 1,580,600 shares for conversion of promissory notes totaling $10,988 during 2011.

The Company received cash proceeds of $111,591 from financing activities during 2011.

ITEM 9

 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since March 15, 2006, our auditors were Jaspers + Hall, PC. The auditors’ PCAOB registration was revoked on October 22, 2008. Since November 9, 2008, our auditors were W.T. Uniack CPA’s & Co. Since 2009, our auditors are MaloneBailey, LLP.

ITEM 9A

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (The “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Consulting Chief Financial Officer, and Controller. We concluded that our internal controls are ineffective. We will be working on them to improve their effectiveness.

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

51

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

ITEM 11

 EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the fiscal year ended December 31, 2010, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2010.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal year ended December 31, 2010, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during fiscal year 2010, that served as our Chief Executive Officer or earned compensation in excess of $100,000 (the “Names Executive Officers”).  No other executive officer of the Company had a total annual salary and bonus for 2010 that exceeded $100,000.  Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the fiscal year ended December 31, 2010.  The following table summarizes compensation earned in each of the last three fiscal years by the named officers.

The following table also summarizes the annual and long-term compensation paid to Dr. Tony Milici, our chief executive officer.  Except for Dr. Milici, no other executive officer received annual remuneration in excess of $100,000 during 2009 or 2010. This summary compensation table shows certain compensation information for services rendered in all capacities during each of the last two completed fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Tony Milici	2008	$ 144,000							$ 144,000
Chief Executive Officer	2009	$144,000							$ 144,000
	2010	$144,000							$ 144,000

Tannya Irizarry	2008	$ 90,000		45,000					$ 135,000
Chief Financial Officer	2009	$ 90,000		45,000					$ 135,000
	2010	$ 90,000		45,000					$ 135,000

No other officer or director received in excess of $100,000 for the years ending December 31, 2010, December 31, 2009 and December 31, 2008.

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2010 by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each of the executive officers who were serving as executive officers at the end of the December 31, 2010 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.  The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2010, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 31, 2010, and exercisable or convertible within 60 days thereafter. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 7577 W. 103rd Ave. Ste 212, Westminster, CO 80021.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Five Percent Shareholders:
None.	-

Directors and Executive Officers:

Dr. Antonio Milici	-
Tannya L. Irizarry	-

All Directors and Executive Officers as a Group	-

(1)

This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated in the footnotes to this Table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this Table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 21,865,913 shares of common stock outstanding on December 31, 2010, adjusted as required by rules promulgated by the SEC.

SERIES B PREFERRED STOCK

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	%
Antonio Milici	0	0.00%	4,820,000	76%
Tannya L. Irizarry (3)	0	0.00%	1,500,000	24%
All Directors and Officers as a Group (2 persons)	0	0.00%	6,320,000	100%

(1)

This table is based upon information supplied by officers, directors, and principal shareholders and documents filed with the SEC.  Unless otherwise indicated and subject to community property laws, if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)

Applicable percentages are based on 21,865,913 shares of common stock outstanding and on 6,320,000 shares of Series B Preferred Stock outstanding on December 31, 2010, adjusted as required by rules promulgated by the SEC.  Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

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

SERIES B PREFERRED STOCK FINANCING

Common Stock Beneficially Owned (2)			Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	%
Antonio Milici (3)		0.0%	4,820,000	76.0
Tannya L. Irizarry (4)		0.0%	1,500,000	24.0
All Directors and Officers as a Group (2 persons)		0.0%	6,320,000	100.0

(1)

This table is based upon information supplied by officers, directors, and principal shareholders and documents filed with the SEC.  Unless otherwise indicated and subject to community property laws, if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)

Applicable percentages are based on 21,865,913 shares of common stock outstanding and on 6,320,000 shares of Series B Preferred Stock outstanding on December 31, 2010, adjusted as required by rules promulgated by the SEC.  Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

(3)

On December 31, 2010, Dr. Milici owns 4,820,000 shares of our Series B Preferred Stock.  Dr. Milici is our Chief Executive Officer and Chairman of the Board.  He owns no shares of our common stock.  Pursuant to our Certificate of Designation establishing the Series B Preferred Stock, each share of our currently issued and outstanding Series B Preferred Stock may be converted into ten fully paid and non-assessable shares of our common stock.  On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by twenty (20).  Therefore, Dr. Milici will have the power to vote 96,400,000 shares, effectively giving him absolute voting control of the Company.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the registrant’s Form 10-K was as follows:

2009    $35,000

2010    $15,000

AUDIT-RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

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