Form 10-Q
period 2009-09-30
GENETHERA INC
filed 2011-11-14
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

Commission File No. 000-27237

GENETHERA, INC.

(Exact name of small Business Issuer as specified in its Charter)

Nevada                                   65-0622463

(State or Other Jurisdiction of              (I.R.S. Employer

Incorporation or Organization)            Identification Number)

7577 W. 103rd Ave. Suite 212, Westminster, CO        80021

(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:   (303) 439-2085

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ]

No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,292,547 Shares of $.001 par value Common Stock outstanding as of September 30, 2009 and Series A 4,600 Shares, and Series B 632,000 shares of $.001 par value Preferred Stock outstanding as of September 30, 2009.

  PART 1 - FINANCIAL INFORMATION

Item 1

Financial Statements

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

UNAUDITED

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheet September 30, 2009

3

Consolidated Statements of Operations for

September 30, 2009 and 2008

4

Consolidated Statements of Changes in Stockholders’

Equity (Deficit) for the Period ended September 30, 2009

5

Consolidated Statements of Cash Flows for

September 30, 2009 and 2008

6

Notes to Consolidated Financial Statements

7

GeneThera, Inc. and Subsidiary - Consolidated Balance Sheets

Unaudited

GeneThera, Inc. and Subsidiary - Consolidated Statements of Operations

Unaudited

GeneThera, Inc. and Subsidiary - Consolidated Statement of Changes in Stockholders’ equity (Deficit)

Unaudited

GeneThera, Inc. and Subsidiary - Consolidated Statement of Cash Flows

Unaudited

GENETHERA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

NOTE 3

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (SFAS No. 123R).   This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

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

NOTE 4

PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following:

Depreciation expense for the three months ended September 30, 2009 and 2008 was $148,561 and $17,206 respectively. These fixed assets have been remanded to a holdings company since April 7, 2007.

NOTE 5           LOAN TO SHAREHOLDER

For the period ended September 30, 2009 and December 31, 2008, the Company had a balance in note payable of $4,000 and $0 respectively.

NOTE 6           COMMITMENTS AND CONTINGENCIES

During the last quarter a judgment was levied against the Company in the amount of $638,888. This has been accrued in the financial statements.

NOTE 7            STOCKHOLDERS’ EQUITY

Common Stock

In January 2009, the Company issued 180,445 shares valued at $404,213 to consulting services of operations and resulted in an immediate charge to operations.

In February 2009, the Company issued 173,666 shares valued at $65,385 to consulting services of operations and resulted in an immediate charge to operations.

In March 2009, the Company issued 376,599 shares valued at $32,134 to consulting services of operations and resulted in an immediate charge to operations.

In March 2009, the Company issued 642,858 shares valued at $64,286 to Office Salary of operations and resulted in an immediate charge to operations.

In April 2009, the Company issued 558,339 shares valued at $23,533 to consulting services of operations and resulted in an immediate charge of operations.

In April 2009, the Company issued 4,090 shares valued at $127.00 to Office Salary of operations and resulted in an immediate charge to operations.

In May 2009, the CEO of the Company converted 1M Preferred B Stock into 10,000,000 Common Stock in the amount of $700,000.

In May 2009, the Company issued 1,223,533 shares valued at $78,318 to consulting services of operations and resulted in an immediate charge to operations.

In June 2009, the Company issued 1,742,857 shares valued at $77,327 to consulting services of operations and resulted in an immediate charge to operations.

In July 2009, the Company issued 1,764,126 shares valued at $78,271 to consulting services of operations and resulted in an immediate charge to operations.

In August 2009, the Company issued 405,834 share valued at $18,006 to consulting services of operations and resulted in an immediate charge to operations.

In September 2009, the Company issued 954,235 share valued at $42,337 to consulting services of operations and resulted in an immediate charge to operations.

As of September 30, 2009, there were 20,292,547 shares of our common stock issued and outstanding.

Preferred Stock

As of September 30, 2009, there were 4,600 shares of our Series A, Convertible Preferred Stock (Series A) issued and outstanding, and 6,320,000 shares of our Series B, Convertible Preferred Stock (Series B) were issued and outstanding.

Reverse Stock Split

As of July 9, 2008, the Company did a reverse stock split of one-for-five thousand (1:5,000) reverse split of their common stock.  After the reverse split, the Company has 12,595 shares outstanding.  All Per Share amounts in the accompanying financial statements have been adjusted for the reverse split.

Converted Stock

As of July 11, 2008, the Company converted 20,000 Preferred B Stock to 200,000 Common Stock.

As of September 26, 2008, the Company converted 10,000 Preferred B Stock to 100,000 Common Stock.

As of October 20, 2008, the Company converted 150,000 Preferred B Stock to 1,500,000 shares of Common Stock.

As of May 12, 2009, the Company converted 1,000,000 Preferred B Stock to 10,000,000 shares of Common Stock.

NOTE 8

GOING CONCERN UNCERTAINTIES

These financial statements are presented assuming the Company will continue as a going concern.  For the periods ended September 30, 2009 and 2008, the Company showed operating losses of $1,237,630 and $3,487,707 respectively. The accompanying financial statements indicate that current liabilities exceed current assets by $1,494,699 for the nine months ended September 30, 2009.

These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure the Company’s viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures.

Item 2

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

* Our ability to execute our business strategy in a very competitive environment

* Our degree of financial leverage, risks associated with our acquiring and integrating companies into our own

* Risks relating to rapidly developing technology, regulatory considerations

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

RESULTS OF OPERATIONS

Gross profits for the nine-month period ended September 30, 2009 were $0 compared to $10,822 for the same period last year. Personnel (salaries) increased from $73,875 for the prior nine month period ending September 30, 2009 to $58,500 for the nine month period ending September 30, 2008.  Professional expenses (consulting and professional fees) comparing the nine month period ending September 30, 2009, to the nine month period ending September 30, 2008, decrease from $2,880,055 to $282,881 with the decrease attributable to stock issued for consulting and professional services received throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $7 as of September 30, 2009. Accounts receivable as of September 30, 2009 was $0. It is estimated that it will require outside capital for the remainder of fiscal year 2009 for the commercialization of GeneThera molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

Our longer-term working capital and capital requirements will depend upon numerous factors, including revenue and profit generation, pre-clinical studies and clinical trials, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, and collaborative arrangements.  Additional capital will be required in order to attain such goals.  Such additional funds may not become available on acceptable terms and we cannot give any assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Item 3

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

Since February 17, 2009, GeneThera no longer has a business relationship with The Goldsmith Group LLC due to manipulation of our market initiated by this independent contractor together with Steven Lockhart from Lockhart Capital Group. These two entities have continued to write negative connotations and comments against the Company through Investors Hub and other blogs in order to continue misrepresenting the Company. They were not involved in any product development for our Biotech Company.

Item 4

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

PART II - OTHER INFORMATION

Item 1

Legal Proceedings

On October 11, 2006, MAG Capital, a California Limited Liability Company (Mercator Momentum III, LP; Mercator Momentum Fund LP; Monarch Pointe Fund, Ltd; a British Virgin Islands Corporation), filed litigation against GeneThera, Inc., GTI Corporate Transfer Agents, LLC, a Colorado limited liability company, Antonio Milici, an individual, Tannya L. Irizarry, and Laura Bryan, individuals in the Superior Court State Complaint for breach of written contract. The Company retained legal counsel from Mark A. Shoemaker. In January 2008, MAG Capital dismissed the claims except the anticipatory breach of contract for which the Company’s legal counsel filed an appeal dated February 19, 2008. The Company lost the appeal. MAG Capital sold the debt to a London Company. MAG Capital was investigated by the Securities and Exchange Commission causing the hedge fund to close permanently.

On or about May 11, 2009, Goldsmith Group, LLC filed a Complaint of Breach of Contract against GeneThera, Inc. for traveling done by Alvin Goldsmith from Goldsmith Group for trips not authorized by the Company. The Company was seeking to retain legal counsel due to the complexity of it since Goldsmith combined personal issues and another company in the Complaint. Goldsmith also filed a claim of Unduly Enrichment against GeneThera. The Company was not unduly enriched by anything Goldsmith claimed he did. There was no breach of contract as Alvin Goldsmith from Goldsmith Group LLC did job abandonment on February 18, 2009. Messner & Reeves Law Firm was retained as our legal counsel. The judgment by default was vacated.

Item 2

Changes in Securities

None.

Item 3

Defaults upon Senior Securities

No defaults upon senior securities.

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of June 30, 2009.

Item 5

Other Information

None.

Item 6

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

31.2

Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

            32.1      Certification of the President and Chief Executive Officer

            32.2      Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Westminster, Colorado on this 11Th day of November, 2011.

GENETHERA, INC.By:  s/ Antonio Milici

Name:   Antonio MiliciTitle:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on November 11, 2011:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer
/s/ Tannya L IrizarryTannya L Irizarry	Chief Financial Officer (Interim)

EXHIBIT 31.1

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-Q for the fiscal quarter ended September 30, 2009 of GeneThera, Inc.;

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

Date:  November 11, 2011

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1.   I have reviewed this Form 10-Q for the quarterly year ended September 30, 2009 of GeneThera, Inc.;

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

b)  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure  controls and procedures as of the  end of the period covered by  this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and,

5.   The small business  issuer's  other  certifying  officer(s)  and I have disclosed, based on our most recent evaluation  of internal  control over financial reporting, to the small business issuer's auditors and the audit committee of the small business  issuer's board of directors (or persons performing the equivalent functions):

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

Date:  November 11, 2011

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 32.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350,

            AS ADOPTED PURSUANT TO SECTION 906

            OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended September 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:

Antonio Milici

Title:

Chief Executive Officer

Date:

November 11, 2011

Exhibit 32.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350,

            AS ADOPTED PURSUANT TO SECTION 906

            OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended September 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/ Tannya L Irizarry

Name:

Tannya L Irizarry

Title:

Chief Financial Officer (Interim)

Date:

November 11, 2011