Form 10-Q
period 2010-03-31
GENETHERA INC
filed 2011-11-18
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Smaller reporting company [ x ~~X~~ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ]

No [ x ~~X~~ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,865,913 Shares of $.001 par value Common Stock outstanding as of March 31, 2010 and Series A 4,600 Shares, and Series B 6,320,000 ~~632,000,000~~ shares of $.001 par value Preferred Stock outstanding as of March 31, 2010.

  PART 1 - FINANCIAL INFORMATION

Item 1 ~~.~~

  Financial Statements

GENETHERA, INC.

~~AND SUBSIDIARY~~

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheet s (Unaudited) ~~March 31, 2010~~

~~4-7~~ 3

Consolidated Statements of Operations for

March 31, 2010 and 2009 (Unaudited)

~~5~~ 4

~~Consolidated Statements of Changes in Stockholders’~~

~~Equity (Deficit) for the Period ended March 31, 2010~~

 ~~(Unaudited)~~

~~6~~

Consolidated Statements of Cash Flows for

March 31, 2010 and 2009 (Unaudited)

~~7~~ 5

Notes to Consolidated Financial Statements (Unaudited)

~~8~~ 6

GeneThera, Inc. - Consolidated Balance Sheets ~~aAnd Subsidiary~~

~~Consolidated Balance Sheets~~

Unaudited

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash	$ 7	$ 7
 ~~Accounts receivable~~	 ~~-~~ 	 ~~-~~
Prepaid expenses	1,742	1,742
Total current assets	1,749	1,749
Property and equipment
Office and laboratory equipment	729,078	729,078
Less: Accumulated depreciation	(718,455)	(716,315)
Total property and equipment	10,623	12,763
TOTAL ASSETS	$ 12,372	$ 14,512

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 514,207	$ 483,707
Accounts payable-related party	15,326	10,570
Accrued expenses	1,058,925	1,013,348
Notes payable	4,000	4,000
Loan from shareholder	647,979	647,979
Total liabilities	2,240,437	2,159,604
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 6,320,000 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	6,320	6,320
Common stock, par value $0.001 per share, 300,000,000
shares authorized, ~~21~~ 22 , ~~865~~ 265 ,913 and 21,147,547 shares issued and
outstanding as of March 31, 2010 and December 31, 2009, respectively	21,866	21,148
Additional paid-in capital	16,822,944	16,798,112
~~Deficit accumulated during the development stage~~ Accumulated deficit	(19,079,200)	(18,970,677)
Total stockholders' deficit	(2,228,065)	(2,145,092)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 12,372	$ 14,512

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. ~~and Subsidiary~~ - Consolidated Statements of Expenses

~~Consolidated Statements of ExpensesOperations~~

Unaudited

		Three Months Ended
		March 31,
		2010		2009
~~Revenues~~
 ~~Sales~~	 ~~$~~	 ~~-~~ 	 ~~$~~	 ~~-~~
 ~~Research fees~~		 ~~-~~ 		 ~~-~~
~~Total revenues~~		 ~~-~~ 		 ~~-~~

~~Cost of sales~~		 ~~-~~ 		 ~~-~~

~~Gross profit~~		 ~~-~~ 		 ~~-~~

Expenses
 ~~Other compensation~~		 ~~-~~ 		 ~~-~~
Consulting		$25,550		$136,990
General and administrative expenses		11,083		57,453
Payroll expenses		69,750		103,500
Depreciation		2,140		15,786
Laboratory expenses		-		185

Total ~~operating~~ expenses		108,523		313,914

~~Loss from operations~~		 ~~(108,523)~~		 ~~(313,914)~~

~~Other income (expenses)~~
 ~~Beneficial conversion expense~~		 ~~-~~ 		 ~~-~~
 ~~Interest expense~~		 ~~-~~ 		 ~~-~~
 ~~Gain on settlements~~		 ~~-~~ 		 ~~-~~
 ~~Other income (expenses), net~~		 ~~-~~ 		 ~~-~~
~~Total other income (expenses)~~		~~-~~		 ~~-~~

Net loss		$(108,523)		$(313,914)

Loss per common share - Basic and diluted		$(0.00)		$(0.12)

Weighted average common shares outstanding -
Basic and diluted		22,202,907		2,513,836

See accompanying notes to unaudited consolidated financial statements.

~~GeneThera, Inc. and Subsidiary~~

~~Consolidated Statement of Changes in Stockholders’ equity (Deficit)~~

~~Unaudited~~

 ~~Deficit~~
 ~~Accumulated~~
											 ~~Additional~~ 		 ~~During the~~ 		 ~~Total~~
	~~Series A Preferred Stock~~			~~Series B Preferred Stock~~			~~Common Stock~~				 ~~Paid-in~~ 		 ~~Development~~ 		 ~~Stockholders'~~
	 ~~Shares~~ 		 ~~Amount~~ 	 ~~Shares~~ 		 ~~Amount~~ 	 ~~Shares~~ 		 ~~Amount~~ 		 ~~Capital~~ 		 ~~Stage~~ 		 ~~Deficit~~

~~Balance at December 31, 2009~~	~~4,600~~	~~$~~	~~5~~	~~6,320,000~~	~~$~~	~~6,320~~	~~21,147,547~~	~~$~~	~~21,148~~	~~$~~	~~16,798,112~~	~~$~~	~~(18,970,677)~~	~~$~~	~~(2,145,092)~~

~~Shares issued for consulting services~~	~~-~~		~~-~~	~~-~~		~~-~~	~~1,150,000~~		~~1,150~~		~~24,400~~		~~-~~		~~25.550~~

~~Shares cancelled~~	~~-~~		~~-~~	~~-~~		~~-~~	~~(431,634)~~		~~(432)~~		~~432~~		~~-~~		~~-~~

~~Net loss~~	~~-~~		~~-~~	~~-~~		~~-~~	~~-~~		~~-~~		~~-~~		~~(108,523)~~		~~(108,523)~~

~~Balance at March 31, 2010~~	~~4,600~~	~~$~~	~~5~~	~~6,320,000~~	~~$~~	~~6,320~~	~~21,865,913~~	~~$~~	~~21,866~~	~~$~~	~~16,822,944~~	~~$~~	~~(19,079,200)~~	~~$~~	~~(2,228,065)~~

~~See accompanying notes to unaudited consolidated financial statements.~~

GeneThera, Inc. - Consolidated Statements of Cash Flows ~~and Subsidiary~~

~~Consolidated Statements of Cash Flows~~

Unaudited

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(108,523)	$(313,914)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation	25,550	190,740
Depreciation and amortization	2,140	15,786
Changes in operating assets and liabilities:
Accounts payable - related parties	4,756	-
Accounts payable and accrued expenses	76,077	107,393
Net cash provided by ~~(used in)~~ operating activities	-	5
Net increase in cash	-	5
Cash at the beginning of the period	7	48
Cash at the end of the period	$7	$53

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

GENETHERA, INC. ~~AND SUBSIDIARY~~

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

Note 1- Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Note 2- Going Concern

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of March 31, 2010. These conditions raise substantial doubt as to GeneThera ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

~~Note 3- Recently issued accounting pronouncements~~

~~We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.~~

  ~~Note 1 – Organization, nature of operations and summary of significant accounting policies~~

~~Organization and nature of operations~~

~~The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company”).~~

~~GeneThera, Inc., formerly Hand Brand Distribution, Inc., was incorporated in November 1995 in Florida.  On February 25, 2002, GeneThera, Inc. acquired 100% of GeneThera, Inc. (Colorado) for 16,611,900 common shares.  For accounting purposes, the acquisition has been treated as a reverse merger and as a recapitalization of GeneThera, Inc. (Colorado).~~

~~GeneThera is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.~~

~~Interim Financial Statements~~

~~In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations presented for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the year.  Interim financial data presented herein are unaudited.~~

~~Use of estimates~~

~~The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.~~

~~Principles of consolidation~~

~~The consolidated financial statements include the accounts of the Company and its controlled subsidiary. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.~~

~~Property and equipment, net~~

~~Property and equipment consists primarily of office and laboratory equipment and is stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years.~~

~~GENETHERA, INC. AND SUBSIDIARY~~

~~NOTES TO CONSOLIDATED FINANCIAL STATEMENTS~~

~~March 31, 2010~~

~~UNAUDITED~~

~~Impairment of long-lived assets~~

~~The Company reviews the recoverability of its long-lived assets to determine whether events or changes in circumstances occurred that indicate the carrying value of the asset may not be recoverable.  The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows of the related operations.  If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value.  The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.~~

~~Revenue recognition~~

~~Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed.  There were no revenues during the three months ended March 31, 2010 and 2009.~~

~~Stock-based compensation~~

~~Stock-based compensation is accounted for under FASB ASC Topic No. 718 –  Compensation – Stock Compensation . The guidance requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The guidance also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. The Company accounts for non-employee share-based awards in accordance with guidance related to equity instruments that are issued to other than employees for acquisition, or in conjunction with selling, goods or services.~~

~~Income taxes~~

~~Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740 -  Income Taxes . Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.~~

~~Basic and diluted net loss per common share~~

~~Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 –  Earnings per Share , and are calculated on the basis of the weighted average number of common shares outstanding during the period.  Diluted net loss per share calculations includes the dilutive effect of common stock equivalents in years with net income.  Basic and diluted loss per share is the same due to the absence of common stock equivalents.~~

~~Fair value of financial instruments~~

~~The carrying value of cash, accounts payable and accrued expenses approximates fair value due to the short term nature of these accounts.~~

~~GENETHERA, INC. AND SUBSIDIARY~~

~~NOTES TO CONSOLIDATED FINANCIAL STATEMENTS~~

~~March 31, 2010~~

~~UNAUDITED~~

~~Reclassifications~~

~~Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to the current presentation for comparative purposes.~~

~~Recently issued accounting pronouncements~~

~~The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations.~~

~~Note 2 – Going concern~~

~~As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $19,079,200 and negative working capital of $2,238,688 as of March 31, 2010.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.~~

~~Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.~~

~~Note 3 – Property and equipment~~

~~Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:~~

		~~March 31,2010~~		~~December 31, 2009~~
~~Office equipment~~	~~$~~	 ~~85,994~~ 	~~$~~	 ~~85,994~~
~~Laboratory equipment~~		 ~~643,084~~ 		 ~~643,084~~
~~Total~~		 ~~729,078~~ 		 ~~729,078~~
~~Less: Accumulated depreciation~~		 ~~(718,455)~~		 ~~(716,315)~~

~~Property and equipment, net~~	~~$~~ 	 ~~10,623~~	 ~~$~~	 ~~12,763~~

~~Note 4 – Related party transactions:~~

~~The Company has an outstanding loan payable to Antonio Milici, its President and shareholder amounting to $647,979 as of March 31, 2010 and December 31, 2009, respectively.  This outstanding loan to the Company is unsecured and non-interest bearing.~~

~~The Company has an outstanding loan payable to Setna Holding, LLC, a related party amounting to $15,326 and $10,570 as of March 31, 2010 and December 31, 2009, respectively. This outstanding loan to the Company is unsecured and non-interest bearing.~~

~~GENETHERA, INC. AND SUBSIDIARY~~

~~NOTES TO CONSOLIDATED FINANCIAL STATEMENTS~~

~~March 31, 2010~~

~~UNAUDITED~~

~~Note 5 – Shareholders’ equity:~~

~~Common and preferred stock~~

~~The Company’s Articles of Incorporation, as amended on November 8, 2007, authorizes the issuance of up to 50,000 shares of common stock, par value $.0000 per share. On February 5, 2008, the Company increased its authorized share to 100,000,000 of common stock, par value $.001 per share. On August 23, 2011, the Company increased its authorized shares to 300,000,000 of common stock, par value $.001 per share. Shares issued prior to August 23, 2011 have been retroactively restated to reflect the impact of the change in par value per share.~~

~~On August 23, 2011, the Company authorized 20,000,000 Series A preferred shares and 30,000,000 Series B preferred shares.  The par value per share for all classes of preferred stock was set at $0.001 per share.~~

~~Convertible preferred stock rights~~

~~Preferred Stock (‘Series A’) shall be convertible into Common Stock any time at the holder’s sole discretion in part or in whole by dividing the Purchase Price per Share by 110% of the Market Value on the Closing Date.  ‘Market Value’ on any given date shall be defined as the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 immediately preceding trading days.~~

~~Preferred Stock (“Series B”) shall be convertible into ten common shares at any time and holders are entitled to 20 common share votes per such preferred share.~~

~~Common stock issuances~~

~~During the first quarter of 2010, the Company issued 1,150,000 shares valued at $25,550 for consulting services.~~

~~Common stock cancelled~~

~~During the first quarter of 2010, the Company cancelled 431,634 shares of its common stock in relation to prior years’ issuances for common stock for services.~~

~~2004 Equity Incentive Plan~~

~~The Company’s 2004 Senior Executive Officer Option Plan provides for the grant of equity incentives to senior employees of the Company.  A maximum of 3,000,000 common shares are available for issuance under the 2004 Plan.~~

~~Warrants~~

~~None were issued during 2010 and none are outstanding.~~

~~Note 6 – Commitments and contingencies~~

~~Operating leases~~

~~During 2008 and early 2009, the Company leased its office space which have initial terms on a month-to-month basis.  The Company sub-leased 700 square foot office space to GTI Corporate Transfer Agents, LLC located on the 3924 unit of this lease space reflected as 3930 Youngfield Street, Suite #2, Wheat Ridge, CO 80033.  The rent on this lease was either settled in cash or through issuance of the Company’s common stock.~~

~~GENETHERA, INC. AND SUBSIDIARY~~

~~NOTES TO CONSOLIDATED FINANCIAL STATEMENTS~~

~~March 31, 2010~~

~~UNAUDITED~~

~~Starting on March 1, 2009, the Company signed a five-year lease for office space in Colorado. The approximate square footage is 1,908. The base rent for this office space was approximately $24,000 during the first year. The lease expiration was February 28, 2014.   The Company vacated the premises in May 2010.~~

~~In May 2010, the Company entered into a five-year lease agreement commencing on April 1, 2010 covering an area of approximately 7,660 square feet intended for research and office space located at 331 South 104th Street, Louisville, Colorado. The base rent for this space was approximately $38,300 during the first year, and was set to expire on March 31, 2015.  The lease was terminated by agreement on September 6, 2010.~~

~~On November 30, 2010, the Company signed a 38-month lease agreement commencing on December 1, 2010. The office space is located in Westminster, Colorado. The space is approximately 9,681 square feet intended specifically for a biotechnology company’s use. The base rent was free during the first and second months; $7,000 per month during the next 12 months;  $10,970 during the following 12 succeeding months; and $12,584 during the last 12 months, for a total guaranteed base rent of $366,648 during the 38-month lease term.  This lease expires on January 31, 2014 and required a security deposit of $7,000.~~

~~Employment agreements~~

~~On January 8, 2007, the Company entered into an employment agreement with its chief executive officer and scientific officer for a five year term and providing for compensation of $12,000 per month.  On the same date, the Company also entered into an employment agreement with its chief administrative and financial officer for a five year term and providing for compensation of $11,250 per month.  Both employment contracts contract expire on January 7, 2012.~~

~~Legal contingencies~~

~~The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements.~~

~~Note 74 – Subsequent events~~

~~The Company issued 1,800,000 shares valued at $29,000 for cash during 2011.~~

~~The Company issued 1,580,600 shares for conversion of promissory notes totaling $10,988 during 2011.~~

~~The Company received cash proceeds of $111,591 from financing activities during 2011.~~

Item 2 ~~.~~

  Management's Discussion and Analysis and Results of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-Q, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-

looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, would, could, plan, goal, potential, expect, anticipate, estimate, believe, intend, project, and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* Our financing plans,

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

* Our ability to execute our business strategy in a very competitive environment,

* Our degree of financial leverage, risks associated with our acquiring and integrating companies into our own,

* Risks relating to rapidly developing technology, regulatory considerations;

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended March 31, 2010 were $0 compared to $10,822 for the same period last year. Personnel (salaries) ~~increased~~  decreased from $ ~~73,875~~ 103,500 for the prior three month period ending March 31, ~~2010~~  2009 to $ ~~58,500~~ 69,750 for the three month period ending March 31, 2009.  Professional expenses (consulting and professional fees) comparing the three month period ending March 31, 2010, to the three month period ending March 31, 2009, decrease d from $ ~~282,881~~ 136,990 to $ ~~2,880,055~~ 25,550 with the decrease attributable to stock issued for consulting and professional services received throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $7 as of March 31, 2010. Accounts receivable as of March 31, 2010 was $0. It is estimated that it will require outside capital for the remainder of fiscal year ~~2009~~  2010 for the commercialization of GeneThera molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.

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

Item 3 ~~.~~

  ~~GENETHERA PLAN OF OPERATION~~ GeneThera Plan of Operation

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

Item 4

~~.~~

~~CONTROLS AND PROCEDURES .~~ Controls and Procedures

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

Item 1 ~~.~~

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

Item 2

~~.~~      Changes in Securities

None.

Item 3 ~~.~~

     Defaults upon Senior Securities

No defaults upon senior securities.

Item 4

~~.~~      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders as of June 30, 2009.

Item 5 ~~.~~

     Other Information

None.

Item 6 ~~.~~

    Exhibits and Reports on Form 10-Q

(A)       Financial Statements

Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-Q.

(B)       Exhibits

~~Exhibits~~

31.1   Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

31.2   Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002

     ~~99~~ 32 .1  Certification of the President and Chief Executive

     Office r

~~r~~

     ~~99~~ 32 .2  Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Westminster, Colorado on this 15Th day of November, 2011.

GENETHERA, INC.

By:  s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on November 15, 2011:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)

EXHIBIT 31.1

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-Q for the fiscal quarter ended March 31, 2010 of GeneThera, Inc.;

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

Date:  November 15, 2011

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

                     CERTIFICATION PURSUANT TO SECTION 302

                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1.   I have reviewed this Form 10-Q for the quarterly year ended March 31, 2010 of GeneThera, Inc.;

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

Date:  November 15, 2011

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 32.1

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended March 31, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:

Antonio Milici

Title:

Chief Executive Officer

Date:

November 15, 2011

Exhibit 32.2

            CERTIFICATION OF CHIEF FINANCIAL OFFICER

               PURSUANT TO 18 U.S.C. SECTION 1350,

               AS ADOPTED PURSUANT TO SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended March 31, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/ Tannya L Irizarry

Name:

Tannya L Irizarry

Title:

Chief Financial Officer (Interim)

Date:

November 15, 2011