Form 10-Q/A
period 2010-03-31
GENETHERA INC
filed 2011-11-21
CIK 1017110

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

Yes [ ]

No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,865,913 Shares of $.001 par value Common Stock outstanding as of March 31, 2010 and Series A 4,600 Shares, and Series B 6,320,000 shares of $.001 par value Preferred Stock outstanding as of March 31, 2010.

  PART 1 - FINANCIAL INFORMATION

Item 1

Financial Statements

GENETHERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

UNAUDITED

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheets (Unaudited)

3

Consolidated Statements of Operations for

March 31, 2010 and 2009(Unaudited)

4

Consolidated Statements of Cash Flows for

March 31, 2010 and 2009 (Unaudited)

5

Notes to Consolidated Financial Statements (Unaudited)

6

GeneThera, Inc. - Consolidated Balance Sheets

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
shares authorized, 22,265,913 and 21,147,547 shares issued and
outstanding as of March 31, 2010 and December 31, 2009, respectively	21,866	21,148
Additional paid-in capital	16,822,944	16,798,112
Accumulated deficit	(19,079,200)	(18,970,677)
Total stockholders' deficit	(2,228,065)	(2,145,092)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 12,372	$ 14,512

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Expenses

Unaudited

	Three Months Ended
	March 31,
	2010	2009
Expenses
Consulting	$25,550	$136,990
General and administrative expenses	11,083	57,453
Payroll expenses	69,750	103,500
Depreciation	2,140	15,786
Laboratory expenses	-	185

Total expenses	108,523	313,914

Net loss	$(108,523)	$(313,914)

Loss per common share - Basic and diluted	$(0.00)	$(0.12)

Weighted average common shares outstanding -
Basic and diluted	22,202,907	2,513,836

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(108,523)	$(313,914)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation	25,550	190,740
Depreciation and amortization	2,140	15,786
Changes in operating assets and liabilities:
Accounts payable - related parties	4,756	-
Accounts payable and accrued expenses	76,077	107,393
Net cash provided by operating activities	-	5
Net increase in cash	-	5
Cash at the beginning of the period	7	48
Cash at the end of the period	$7	$53

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended March 31, 2010 were $0 compared to $10,822 for the same period last year. Personnel (salaries) decreased from $103,500 for the prior three month period ending March 31, 2009 to $69,750 for the three month period ending March 31, 2009.  Professional expenses (consulting and professional fees) comparing the three month period ending March 31, 2010, to the three month period ending March 31, 2009, decreased from $136,990 to $25,550 with the decrease attributable to stock issued for consulting and professional services received throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $7 as of March 31, 2010. Accounts receivable as of March 31, 2010 was $0. It is estimated that it will require outside capital for the remainder of fiscal year 2010 for the commercialization of GeneThera molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

By:       /s/Antonio Milici

----------------------------------

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

------------------------------------

Name:  Tannya L Irizarry

Title:

Chief Financial Officer (Interim)

Date:    November 15, 2011