Form 10-Q
period 2010-09-30
GENETHERA INC
filed 2011-11-21
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

Yes [ ]

No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,865,913 Shares of $.001 par value Common Stock outstanding as of September 30, 2010 and Series A 4,600 Shares, and Series B 6,320,000 shares of $.001 par value Preferred Stock outstanding as of September 30, 2010.

  PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

UNAUDITED

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheets (Unaudited)

3

Consolidated Statements of Operations for

September 30, 2010 and 2009 (Unaudited)

4

Consolidated Statements of Cash Flows for

September 30, 2010 and 2009 (Unaudited)

5

Notes to Consolidated Financial Statements (Unaudited)

6

GeneThera, Inc.

Consolidated Balance Sheets

Unaudited

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash	$ 16	$ 7
Prepaid expenses	4,892	1,742
Total current assets	4,908	1,749
Property and equipment
Office and laboratory equipment	729,078	729,078
Less: Accumulated depreciation	(722,734)	(716,315)
Total property and equipment	6,344	12,763
TOTAL ASSETS	$ 11,252	$ 14,512

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 537,008	$ 483,707
Accounts payable-related party	19,151	10,570
Accrued expenses	1,222,826	1,013,348
Notes payable	10,800	4,000
Loan from shareholder	647,979	647,979
Total liabilities	2,437,764	2,159,604
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 6,320,000 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	6,320	6,320
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 21,865,913 and 21,147,547 shares issued and
outstanding as of September 30, 2010 and December 31, 2009, respectively	21,866	21,148
Additional paid-in capital	16,822,944	16,798,112
Accumulated deficit	(19,277,647)	(18,970,677)
Total stockholders' deficit	(2,426,512)	(2,145,092)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 11,252	$ 14,512

See accompanying notes to unaudited consolidated financial statements.

GENETHERA, INC.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expenses
Consulting	$-	$282,881	$25,550	$575,642
General and administrative expenses	36,513	36,534	65,498	155,672
Payroll expenses	69,750	73,875	209,250	239,965
Depreciation	2,139	148,561	6,419	179,939
Laboratory expenses	25	1,598	25	2,083
Restitution expense	-	6,461	-	6,461
Loss on litigation	-	51,964	-	51,964
Fixed assets impairment	-	25,000	-	25,000

Total operating expenses	108,427	626,874	306,742	1,236,726

Loss from operations	(108,427)	(626,874)	(306,742)	(1,236,726)

Other expenses
Interest expense	(228)	-	(228)	-
Loss on conversion of convertible notes payable	-	(904)	-	(904)
Total other expenses	(228)	(904)	(228)	(904)

Net loss	$(108,655)	$(627,778)	$(306,970)	$(1,237,630)

Loss per common share - Basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.12)

Weighted average common shares outstanding -
Basic and diluted	$23,180,980	$18,894,221	$22,553,466	$10,726,301

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(306,970)	$(1,237,630)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation	25,550	678,002
Depreciation and amortization	6,419	204,939
Changes in operating assets and liabilities:
Accounts receivable	-	821
Prepaid expenses	(3,150)	(1,742)
Accounts payable - related parties	8,581	8,472
Accounts payable and accrued expenses	262,779	356,915
Net provided by (used in) operating activities	(6,791)	9,777
Cash flows from investing activities
Cash paid for purchase of property and equipment	-	(1,650)
Net cash used in investing activities	-	(1,650)
Cash flows from financing activities
Proceeds from issuance of stock	-	832
Proceeds from notes payable	6,800	-
Payment of loans from shareholder	-	(9,000)
Net cash provided by (used in) financing activities	6,800	(8,168)
Net increase (decrease) in cash	9	(41)
Cash at the beginning of the period	7	48
Cash at the end of the period	$16	$7

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

GENETHERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Note 2- Going Concern

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of September 30, 2010. These conditions raise substantial doubt as to GeneThera ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

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

RESULTS OF OPERATIONS

No revenues were generated during the quarter ended September 30, 2010 or in the prior comparative quarter. General and administrative expenses (including consulting and professional fees) comparing the nine month period ending September 30, 2009, to the nine month period ending September 30, 2010, decrease from $731,314 to $91,048 with the decrease attributable to stock issued for consulting and professional services received throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $16 as of September 30, 2010. Accounts receivable as of September 30, 2010 was $0. It is estimated that it will require outside capital for the remainder of fiscal year 2010 for the commercialization of GeneThera molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-Q for the fiscal quarter ended September 30, 2010 of GeneThera, Inc.;

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

Date:  November 15, 2011

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1.   I have reviewed this Form 10-Q for the quarterly year ended September 30, 2010 of GeneThera, Inc.;

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

Tannya L. Irizarry

Chief Financial Officer (Interim)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended September 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:

Antonio Milici

Title:

Chief Executive Officer

Date:

November 15, 2011

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended September 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/ Tannya L Irizarry

Name:

Tannya L Irizarry

Title:

Chief Financial Officer (Interim)

Date:

November 15, 2011