Form 10-Q
period 2011-03-31
GENETHERA INC
filed 2011-11-21
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

Yes [ ]

No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,666,513 Shares of $.001 par value Common Stock outstanding as of March 31, 2011 and Series A 4,600 Shares, and Series B 6,320,000 shares of $.001 par value Preferred Stock outstanding as of March 31, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENETHERA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

UNAUDITED

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheet March 31, 2011

3

Consolidated Statements of Operations for

March 31, 2011 and 2010

4

Consolidated Statements of Cash Flows for

March 31, 2011 and 2010

5

Notes to Consolidated Financial Statements

6

GeneThera, Inc. - Consolidated Balance Sheets - Unaudited

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$151	$7
Prepaid expenses	8,119	2,656
Total current assets	8,270	2,663
Property and equipment
Office and laboratory equipment	729,078	729,078
Less: Accumulated depreciation	(725,536)	(724,874)
Total property and equipment	3,542	4,204
Other assets	7,000	7,000
TOTAL ASSETS	$18,812	$13,867

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	638,456	608,333
Accounts payable-related party	18,317	31,513
Accrued expenses	1,364,302	1,292,975
Notes payable	10,800	10,800
Convertible notes payable	73,148	27,900
Loan from shareholder	645,419	645,419
Total liabilities	2,750,442	2,616,940
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 6,320,000 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	6,320	6,320
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 22,666,513 and 21,865,913 shares issued and
outstanding as of March 31, 2011, and December 31, 2010, respectively	22,667	21,866
Additional paid-in capital	16,838,778	16,822,944
Deficit accumulated during the development stage	(19,599,400)	(19,454,208)
Total stockholders' deficit	(2,731,630)	(2,603,073)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$18,812	$13,867

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Operations - Unaudited

For the three months ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
Revenues
Sales	$-	$-
Research fees	-	-
Total revenues	-	-

Cost of sales	-	-

Gross profit	-	-

Expenses
Other compensation	2,400	-
Consulting	-	25,550
General and administrative expenses	70,789	11,083
Payroll expenses	69,750	69,750
Depreciation	662	2,140
Laboratory expenses	-	-

Total operating expenses	142,477	108,523

Loss from operations	(142,477)	(108,523)

Other income (expenses)
Beneficial conversion expense	-	-
Interest expense	(1,591)	-
Gain on settlements	-	-

Total other income (expenses)	(2,715)	-

Net loss	$(145,192)	$(108,523)

Loss per common share - Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	22,275,227	22,202,907

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$ (145,192)	$ (108,523)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	-	25,550
Depreciation and amortization	662	2,140
Shares issued for services	2,400	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,463)	-
Accounts payable - related parties	(13,196)	4,756
Accounts payable and accrued expenses	157,123	76,077
Net cash used in operating activities	(3,666)	-
Cash flows from financing activities
Proceeds from issuance of stock	3,810	-

Net cash provided by financing activities	3,810	-
Net increase in cash	144	-
Cash at the beginning of the period	7	7
Cash at the end of the period	$ 151	$ 7

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash investing and financing transactions: Conversion of related party debt to common stock	55,673
Conversion of convertible notes payable to common stock	10,425	$ -

See accompanying notes to unaudited consolidated financial statements.

GENETHERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Note 3 – Shareholders’ equity

On August 23, 2011, the Company increased its authorized shares to 300,000,000 of common stock, par value $.001 per share. Shares issued prior to August 23, 2011 have been retroactively restated to reflect the impact of the change in par value per share.

During the first quarter of 2011, the Company issued

- 350,000 shares valued at $28,810 for cash.

- 250,600 shares for conversion of promissory notes totaling $10,425

- 200,000 shares valued at $2,400 for services.

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

RESULTS OF OPERATIONS

Gross profits for the three-month period ended March 31, 2011 were $0 compared to $0 for the same period last year. Personnel (salaries) stayed the same from $69,750 for the prior three month period ending March 31, 2011 to $69,750 for the three month period ending March 31,

2010.  Professional expenses (consulting fees) comparing the three month period ending March 31, 2011, to the three month period ending March 31, 2010, decrease from $0 to $25,550 with the decrease attributable to stock issued for consulting and professional services received throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $151 as of March 31, 2011. Accounts receivable as of March 31, 2011 was $0. It is estimated that it will require outside capital for the remainder of fiscal year 2011 for the commercialization of GeneThera molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

The recent signing of our agreement with STC.UNM (the technology development arm of The University of New Mexico) for the genetic vaccine they have developed and patented for E.coli 0157:h7 has thrust GeneThera into the global spotlight. The vaccine acts on a genetic level to inhibit the growth and shedding of the deadly E.coli 0157:h7 bacteria from cattle. The vaccine has already passed initial animal trials and is now set to enter the clinical trial phase. We are currently seeking partnerships for the completion of the clinical trials and subsequent taking of the finished vaccine to market. Due to the specific genetic makeup of the vaccine, we expect the clinical trials to be completed within 9-12 months from start. This is 3 to 5 times faster than a standard vaccine might take. As of the beginning of 2011, GeneThera decided not to further pursue the development of the E.coli vaccine.

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

32.1

Certification of the President and Chief Executive Officer

32.2

Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Westminster, Colorado on this 18th day of November, 2011.

GENETHERA, INC.

By:  s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on November 18, 2011:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-Q for the fiscal quarter ended March 31, 2011 of GeneThera, Inc.;

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

Date:  November 18, 2011

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1.   I have reviewed this Form 10-Q for the quarterly year ended March 31, 2011 of GeneThera, Inc.;

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

Date:  November 18, 2011

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended March 31, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:

Antonio Milici

Title:

Chief Executive Officer

Date:

November 18, 2011

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended March 31, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/ Tannya L Irizarry

Name:

Tannya L Irizarry

Title:

Chief Financial Officer (Interim)

Date:

November 18, 2011