Form 10-Q
period 2011-09-30
GENETHERA INC
filed 2011-11-21
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Yes [ ]

No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,485,596 Shares of $.001 par value Common Stock outstanding as of September 30, 2011 and Series A 4,600 Shares, and Series B 15,410,000 shares of $.001 par value Preferred Stock outstanding as of September 30, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheet (Unaudited)

3

Consolidated Statements of Operations for

September 30, 2011 and 2010 (Unaudited)

4

Consolidated Statements of Cash Flows for

September 30, 2011 and 2010 (Unaudited)

5

Notes to Consolidated Financial Statements (Unaudited)

6

GeneThera, Inc. - Consolidated Balance Sheets - (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$ 113	$ 7
Accounts receivable-related party	25,928	-
Prepaid expenses	3,567	2,656
Total current assets	29,608	2,663
Property and equipment
Office and laboratory equipment	734,869	729,078
Less: Accumulated depreciation	(726,860)	(724,874)
Total property and equipment	8,009	4,204
Other assets	7,000	7,000
TOTAL ASSETS	$ 44,617	$ 13,867
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 653,343	$ 608,333
Accounts payable-related party	-	31,513
Accrued expenses	1,373,261	1,292,975
Notes payable	10,800	10,800
Convertible notes payable	197,080	27,900
Loan from shareholder	645,419	645,419
Total liabilities	2,879,903	2,616,940
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	15,410	6,320
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 49,485,596 and 21,865,913 shares issued and
outstanding as of September 30, 2011, and December 31, 2010, respectively	49,486	21,866
Additional paid-in capital	18,408,630	16,822,944
Deficit accumulated during the development stage	(21,308,817)	(19,454,208)
Total stockholders' deficit	(2,835,286)	(2,603,073)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 44,617	$ 13,867

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Operations - (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expenses
Consulting	26,451	-	26,451	25,550
General and administrative expenses	1,429,131	36,513	1,608,278	65,498
Payroll expenses	69,750	69,750	209,250	209,250
Depreciation	663	2,139	1,986	6,419
Laboratory expenses	456	25	3,094	25

Total operating expenses	1,526,451	108,427	1,849,059	306,742

Loss from operations	(1,526,451)	(108,427)	(1,849,059)	(306,742)

Other income (expenses)
Interest expense	(1,376)	(228)	(5,550)	(228)

Net loss	$ (1,527,827)	$ (108,655)	$ (1,854,609)	$ (306,970)

Loss per common share - Basic and diluted	$ (0.03)	$ (0.00)	$ (0.06)	$ (0.01)

Weighted average common shares outstanding -
Basic and diluted	45,087,295	23,180,980	30,658,684	22,553,466

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$ (1,854,609)	$ (306,970)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	471,750	25,550
Depreciation and amortization	1,986	6,419
Changes in operating assets and liabilities:
Prepaid expenses	(911)	(3,150)
Accounts payable - related parties	(31,513)	8,581
Accounts payable and accrued expenses	1,390,384	262,779
Net cash used in operating activities	(22,913)	(6,791)
Cash flows from investing activities
Cash paid for purchase of property and equipment	(5,791)	-
Net cash used in investing activities	(5,791)	-
Cash flows from financing activities
Proceeds from issuance of stock	28,810	-
Proceeds from (payments for) loans payable		6,800
Net cash provided by financing activities	28,810	6,800
Net increase in cash	106	9
Cash at the beginning of the period	7	7
Cash at the end of the period	$ 113	$ 16
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash investing and financing transactions:
Related party transactions	1,265,088
Shares cancelled	1,397
Conversion of convertible notes payable to common stock	$ 1,121,836	$ -

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

Note 2- Going Concern

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of September 30, 2011. These conditions raise substantial doubt as to GeneThera ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

Note 3- Shareholders’ equity

On August 23, 2011, the Company increased its authorized shares to 300,000,000 of common stock, par value $.001 per share. Shares issued prior to August 23, 2011 have been retroactively restated to reflect the impact of the change in par value per share.

During 2011, the Company issued 1,600,000 shares valued at $28,810 for cash.

During 2011, the Company issued 26,467,200 shares for conversion of promissory notes totaling $1,121,836.

During 2011, the Company issued 950,001 shares valued at $17,250 for services.

During 2011, the Company issued 9,090,000 Series B preferred shares to the CEO and CFO valued at $454,500.

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

RESULTS OF OPERATIONS

Gross profits for the nine-month period ended September 30, 2011 were $0 compared to $0 for the same period last year. Personnel (salaries) stayed the same from $69,750 for the prior three month period ending September 30, 2011 to $69,750 for the nine month period ending September 30, 2010.  Consulting expenses comparing the nine month period ending September 30, 2010, to the nine month period ending September 30, 2011, increase from $0 to $26,451 with the attributable to stock issued for consulting and professional services received throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $113 as of September 30, 2011. Accounts receivable as of September 30, 2011 was $25,928. It is estimated that it will require outside capital for the remainder of fiscal year 2011 for the commercialization of GeneThera molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

32.1

Certification of the President and Chief Executive Officer

32.2

Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Act of 1933 the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Westminster, Colorado on this 21st day of November, 2011.

GENETHERA, INC.

By:  s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933 this Registration Statement has been signed by the following persons in the capacities indicated on November 21, 2011:

Signature	Title(s)
/s/ Antonio Milici Antonio Milici	President, Chief Executive Officer
/s/ Tannya L Irizarry Tannya L Irizarry	Chief Financial Officer (Interim)

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-Q for the fiscal quarter ended September 30, 2011 of GeneThera, Inc.;

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

Date:  November 21, 2011

/s/ Antonio Milici

--------------------------

Antonio Milici

President/Director

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1.   I have reviewed this Form 10-Q for the quarterly year ended September 30, 2011 of GeneThera, Inc.;

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

Date:  November 21, 2011

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended September 30, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:

Antonio Milici

Title:

Chief Executive Officer

Date:

November 21, 2011

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended September 30, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/ Tannya L Irizarry

Name:

Tannya L Irizarry

Title:

Chief Financial Officer (Interim)

Date:

November 21, 2011