Form 10-Q
period 2011-06-30
GENETHERA INC
filed 2011-11-23
CIK 1017110

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

Commission File No. 000-27237

GENETHERA, INC.
(Exact name of small Business Issuer as specified in its Charter)

Nevada	65-0622463

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7577 W. 103rd Ave. Suite 212, Westminster, CO	80021
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	(303) 439-2085

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

Yes [ ]                                No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,446,513 Shares of $.001 par value Common Stock outstanding as of June 30, 2011 and Series A 4,600 Shares, and Series B 6,320,000 shares of $.001 par value Preferred Stock outstanding as of June 30, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.                            Financial Statements

GENETHERA, INC.
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
UNAUDITED

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheet and Parenthetical Table June 30, 2011	3-4

Consolidated Statements of Operations for June 30, 2011 and 2010	5

Consolidated Statements of Cash Flows for June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

GeneThera, Inc. - Consolidated Balance Sheets - Unaudited

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$68	$7
Accounts receivable-related party	7,299	-
Prepaid expenses	8,567	2,656

Total current assets	15,934	2,663

Property and equipment
Office and laboratory equipment	729,227	729,078
Less: Accumulated depreciation	(726,197)	(724,874)
Total property and equipment	3,030	4,204
Other assets	7,000	7,000

TOTAL ASSETS	$25,964	$13,867

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	629,180	608,333
Accounts payable-related party	-	31,513
Accrued expenses	1,436,635	1,292,975
Notes payable	10,800	10,800
Convertible notes payable	128,503	27,900
Loan from shareholder	645,419	645,419

Total liabilities	2,850,537	2,616,940

Stockholders' deficit:
Series A preferred stock	5	5
Series B preferred stock	6,320	6,320
Common stock	25,447	21,866
Additional paid-in capital	16,924,646	16,822,944
Deficit accumulated during the development stage	(19,780,991)	(19,454,208)

Total stockholders' deficit	(2,824,573)	(2,603,073)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$25,964	$13,687

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. – Balance Sheets – Parenthetical

	2011	2010
Balance Sheets - Parenthetical
Series A Preferred Stock, Par Value	$0.001	$0.001
Series A Preferred Stock, Shares Authorized	20,000,000	20,000,000
Series A Preferred Stock, Shares Issued and Outstanding	4,600	4,600
Series B Preferred Stock, Par Value	$0.001	$0.001
Series B Preferred Stock, Shares Authorized	30,000,000	30,000,000
Series B Preferred Stock, Shares Issued and Outstanding	6,320,000	6,320,000
Common Stock, Par Value	$0.001	$0.001
Common Stock, Shares Authorized	300,000,000	300,000,000
Common Stock, Shares Issued and Outstanding	25,446,513	21,865,913

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Operations - Unaudited

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Expenses
Other compensation	-	-	2,400	-
Consulting	-	-	-	25,550
General and administrative expenses	113,283	17,902	176,747	28,985
Payroll expenses	69,750	69,750	139,500	139,500
Depreciation	662	2,140	1,323	4,280
Settlement expense	-	-	-	-
Dividend payment	-	-	-	-
Laboratory expenses	2,638	-	2,638	-

Total operating expenses	186,663	89,792	322,609	198,315

Loss from operations	(186,663)	(89,792)	(322,609)	(198,315)
Other income (expenses)
Beneficial conversion expense	-	-	-	-
Interest expense	(2,583)	-	(4,174)	-
Gain on settlements	-	-	-	-
Other income (expenses), net	-	-	-	-

Total other income (expenses)	(2,583)	-	(4,174)	-

Net loss	(188,916)	(89,792)	(326,783)	(198,315)

Loss per common share - Basic and diluted	(0.01)	(0.00)	(0.01)	(0.01)

Weighted average common shares outstanding - Basic and diluted	24,362,847	22,265,763	23,324,804	22,234,509

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. – Consolidated Statements of Cash Flows - Unaudited

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities
Net loss	$(326,783)	$(198,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,400	25,550
Depreciation and amortization	1,323	4,280
Changes in operating assets and liabilities:
Prepaid expenses	(5,911)	(3,150)
Accounts payable - related parties	(31,513)	8,581
Accounts payable and accrued expenses	331,884	156,474

Net cash used in operating activities	(28,600)	(6,580)

Cash flows from investing activities
Cash paid for purchase of property and equipment	(149)	-

Net cash used in investing activities	(149)	-

Cash flows from financing activities
Proceeds from issuance of stock	28,810	-

Net cash provided by financing activities	28,810	6,800
Net increase in cash	61	220

Cash at the beginning of the period	7	7
Cash at the end of the period	$68	$227

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing transactions:
Proceeds from convertible notes payable	167,377
Conversion of convertible notes payable to common stock	$74,073	$-

[1]   Proceeds from convertible notes payable given to a related party to pay Company operating expenses, net of $7,299 not yet spent.

See accompanying notes to unaudited consolidated financial statements.

GENETHERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

During 2011, the Company issued 1,780,600 shares for conversion of promissory notes totaling $74,073.

During 2011, the Company issued 200,000 shares valued at $2,400 for services.

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

RESULTS OF OPERATIONS

Gross profits for the six-month period ended June 31, 2011 were $0 compared to $0 for the same period last year. Personnel (salaries) stayed the same from $69,750 for the prior three month period ending June 30, 2011 to $69,750 for the six month period ending June 30, 2010.  Professional expenses (consulting fees) comparing the six month period ending June 30, 2011, to the six month period ending June 30, 2010, stayed from $0 to $0 with the decrease attributable to stock issued for consulting and professional services received throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $68 as of June 30, 2011. Accounts receivable as of June 30, 2011 was $0. It is estimated that it will require outside capital for the remainder of fiscal year 2011 for the commercialization of GeneThera molecular assays as well as the development of their therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 10-Q

(A)	Financial Statements

Reference is made to the financial statements listed on the Index to Financial Statements in this Form 10-Q.

(B)	Exhibits

	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002
	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002
	32.1	Certification of the President and Chief Executive Officer
	32.2	Certification of the Chief Financial Officer
	101.ins	XBRL Instance
	101.xsd	XBRL Schema
	101.cal	XBRL Calculation
	101.def	XBRL Definition
	101.lab	XBRL Label
	101.pre	XBRL Presentation

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