Form 10-Q/A
period 2011-09-30
GENETHERA INC
filed 2012-04-11
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,710,596 Shares of $.001 par value Common Stock outstanding as of April 11, 2012 and Series A 4,600 Shares, and Series B 15,410,000 shares of $.001 par value Preferred Stock outstanding as of April 11, 2012.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 of the Registrant which was originally filed with the Securities and Exchange Commission on November 21, 2011 (the “Original Filing”) is being filed to amend and update certain disclosures contained in the Original Filing, including, to include the required disclosures on the cover page of this Form 10-Q regarding the Registrant’s compliance with the XBRL disclosure rules, to include proceeds from convertible notes payable in the statement of cash flows, to clarify the Registrant’s corporate history and plan of operations as filed in the Original Filing, to include more detailed line item disclosure under results of operations and liquidity and capital resources,  to correct the numbering of certain the item numbers of this Form 10-Q, to include information regarding Quantitative and Qualitative Disclosures about Market Risk, to update and correct the disclosures under Controls and Procedures, to include updated and corrected officer certifications to the Form 10-Q to include information  regarding a legal proceeding judgement that the Registrant is subject to, to update certain disclosures relating to the Registrant’s business model (as described below), to correct the number of outstanding shares as reported on the cover page of the filing, to make various other non-material changes and corrections to the Original Filing, and to furnish Exhibit 101 (i.e., the required XBRL (eXtensible Business Reporting Language)) to the Original Filing in accordance with Rule 405 of Regulation S-T.

Except for the amended disclosure contained herein, this Form 10-Q does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.  Additionally, except to update and correct the disclosures herein which relate to the date of the Original Filing, this amendment does not update any of the disclosures in the Original Filing with events which have occurred subsequent to the date of the Original Filing and investors are encouraged to review the Registrant’s most recent periodic and current report filings for information on the Registrant and its current operations.

  PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

GENETHERA, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

TABLE OF CONTENTS

Page No.

Consolidated Balance Sheet (Unaudited)	4-7

Consolidated Statements of Operations for
September 30, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for
September 30, 2011 and 2010 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

GeneThera, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS	(Restated)
Current assets
Cash	$113	$7
Accounts receivable-related party	25,928	-
Prepaid expenses	3,567	2,656
Total current assets	29,608	2,663
Property and equipment
Office and laboratory equipment	734,869	729,078
Less: Accumulated depreciation	(726,860)	(724,874)
Total property and equipment	8,009	4,204
Other assets	7,000	7,000
TOTAL ASSETS	$44,617	$13,867
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$653,343	$608,333
Accounts payable-related party	-	31,513
Accrued expenses	1,373,261	1,292,975
Notes payable	10,800	10,800
Convertible notes payable	197,080	27,900
Loan from shareholder	645,419	645,419
Total liabilities	2,879,903	2,616,940
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	15,410	6,320
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 25,485,596 and 21,865,913 shares issued and
outstanding as of September 30, 2011, and December 31, 2010, respectively	25,486	21,866
Additional paid-in capital	17,487,490	16,822,944
Deficit accumulated during the development stage	(20,363,677)	(19,454,208)
Total stockholders' deficit	(2,835,286)	(2,603,073)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$44,617	$13,867

See accompanying notes to unaudited consolidated financial statements.

GENETHERA, INC.
Consolidated Statements of Operations
For the three and nine months ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expenses	(Restated)		(Restated)
Consulting	26,451	-	26,451	25,550
General and administrative expenses	483,991	36,513	663,138	65,498
Payroll expenses	69,750	69,750	209,250	209,250
Depreciation	663	2,139	1,986	6,419
Laboratory expenses	456	25	3,094	25

Total operating expenses	581,311	108,427	903,919	306,742

Loss from operations	(581,311)	(108,427)	(903,919)	(306,742)

Other expenses
Interest expense	(1,376)	(228)	(5,550)	(228)

Net loss	$(582,687)	$(108,655)	$(909,469)	$(306,970)

Loss per common share - Basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	25,782,947	23,180,980	24,153,189	22,553,466

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities	(Restated)
Net loss	$(909,469)	$(306,970)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	471,750	25,550
Depreciation and amortization	1,986	6,419

Changes in operating assets and liabilities:
Prepaid expenses	(911)	(3,150)
Accounts payable - related parties	(31,513)	8,581
Accounts payable and accrued expenses	445,244	262,779
Net cash used in operating activities	(22,913)	(6,791)
Cash flows from investing activities
Cash paid for purchase of property and equipment	(5,791)	-
Net cash used in investing activities	(5,791)	-
Cash flows from financing activities
Proceeds from issuance of stock	28,810	-
Proceeds from (payments for) loans payable		6,800
Net cash provided by financing activities	28,810	6,800
Net increase in cash	106	9
Cash at the beginning of the period	7	7
Cash at the end of the period	$113	$16

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing transactions:
Proceeds from convertible notes payable given to a related party to pay Company operating expenses, net of $25,928 not yet spent	1,265,088
Shares cancelled	1,397
Conversion of convertible notes payable to common stock	$176,696	$-

See accompanying notes to unaudited consolidated financial statements.

GENETHERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Note 2- Going Concern

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of September 30, 2011. These conditions raise substantial doubt as to GeneThera’s ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera’s viability, through private or public equity offering, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

Note 3- Shareholders’ equity

On August 23, 2011, the Company increased its authorized shares to 300,000,000 shares of common stock, par value $.001 per share. Shares issued prior to August 23, 2011 have been retroactively restated to reflect the impact of the change in par value per share.

During 2011, the Company issued 1,600,000 shares valued at $28,810 for cash.

During 2011, the Company issued 2,467,200 shares for conversion of promissory notes totaling $102,636.

During 2011, the Company issued 950,001 shares valued at $17,250 for services.

During 2011, the Company issued 9,090,000 Series B preferred shares to the CEO and CFO as compensation valued at $454,500.

Note 4- Restatement

The Company identified an error relating to the issuance of 24 million shares to an investor in relation to convertible notes. Per agreement, the 24 million shares will not be released to the investor until $1 million in financing has been raised. As of September 30, 2011, the investor had not met this requirement; as such, the 24 million remains in escrow and should not be included in equity. The effect of the restatement is to decrease net loss by $945,140 for the three and nine months ended September 30, 2011.  Net loss per share decreased by $0.01 for the three months ended September 30, 2011 and decreased by $0.02 for the nine months ended September 30, 2011.

The following tables reflect the adjustment and restated amounts:

	September 30, 2011
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	$5		$5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	15,410		15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 25,485,596 and 21,865,913 shares issued and
outstanding as of September 30, 2011, and December 31, 2010, respectively	49,486	(24,000)	25,486
Additional paid-in capital	18,408,630	(921,140)	17,487,490
Deficit accumulated during the development stage	(21,308,817)	945,140	(20,363,677)
Total stockholders' deficit	(2,835,286)	-	(2,835,286)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$44,617	$-	$44,617

	For the Three Months Ended September 30, 2011
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations
Expenses
General and administrative expenses	$1,429,131	$(945,140)	$483,991

Total Expenses	(1,526,451)	945,140	(581,311)
Net Loss	$(1,527,827)	$945,140	$(582,687)
Net Loss Per Common Share- Basic and Diluted	(0.03)	-	(0.02)

	For the Nine Months Ended September 30, 2011
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations
Expenses
General and administrative expenses	$1,608,278	$(945,140)	$663,138
Total Expenses	(1,849,059)	945,140	(903,919)
Net Loss	$(1,854,609)	$945,140	$(909,469)
Net Loss Per Common Share- Basic and Diluted	(0.06)	-	(0.04)

	For the Nine Months Ended September 30, 2011
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net Loss for the period	$(1,854,609)	$(945,140)	$(909,469)
Accounts payable and accrued expenses	1,390,384	945,140	445,244
Net Cash Used in Operating Activities	$(22,913)	$945,140	$(22,913)

Item 2. Management's Discussion and Analysis and Results of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto that appear elsewhere herein.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-Q, including the Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements". These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, would, could, plan, goal, potential, expect, anticipate, estimate, believe, intend, project, and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* Our financing plans,
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
* Our ability to execute our business strategy in a very competitive environment,
* Our degree of financial leverage, risks associated with our acquiring and integrating companies into our own,
* Risks relating to rapidly developing technology, and regulatory considerations;
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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

We did not generate any revenues for the three or nine months ended September 30, 2011 and 2010.

We had total operating expenses of $581,311 for the three months ended September 30, 2011, compared to total operating expenses of $108,427 for the three months ended September 30, 2010, an increase of $472,884 from the prior period.  The main reason for the increase in expenses was a $447,478 increase in general and administrative expenses to $483,991 for the three months ended September 30, 2011, compared to $36,513 for the three months ended September 30, 2010, in connection with laboratory and administrative operations.

We had total interest expense of $1,376 for the three months ended September 30, 2011, compared to interest expense of $228 for the three months ended September 30, 2010, an increase in interest expense of $1,148 from the prior period.

We had a net loss of $582,687 for the three months ended September 30, 2011, compared to a net loss of $108,655 for the three months ended September 30, 2010.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

We did not generate any revenues for the nine months ended September 30, 2011 and 2010.

We had total operating expenses of $903,919 for the nine months ended September 30, 2011, compared to total expenses of $306,742 for the nine months ended September 30, 2010, an increase of $597,177 from the prior period.  The main reason for the increase in expenses was a $597,640 increase in general and administrative expenses to $663,138 for the nine months ended September 30, 2011, compared to $65,498 for the nine months ended September 30, 2010, in connection with laboratory and administrative operations.

We had total interest expense of $5,550 for the nine months ended September 30, 2011, compared to interest expense of $228 for the nine months ended September 30, 2010, an increase in interest expense of $5,332 from the prior period, which increase was in connection with the convertible debenture and promissory notes.

We had a net loss of $909,469 for the nine months ended September 30, 2011, compared to a net loss of $306,970 for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of September 30, 2011 of $44,617, which included total current assets of $29,608, including cash of $113, accounts receivable, related party of $25,928, and prepaid expenses of $3,567, and total long-term assets consisting of property and equipment, net of $8,009 and total other assets of $7,000.

We had total liabilities of $2,879,903 as of September 30, 2011, which included $653,343 of accounts payable, $1,373,261 of accrued expenses, $10,800 of notes payable, $197,080 of convertible notes payable and $645,419 of loan from shareholder.

We had negative working capital of $2,850,295 and a deficit accumulated during the development stage of $20,363,677.

We had net cash used in operating activities of $22,913 for the nine months ended September 30, 2011, which mainly included $909,469 of net loss offset by $471,750 of stock-based compensation and changes in operating assets and liabilities.

We had net cash used in in investing activities of $5,791 for the nine months ended September 30, 2011, which was solely due to cash paid for purchase of property and equipment.

We had $28,810 of net cash provided by financing activities for the nine months ended September 30, 2011, which was solely due to proceeds from sale of stock.

It is estimated that we will require outside capital for the remainder of fiscal year 2011 and 2012 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico.  Currently the Company is in discussions with one group to obtain financing through either debt and/or equity.  No definitive agreements have been signed.  There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency.  The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On August 31, 2011, a judgment was entered by the District Court of Boulder, CO against the Company in favor of The Park III, LLC in the amount of $77,000. Lab and office space was rented in May 2010. The Company defaulted on the monthly rent payment due to the failure of an investor to deliver pledged funding to the Company.

Item 1A. Risk Factors
Investors are encouraged to review the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on November 4, 2011 prior to making an investment in the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document
101.SCH*(#)	XBRL Schema Document
101.CAL*(#)	XBRL Calculation Linkbase Document
101.DEF*(#)	XBRL Definition Linkbase Document
101.LAB*(#)	XBRL Label Linkbase Document
101.PRE*(#)	XBRL Presentation Linkbase Document

*   Attached hereto.

(#) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENETHERA, INC.

By:  s/ Antonio Milici
Name:   Antonio Milici
Title:  President and Chief Executive Officer

April 11, 2012