Form 10-K
period 2011-12-31
GENETHERA INC
filed 2012-04-13
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM 01/01/2011 TO 12/31/2011

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
Common Stock, $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No  ☒

The issuer's revenues for the most recent fiscal year ended December 31, 2011 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $23,711.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 24,960,596 shares of common stock issued and outstanding as of April 12, 2012.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

Part I

Part II

Part III

PART I.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-K, including Business and Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements". These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, would, could, plan, goal, potential, expect, anticipate, estimate, believe, intend, project, and similar words and variations thereof. This report contains forward-looking statements that address, among other things,

* Our financing plans,
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

ITEM 1. BUSINESS

In November 2007, GeneThera, Inc. (“we”, “us”, the “Company” or “GeneThera”) reincorporated in the State of Nevada due to the fact that a third party had acquired the Company’s prior Florida Corporate Charter and the fact that the Company was unable to regain the control of such Corporate Charter. We had a special meeting of shareholders where it was unanimously resolved for GeneThera to transfer its Charter to the State of Nevada as soon as possible in order to recognize our new incorporation on our next SEC filing. The reinstatement was completed by January 2008.

Our common stock currently trades on the Pink Sheets OTC “Over-The-Counter” market under the symbol GTHR.  Our executive offices are located at 7577 W. 103rd Ave. Suite 212 in Westminster, CO 80021 and our telephone number is 303-439-2085.

For the fiscal year 2011 and as of now, the Company had one subsidiary, GeneThera, Inc., a Colorado corporation. In addition GeneThera holds a 50% ownership in Applied Genetics, a commercial diagnostics laboratory located in Monterrey, Mexico. On December 1, 2011, Dr. Antonio Milici, the Company’s Chief Executive Officer was appointed Interim President of Applied Genetics. Upon becoming President of the company, Dr. Milici has started a reorganization plan of the Applied Genetics operations. The goal of this reorganization plan is to initiate revenues generating operations beginning in the first quarter of 2012.

COMPANY PROFILE

GeneThera is a biotechnology company, dedicated to improving food safety by applying the latest molecular technologies to eradicate "cross over"(zoonotic) diseases such as Johne's disease, Mad Cow Disease, Chronic Wasting Disease, and E.coli. Diseases of terrestrial, avian and aquatic life animals influence a number of economic and global security issues; food for an increasing world population, access to international trade, species conservation and protection of those endangered, and economic growth in developing and re-organizing nations. Because many animal disease agents are zoonotic (transmissible between humans and animals, causing infection in both species), their management and prevention are crucial to improving public health on a global scale.  The Company focuses on developing molecular diagnostic tests, therapeutics, and vaccines in the belief that better technologies and methodology need to be implemented to help control emerging diseases in animals and in humans, and believes that, if not, these diseases in animals will likely continue to cause serious and growing problems in terms of economics, human health and biodiversity.

GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E. coli (predominantly cattle) and Johne's disease (predominantly dairy cattle and bison) diagnostics are in development. GeneThera is making a pivotal shift from a Research and Development organization into a product marketing and revenue generating entity.  The Company’s previous strategy that we had maintained from inception to July 2008 had been one of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that with recent announcements the Company is positioned to move from a developmental stage to a product oriented stage company.

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

The Company believes it will require significant additional funding in order to achieve its business plan.  Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $5,000,000 in additional funding.  There are no guarantees that the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can fully achieve the goals laid out in its business plan.

Johne’s Disease

GeneThera’s focus includes the diagnosis and treatment of Johne’s disease.

Johne’s disease is a worldwide problem of domestic animals primarily including dairy cattle, sheep and goats.  A significant public health concern is associated with Johne's disease (JD), which results from an infection with bacteria called Mycobacterium paratuberculosis. This organism grows very slowly, causes a gradually worsening disease condition, and is highly resistant to the infected animal's immune defenses. Therefore, infected animals harbor the organism for years before they test positive or develop disease signs.

Major Factors related to Johne's disease:

•	Worldwide Infection.
•	Reduction in milk production to 25%+.
•	High culling rate which increases costs.
•	JD affects trade and hinders exports.
•	Link between JD and Crohn’s disease.
•	Reduction in quality wool production in sheep.
•	Highest at risk animals are young calves or pre-born.
•	Bacterium can survive in contaminated soil for over 1 year.
•	Spread in herds can occur by fecal contamination, colostrum, milk, and transplacental.
•	Calves can become infected by suckling on “dirty” teats.
•	For every one “clinical stage” in a herd there are 15-20 silently infected plus additional 6-8 carriers.

Stages I: Silent, subclinical, non-detectable infection. Typically this stage occurs in all calves, heifers, and young stock less than two years of age and many adult animals exposed to small doses of disease-causing organisms. Infected animals at this early stage are rarely detected with currently available diagnostic tests, including fecal culture or serologic tests (ELISA). This stage progresses slowly over many months or years to stage
II.

Stage II: Subclinical infection. Typically this stage occurs in older heifers or adults. Animals at this stage appear healthy but are shedding adequate numbers of MAP organisms in their manure to be detected on fecal culture. Blood tests will detect some, but not all animals at this stage. Blood test (ELISA) positive animals should be confirmed positive by fecal culture.

Stage III: Clinical JD. Categorized as any animal with advanced infection the onset which is often associated with a period of stress such as recent calving. Cattle at this stage have intermittent, watery pea-soup manure. Animals lose weight and gradually drop in milk production but continue to have a good appetite. Some animals appear to recover but often relapse in the next stress period. Most of these animals are shedding billions of organisms and are positive on culture. Most are positive on serologic tests (ELISA & AGID). Clinical signs often last several weeks to months before the animals are sent to slaughter in a thin, emaciated condition.  In the final and terminal aspects of stage III of the fatal disease, animals become emaciated with fluid diarrhea and develop “bottle jaw”. The carcass may not pass meat inspection for human consumption in the later phases of stage III.

Crohn’s Disease

Crohn's disease (also known as Crohn-Leśniowski Disease, or "Charlotte Forditis" morbus Leśniowski-Crohn, granulomatous and regional enteritis) is an inflammatory disease of the intestines that may affect any part of the gastrointestinal tract from anus to mouth, causing a wide variety of symptoms. It primarily causes abdominal pain, diarrhea (which may be bloody), vomiting, or weight loss, but may also cause complications outside of the gastrointestinal tract such as skin rashes, arthritis and inflammation of the eye.

Crohn's disease is an autoimmune disease, in which the body's immune system attacks the gastrointestinal tract, causing inflammation; it is classified as a type of inflammatory bowel disease. There has been evidence of a genetic link to Crohn's disease, putting individuals with siblings afflicted with the disease at higher risk. It is understood to have a large environmental component as evidenced by the higher number of cases in western industrialized nations. Males and females are equally affected. Smokers are three times more likely to develop Crohn's disease than non-smokers. Crohn's disease affects between 400,000 and 600,000 people in North America. Prevalence estimates for Northern Europe have ranged from 27–48 per 100,000. Crohn's disease tends to present initially in the teens and twenties, with another peak incidence in the fifties to seventies, although the disease can occur at any age.

Similar to Johne’s disease in cattle, no known pharmaceutical or surgical cure for Crohn's disease currently exists for humans.  Furthermore, new discoveries of MAP have been found in human patients and we believe that individuals that are genetically predisposed could possibly be contracting the disease through digestion of Johne’s disease - infected milk.

BUSINESS MODEL

GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E. coli (predominantly cattle) and Johne's disease (predominantly dairy cattle and bison) diagnostics are in development. GeneThera is making a pivotal shift from a Research and Development organization into a product marketing and revenue generating entity.  The Company’s previous strategy that we had maintained from inception to July, 2008 had been one of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that with recent announcements the Company is positioned to move from a developmental stage to a product oriented stage company.

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

Each individual assay utilizes the proprietary Field Collection System (FCS) for the collection and transportation of blood samples to GeneThera laboratory.  This system consists of two (2) tubes. A 5 milliliter (ml) red cap tube containing 1ml anticoagulant solution and a 10 ml white cap tube. One (1) ml of blood is collected from the animal and added to the red cap tube.  Ten (10ml) of milk is collected into the white cap tube. The FCS allows GeneThera to maintain the integrity of each sample by the addition of specific reagents to test tubes contained in the system.  GeneThera FCS is designed to be an easy-to-use method of gathering blood samples from harvested or domesticated animals.  It ensures consistency of samples as well as increased assurance of each sample's integrity.

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

Our recent developments include the progress we are making in regards to our Johne's disease validation trials scheduled to begin in collaboration with the Universidad National Autonoma de Mexico, a prominent state university in Mexico City. Our joint venture with Nutricion Avanzada, created a new company Applied Genetics. Applied Genetics is the marketing arm of GeneThera for the Mexican marketing of our Johne's disease testing service and subsequent Vaccine, (which is currently under development), has been in contact with several major ranchers throughout Mexico, and the overwhelming response from the ranchers has been an outcry for help in detecting and eliminating Johne's disease which is running rampant in their herds. Government approval and recommendation is expected to occur quickly once the validation trials are complete. The validation trials should be complete within 3-4 months from start. We will be conducting paid testing on a limited basis during the validation trials.

We recently signed an agreement with STC.UNM (the technology development arm of The University of New Mexico) in connection with the genetic vaccine they developed and patented for E.coli 0157:h7. The vaccine acts on a genetic level to inhibit the growth and shedding of the deadly E.coli 0157:h7 bacteria from cattle. The vaccine has already passed initial animal trials and is now set to enter the clinical trial phase. We are currently seeking partnerships for the completion of the clinical trials and subsequent taking of the finished vaccine to market. Due to the specific genetic makeup of the vaccine, we expect the clinical trials to be completed within 9-12 months from the date they start. This is 3 to 5 times faster than a standard vaccine might take.

Since February 17, 2009, GeneThera no longer has a business relationship with The Goldsmith Group LLC.  The Company believes that such entity and other third parties may have publicly disseminated negative statements and comments regarding the Company and its operations and has therefore ceased its relationship with such entity.

GeneThera’s majority owned subsidiary, Applied Genetics, based in Monterrey Mexico is the Company’s commercial molecular diagnostic laboratory. Applied Genetics’ focus is to test milk, feces, and blood samples from dairy cows, sheep and goats, exclusively in Mexico, employing GeneThera proprietary technology.

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera’s Integrated Technology Platform (ITP) is the foundation for “fast-track” rDNA vaccine development.  We are currently working on the development of a recombinant DNA vaccine for Johne’s disease.  Johnne’s disease is a chronic debilitating infectious disease of ruminants, characterized by weight loss and, particularly in cattle, by profuse diarrhea.  The casual agent is a bacterium, Mycobacterium avium subspecies paratuberculosis.  Infected animals may show no sign of the disease until years after the initial infection.  Johne’s is a slow, progressive disease with worldwide distribution.

The vaccine development is in the “in vitro” or pre-clinical stage.  We expect to initiate experimental animal studies for Johne’s disease in the next 12 months.  ITP combines the following technologies: 1) gene expression technology or “GES”; 2) viral DNA purification technology or PURIVAX™ technology; 3) genetically engineered Adenovirus (rAD) and recombinant Adeno Associate Virus (rAAV) systems (vectors). This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 12 months versus the current standard of 18 to 24.  We estimate that the cost to bring these vaccines to market is $2-5 million.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to comply with the government regulations involved in bringing such a product to market. The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GES assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GES SYSTEM

GES is a proprietary assay development system.   To date, the system has been used to develop our TSE and Johne’s disease molecular assay. GES is a gene expression system to be used in our laboratory and will be marketed for commercial sale under the trade name HERDCHECK.  The core of GES is Fluorogenic Polymerase Chain Reaction technology (F-PCR).  GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept.  Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and non post-PCR manipulation. GES is a molecular genetic base system that utilizes Fluorogenic Polymerase Chain Reaction (F-PCR).  Fluorogenic PCR (F-PCR) is a technology based on sequence specific hybridization between a nucleic acid target and a fluorogenic probe, a short sequence of DNA chemically treated to generate light at a specific wavelength, complementary to the target sequence.  The probe consists of an oligonucleotide, a short synthetic DNA molecule, with two fluorescent molecules (a reporter and quencher dye) attached to both ends of the oligonucleotide.  Due to the unique design of the Fluorogenic probe, the activity of the Taq Polymerase enzyme allows direct detection of PCR products by the release of the fluorogenic reporter during PCR.  The reporter and the quencher dye are linked at the end of the probe. When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence.  During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site.  The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region binds to the target.  If the probe is not bound then no cleavage occurs. After cleavage, the shortened probe dissociates from the target and the polymerization of the DNA strand continues.  This process occurs in every cycle and does not interfere with the exponential accumulation of the product.  The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated.  The specificity of this 5’ nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur.  Thus, the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR.  No signal is generated by non-specific amplification.

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

The Sequence Detection System detects the fluorescent signal generated by the cleavage of the reporter dye during each PCR cycle.  This process confers specificity without the need of post-PCR hybridization.  Most importantly, the SDS offers the advantage of monitoring real-time increases in fluorescence during PCR processing.  Specifically, monitoring real-time progress of the PCR completely changes the approach to PCR-based quantitation of DNA and RNA, most particularly, in improving the precision in both detection and quantitation of DNA and RNA targets.

GeneThera currently faces limited competition in the use of F-PCR technology and the modular unit concept for commercial testing of either infectious disease in animals or food pathogen contamination.  Currently, most labs utilize conventional microbiology, immunological or conventional PCR methods for either veterinary diseases or food pathogen contamination detection.  Specific to microbiology and immunological techniques, the drawbacks of these approaches are:

1.  The antibodies-based culture media used to detect the presence of infectious diseases has a low level of sensitivity; and
2.  High background due to non-specific binding of antibodies and/or culture contamination; sample preparation and storage creates artifacts; and long, cumbersome protocols necessary to perform these tests.

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

2.  Low viral titer.

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

PRODUCT DEVELOPMENT

GeneThera provides a comprehensive Johne’s solution that allows diagnosing, treating and managing herds at risk or already infected with Johne’s disease.

Our proprietary Integrated Product Development Platform (IPDP) is design to prevent the spread of Johne’s disease to healthy animals and at the same time allow to better control the disease in those herds where the disease is already present.

More importantly we believe that the GeneThera platform can prevent the spread of the Mycobacterium into the food chain. An important part of this strategy is GeneThera’s ability to detect the presence of a low number of infected particles in milk tested for the presence of the Mycobacterium Paratuberculosis. Therefore, our IPDP not only is able to detect Johne’s infected animals, but can also prevent potential human infections.

HERD GUARD

Herd Guard™ is our comprehensive Johne’s management solution that includes a diagnostic (HerdCheck™), a therapeutic (HerdSafe™), and a management system (HerdSoft™) to eradicate or mitigate Johne’s disease.

HERDCHECK™ (Molecular Test)

HerdCheck is our diagnostic product. Samples are collected using a Field Collection System with includes specific collection tubes and ship to a GeneThera laboratory for processing.

The major features of the testing system are:

High throughput system.
Capable of more than 20,000 tests per month.
Highly defined and structured testing system.
Proprietary Real Time PCR technology.

HERDSAFE™ (Genetic Therapy)

HerdSafe is our therapeutic product. HerdSafe is the large-scale purification and recombinant based DNA vaccine using Adenovirus and AVV genetically engineered viruses. (PURIVAX™)

HERDSOFT™ (Software Management)

HerdSoft™ is our comprehensive Johne’s disease management solution which is a web-based product connected to our data center. The management system will deliver results, collect data and incorporate environmental analysis to guide the client on therapy and management of their herd to control Johne’s disease in their facility.

DEVELOPMENTS TO DATE

HerdCheck

GeneThera has developed a molecular system for the detection of Johne’s disease in milk, blood and feces of dairy cows infected with the Mycobacterium paratuberculosis sub. Avium. (MAP). Samples from milk obtaining from supermarket shelves were either “spiked’ with different concentrations of MAP or ‘naturally processed. The bacterial DNA was isolated using both, manual and robotic- based DNA extraction procedures and analyzed using The Real Time PCR technology. Using this methodology we can detect between two (2) and twenty (20) bacterial particles from 10 ml of milk. We believe that our test will be very useful for early detection of MAP both in milk samples and infected cows.

We are currently evaluating several robotic systems for DNA extraction. We believe that we can further increase the sensitivity of the molecular assay by using robotic driven DNA extraction methods.

GeneThera set up a molecular diagnostic laboratory in Monterrey Mexico, which will be operated by Applied Genetics, our majority owned subsidiary. The laboratory is scheduled to initiate commercial activity in the first part of 2012.

HerdSoft

To date we have developed a prototype computer program to track samples that will be received and processed in our commercial laboratory in Mexico. This program will initially be used to tack samples that will be sent out and received to our laboratory. We are presently working on improving the system in order to track samples during the different phases of DNA extraction procedures. In addition we are developing a data base system to store an analyze data collected during sample analysis.

HerdSafe

We are currently developing a vaccine for Johne’s disease. GeneThera approach for developing this vaccine is based on the use of PURIVAX technology, genetically engineered Adenoviral and AVV, and silencing RNA technology (iRNA). To date we have modified the Adenovirus by inserting a gene of the MAP bacterium responsible for triggering the infection in blood cell.

However at the present time we do not have the financial resources to implement further development work; therefore, we will need to raise substantial funding to continue the development of the Johne’s vaccine.

FUTURE DEVELOPMENT PLANS

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

It is GeneThera’s intention to continue with the research and development and validation of the molecular tests and DNA vaccines.  Future plans comprises in initiating validation procedures for Johne’s disease molecular test. These validation protocols will be performed in Mexico. At the present time, we do not plan to initiate any validation protocol in the United States.

In parallel, we will continue R&D phases for both the Johne’s disease vaccine. We plan initiating an experimental animal protocol to determine the safety of our vaccines. We estimate that the experimental animal protocol may take up to a year. We project to initiate the experimental animal’s studies within 12-24 months.

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
Vector design for Prokaryotic Expression of Antibody Fragments (Fab) and Single Chain Antibody (ScFv)

Pilot Scale-up Development

Process Purification & Characterization
Assay Development & Quality Control Pharmaceutical Dosage and Formulation

Gene Therapy Testing Services. GeneThera offers GLP (Good Laboratory Procedure) testing programs for somatic cell, viral and naked DNA-based gene therapies.  Our scientists have over nine years of experience in providing fully integrated bio-safety testing programs for the cell and gene therapy fields.  To date, the Company has not generated any revenues with regard to these services, and there is no assurance that we will generate any revenues from such services.

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

MARKETING STRATEGY

GeneThera’s goal is to focus on the international markets, primarily South America, for the commercialization of its animal testing platform. The company has no plans to offer any veterinary services in the United States.

We have established our first molecular diagnostic laboratory in Mexico. It is our intention to set up a network of laboratories in Northern, Central and Southern Mexico, funding permitting.

Our marketing approach is to align ourselves with both, the private sector and government agencies.

Applied Genetics, a majority owned subsidiary of GeneThera is a molecular diagnostic company located in Monterrey Mexico. Applied Genetics focuses on the commercialization of molecular testing for Johne's disease. The company is located in a 2500 sq feet laboratory facility in San Pedro Garza. We are closely working with the largest Mexican University, the National University of Mexico, on validating Johne’s disease molecular testing. The goal of this validation study is to obtain Mexican Government approval of the Johne’s molecular test.

●    Applied Genetics laboratory is outfitted with state of the art technology to ensure the validity of results.

●    Sample collection, delivery procedure sets, and laboratory procedures are stringently implemented.

Applied Genetics employs GeneThera HERDCHECK™ proprietary technology for the molecular testing of Johne’s disease

Samples are collected using a field collection system (FCS), which includes specific collection tubes, and ship to Applied Genetics laboratory. The major features of the testing system are:

•     High throughput system.

•     Highly defined and structured testing system.

•     Proprietary Real Time PCR technology.

SALES AND MARKETING

We are finalizing a marketing agreement with Nutricion Avanzada S.A. Nutricion Avanzada is the largest Mexican distributor of animal feed and has an extensive distribution network. Under the preliminary terms of the agreement Nutricion Avanzada will have 1) exclusive rights to market, sell and distribute GeneThera FCS in Mexico; 2) will purchase product from GeneThera and resell it to third parties; 3) will purchase the product at a 30% discounted rate; 4) will cover expenses related to market, se and distribute the product. This agreement will have an initial one-year term renewable upon mutual agreement. We believe that this agreement will give us substantial market penetration and enable to avoid expending significant funds to developed a sales and marketing organization.

COMMERCIAL DIAGNOSTIC TESTING

In the event that we are able to develop assays for the detection of diseases in animals, we intend to establish a series of diagnostic testing laboratories geographically proximate to the primary sources of individual diseases and/or according to specific available operating efficiencies.  The specific number of labs to be built and operated will be based on assay demand (demand facilitated by the number of specific disease assays GeneThera develops), our ability to obtain the capital to build the labs, and our ability to successfully manage them from our principal office.  As of the date of this filing, we are in negotiations to establish one diagnostic testing laboratory outside of our Colorado facility.

LICENSING

Through our licensing division, we intend to manage the marketing and sale of the vaccines developed by our R&D. As GeneThera does not intend to be a vaccine manufacturer, we plan to use our licensing division to license the technology related to any vaccines that may be developed and to manage the revenue potential available from the successful development and validation of specific vaccines.  We cannot provide any assurance that we will develop any vaccines or that, if they are developed, we will be able to license them successfully or that any such license will produce significant revenues.

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

Our current competitors include primarily, IDEXX Laboratories, Inc., Academic and government institutions are also carrying out a significant amount of research in the field of veterinary health, particularly in the field of Johne’s disease.  We anticipate that these institutions will become more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed and to market commercial products similar to those that we seek to develop, either on their own or in collaboration with competitors.  Any resulting increase in the cost or decrease in the availability of technology or product candidates from these institutions may affect our business.

Competition with respect to our veterinary technologies and potential products is and will be based, among other things, on effectiveness, safety, reliability, availability, price, and patent protection.  Another important factor will be the timing of market introduction of products that we may develop and for which we may receive regulatory approval. Accordingly, the speed with which we can develop products, complete the required animal studies or trials and approval processes and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop propriety products or processes, and to secure sufficient capital resources for the often-substantial period between technological conception and commercial sales.

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

MANUFACTURING

We do not manufacture any products in Mexico. We rely on Nutricion Avanzada facilities in Apodaca, Mexico for manufacturing and assembling of our Field Collection System. We do not intend to establish a manufacturing facility to manufacture any products that we may develop in Mexico. We do not intent to manufacture, sell, and distribute any diagnostic or therapeutic product in the United States in the foreseeable future.

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

GOVERNMENT REGULATION

Our unique approach to the testing for various animal diseases allows us to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA. However it is our intention not to seek, in the foreseeable future, any approval either from the USDA or the FDA for any of the products we develop both, diagnostic or therapeutic. It is our intention to perform any validation or clinical trials of our product abroad and primarily in Mexico where our commercial operation is located. SAGARPA is the Mexican Government Agency that regulates and approves animal tests and vaccines; we have initiated the formal approval process for our HerdCheck molecular system. SAGARPA will require a validation study to be performed to demonstrate the effectiveness of the system. Validation studies will be performed according to SAGARPA guidelines. We have submitted an application outlining a protocol for animal studies. Validation studies will be conducted in collaboration with The Center of Training, Research, and Expansion of High Plateau Animal Production of the School of Veterinary Medicine (C.E.I.E.P.A.A) of the Universidad Nacional Autonoma de Mexico (UNAM). UNAM is a federal institution credited with SAGARPA.  We expect the validation study to be completed within a 12-month period.

ITEM 1A:                      RISK FACTORS

We encounter various risks related to our business and our industry.  While the Company is optimistic about its long term prospects, the following risk factors should be considered in evaluating its outlook.

There is a substantial doubt about GeneThera’s ability to continue as an on-going concern.

GeneThera has had negligible revenues since inception, had a negative working capital deficit and an accumulated deficit of $3,062,584 and $20,555,008, respectively as of December 31, 2011, and had a net loss of $1,121,884 for the year ended December 31, 2011. Because of these circumstances, GeneThera will require additional working capital to develop business operations. There is no assurance that GeneThera will reach a level of revenues adequate to generate sufficient cash flow from operation or obtain additional financing necessary to support GeneThera’s operating expense requirements. If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

If a Loss of Key Personnel Will Occur This Event Could Adversely Affect the Company.

The Company depends to a large part on the efforts and continued employment of Antonio Milici, M.D., Ph.D., our President, Chairman and Chief Executive Officer.  The loss of Mr. Milici will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Mr. Milici may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we may be unable to find a suitable replacement for Mr. Milici, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company does not have an employment agreement with Mr. Milici.

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

From the beginning of its operation, GeneThera has obtained limited funding to implement its business strategy. The Company believes it will require significant additional funding in order to achieve its business plan.  Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $5,000,000 in additional funding.  There are no guarantees that the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can fully achieve the goals laid out in its business plan. If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

Rapid growth may place significant demands on our resources.

We expect significant expansion of our operations, funding permitting, moving forward. Our anticipated future growth will place a significant demand on our managerial, operational and financial resources due to:

* The need to manage relationships with various strategic partners and other third parties.

* Difficulties in hiring and retaining skilled personnel necessary to support our business.

* The need to train and manage a growing employee base.

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

The Company has limited Government Regulatory Experience.

The Company has never successfully undertaken a clinical trial for animal testing. Our experience in this area is limited. The Company has never obtained regulatory approvals for any of its products.  As such, the Company may be unable to ever successfully undertake a clinical trial of its products, and may be forced to curtail or abandon its current business plan.

The Company has a history of operating losses.

We have generated no revenues to date from our operations. Historically we have had net operating losses each year since our inception. Additionally even if we are able to commercialize our technology or any products it is not certain that will result in revenues or profitability.

The Company relies on third parties for sale, distribution and manufacturing.

We do not have any “in house” sale, distribution or manufacturing capabilities. The success of our operations depends entirely by the ability of our marketing partner Nutricion Avanzada to sell our tests and products to the dairy and cattle industry.

The Company has a limited operating history on which investors may evaluate our operation and prospects for profitable operations

If we continue to suffer losses as we have in the past, investors may not receive any return on their investments. Our prospects must be consider speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. A substantial risk is involved in investing in the company because we have fewer resources than established companies.

The company depends on new and rapidly evolving technologies

We are engaged in activities in the biotechnology field, which is characterized by extensive research effort and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We can not assure that research and discoveries by other biotechnology, agriculture, pharmaceutical or other companies will not render our technologies or products uneconomical or result in products superior to those we develop, depend on new and evolving technologies. If these technologies do not produce satisfactory results our business maybe harmed.

Over the last year we have narrowed our potential product development to focus on the molecular testing of Johne’s disease.

Due to the increase cost of R&D and the very challenging economic environment we have decided to concentrate our efforts in the development of a commercial platform for the diagnostic of Johne’s disease. As a result, the success of the company depends entirely on being able to commercialize our product. If we are unable to achieve this goal, the Company’s operations could greatly suffer and any investment in the Company could be lost.

The Company may not obtain foreign regulatory approval to market any of our products.

If we fail to obtain regulatory approval of any of our products, we will not be permitted to market our products and may be forced to cease operations.

Our technology is not protected by patents.

Our technology and know-out is not patented. We rely on trade secrets to protect our intellectual property. We cannot assure, however, that these trade secrets will provide meaningful protection for our intellectual property. Furthermore, in absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

The Company may not be able to raise the required capital to conduct our operations and develop and commercialize our products.

We require substantial additional resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or a collaborative partner, or both, finance research and development activities of our potential products. Accordingly we are continuing to pursue additional sources of financing. Additional financing through strategic collaborations, public or private equity financing sources may not be available on accepted terms. Additionally equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs or potential products any of which could have a material adverse affect on our financial condition or business prospect

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Compliance with Section 404 of the Sarbanes-Oxley Act will continue to strain our limited financial and management resources.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing And Satisfy Obligations Through The Issuance Of Additional Shares Of Our Common Stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

The market price of our common stock historically has been volatile.

The market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, and our ability or inability to generate new revenues.

Our common stock is traded on the OTC Pink market under the symbol “GTHR.” In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

We currently have a sporadic, illiquid, volatile market for our common stock, and the market for our common stock may remain sporadic, illiquid, and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate revenues;
•	the number of shares in our public float;
•	increased competition; and
•	conditions and trends in the market for our services.

Furthermore, because our common stock is traded on the OTC Pink market, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in our Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

ITEM 2:                      DESCRIPTION OF PROPERTY

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

Applied Genetics, our Mexico subsidiary leases approximately 2,500 square feet of office and laboratory space located at 1007 Avenida Lazaro Cardenas, San Pedro Garza, in Nuevo Leon, Mexico. The lease terminates in June 2016. The rent is $4,300 per month.

ITEM 3:                      LEGAL PROCEEDINGS

On June 6, 2006, the Internal Revenue Service filed a Federal Tax Lien at the Jefferson County Recorder in the State of Colorado in the amount of $29,321. The Company has not satisfied the judgment.

On June 29, 2007, the Internal Revenue Service filed a Federal Tax Lien at the Jefferson County Recorder in the State of Colorado the amount of $1,983. The Company has not satisfied the judgment.

On June 6, 2008, Mark A. Shoemaker filed a Civil Judgment at the LA County/Recorder of Deeds Court in the amount of $37,721. The Company has not satisfied the judgment.

In June 2009, James Tufts filed a complaint at the Small Claims Court in Jefferson County CO in the amount of $4,000 plus expenses from a London trip. The Company has not satisfied the judgment.

On June 26, 2009, Enterprise Leasing Company of Denver filed a Civil Judgment at the Jefferson County District Court in the State of Colorado in the amount of $78,178. The Company has not satisfied the judgment.

On August 17, 2010, Banc of America Leasing filed a Civil Judgment at the Oakland County District in Troy, Michigan in the amount of $24,002. The Company has not satisfied the judgment.

On September 23, 2010, Liberty Acquisitions filed a Civil Judgment at the Jefferson County Court in the State of Colorado in the amount of $3,300. The Company has not satisfied the judgment.

On February 10, 2009, Centennial Credit Corporation filed a Civil Judgment at the Jefferson County Court in the amount of $967. The Company has not satisfied the judgment.

On August 29, 2011, GeneThera had a court hearing concerning a litigation filed by The Park III related to unpaid rent according to our lease agreement. The District Court of Boulder entered a judgment against the Company in the amount of $77,000. The Company has not satisfied the judgment.

ITEM 4:	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None

ITEM 5:	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock currently trades on the Over the Counter Bulletin Board under the symbol GTHR under Pink Sheets. The following sets forth the rank of high and low bid quotations for the periods indicated as reported by Nasdaq. Such quotations reflect prices between dealers, without retail markup, markdown or commission, and may not represent actual transactions.

Year	Quarter	High	Low
2011	Fourth	$0.07	$0.008
	Third	0.03	0.003
	Second	0.01	0.005
	First	0.01	0.003
2010	Fourth	$0.02	$0.003
	Third	0.02	0.004
	Second	0.02	0.01
	First	0.03	0.01

ITEM 6:                      SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7:	MANAGEMENT DISCUSSION AND ANALYSIS OF FIANCIAL CONDITIONS AND RESULT OF OPERATIONS
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

We have not generated significant operating revenues and, as of December 31, 2011. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for 2011.  For 2011 and 2010, our operating losses were $1,121,884 and $483,531, respectively.  Our current liabilities exceeded current assets by $3,062,584 and $2,614,277 as of December 31, 2011 and 2010, respectively.

Although, we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $5,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities and revenues generated by our Project in Mexico.  At this time, we have commitments for additional capital funds.  This amount may exceed an additional $1,000,000 depending on cost involved in the further development and commercialization of our products.  In such event, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

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

Subsequent Events

On January 3, 2012 GeneThera acquired an additional 40% ownership in Applied Genetics. Following the acquisition GeneThera holds a majority ownership of 90% of the Applied Genetics Class A stocks.

On February 1, 2012 Applied Genetics/GeneThera entered into a Sales and Marketing Agreement with Nutricion Avanzada. Under the terms of this agreement GeneThera grants Nutricion Avanzada exclusive rights in Mexico to buy directly from Applied Genetics and resell, to third parties GeneThera’s FCS.

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder amounting to $645,419 as of December 31, 2011 and 2010, respectively. This outstanding loan to the Company is unsecured and non-interest bearing.

At December 31, 2011, the Company has $3,765 receivable from Setna Holding, LLC, a related party.  The Company has an outstanding loan payable to Setna Holding, LLC, a related party amounting to $31,513 as of December 31, 2010. This outstanding loan to the Company is unsecured and non-interest bearing.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  Ms. Michelle Torres became the Board Member of GTI Corporate Transfer Agents, LLC with a one-third ownership and/or interest. Ms. Tannya Irizarry has a one-third ownership and/or interest; the remaining one-third ownership belongs to Ms. Krystle Rundle.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

For 2011, the Company has a net loss of $1,121,884 or net loss per share of $0.05, and $0 of revenue as compared with a net loss of $483,531, or $0.02 per share, and revenue of $0 for 2010.

General and Administrative Expenses:  General and administrative expenses increased to $774,552 for 2011 compared to $162,855 for 2010.  The increase was largely due to $488,066 of stock compensation expense incurred in 2011.

Consulting Expenses:  Consulting expenses decreased to $23,084 for 2011 compared to $25,550 for 2010.

Depreciation and Amortization Expense:  Depreciation and amortization expenses decreased to $4,363 for 2011 compared to $8,559 for 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $1,436 as of December 31, 2011 and a cash balance of $7 as of December 31, 2010.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

Since we completed the reverse merger with Hand Brand Distribution, Inc., we have financed our operations, in large part, by private placements of our common and preferred stock and promissory notes convertible into our common stock.  We have raised an aggregate of approximately $2.7 million through such sales, including the sale of approximately $1.1 million of our preferred stock in January 2005.

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

EMPLOYEES

As of December 31, 2011, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2012.  In consideration for his services, Dr. Milici will receive a base salary of $144,000 per annual plus bonuses as may be determined by the Board of Directors in its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2012.  Ms. Irizarry’s base salary is $135,000 per annum.  The above salaries have been accrued to be paid in common stock shares from the Company. There are no employee issues at this time.

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

ITEM 8:                      FINANCIAL STATEMENT

GENETHERA, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
GeneThera, Inc.
Westminster, Colorado

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and its subsidiaries at December 31, 2011 and 2010 and results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 12, 2012

GeneThera, Inc. - Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$1,436	$7
Receivable-related party	3,765	-
Prepaid expenses	-	2,656
Total current assets	5,201	2,663
Property and equipment
Office and laboratory equipment and leasehold improvements	766,851	729,078
Less: Accumulated depreciation	(729,237)	(724,874)
Total property and equipment, net	37,614	4,204
Other assets	7,000	7,000
TOTAL ASSETS	$49,815	$13,867

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$656,703	$608,333
Accounts payable-related party	361	31,513
Accrued expenses	1,447,282	1,292,975
Notes payable	10,800	10,800
Convertible notes payable	307,220	27,900
Loan from shareholder	645,419	645,419
Total liabilities	3,067,785	2,616,940
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of December 31, 2011 and 2010, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 6,320,000 shares issued and outstanding
as of December 31, 2011 and 2010, respectively	15,410	6,320
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 23,710,596 and 21,865,913 shares issued and
outstanding as of December 31, 2011, and 2010, respectively	23,710	21,866
Additional paid-in capital	17,480,582	16,822,944
Deficit accumulated during the development stage	(20,555,008)	(19,454,208)
Total stockholders' deficit of Genethera, Inc.	(3,035,301)	(2,603,073)
Non-controlling interest	17,331	-
Total stockholders’ deficit	(3,017,970)	(2,603,073)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$49,815	$13,867

See accompanying notes to consolidated audited financial statements.

GeneThera, Inc. - Consolidated Statements of Operations

	Year Ended
	December 31,
	2011		2010
Expenses
Consulting		$23,084		$25,550
General and administrative expenses		774,552		162,855
Payroll expenses		279,000		279,000
Depreciation		4,363		8,559
Laboratory expenses		33,387		6,940

Total operating expenses		1,114,386		482,904

Loss from operations		1,114,386		482,904

Other expenses
Interest expense		6,634		627
Foreign exchange loss		864		-
Total other expense		7,498		627
Net loss	$	$ 1,121,884	$	$ 483,531

Net loss attributable to non-controlling interest		$21,084		$-
Net loss attributable to Genethera, Inc.		$1,100,800		$483,531
Loss per common share - Basic and diluted		$(0.05)		$(0.02)

Weighted average common shares outstanding -
Basic and diluted		24,411,933		22,380,127

See accompanying notes to consolidated audited financial statements.

GENETHERA, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS DEFICIT
For the years ended December 31, 2011 and 2010

							Additional				Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated		Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit		Interest	Deficit

Balance at December 31, 2009	4,600	$5	6,320,000	$6,320	21,147,547	$21,148	$16,798,112	$(18,970,677	)-	$-	$(2,145,092)

Shares issued for consulting services	-	-	-	-	1,150,000	1,150	24,400	-		-	25,550

Shares cancelled	-	-	-	-	(431,634)	(432)	432	-		-	-

Net loss	-	-	-	-	-	-	-	(483,531)		-	(483,531)

Balance at December 31, 2010	4,600	$5	6,320,000	$6,320	21,865,913	$21,866	$16,822,944	$(19,454,208)		$-	$(2,603,073)
Shares issued for consulting services	-	-	-	-	1,283,001	1,283	32,283	-		-	33,566
Issuance of common stock for cash	-	-	-	-	1,600,000	1,600	27,210	-		-	28,810
Shares issued for note conversion	-	-	-	-	2,467,200	2,467	174,229	-		-	176,696
Shares issued to officers	-	-	9,090,000	9,090	-	-	445,410	-		-	454,500
Shares repurchased	-	-	-	-	(3,505,518)	(3,506)	(21,494)	-		-	(25,000)
Contributions by non-controlling interest	-	-	-	-	-	-	-	-		38,415	38,415
Net loss	-	-	-	-	-	-	-	(1,100,800)		(21,084)	(1,121,884)
Balance at December 31, 2011	4,600	$5	15,410,000	$15,410	23,710,596	$23,710	$17,480,582	$(20,555,008)		$17,331	$(3,017,970)

See accompanying notes to consolidated audited financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows
	Year Ended
	December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,121,884)	$(483,531)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	488,066	25,550
Depreciation and amortization	4,363	8,559
Changes in operating assets and liabilities:
Prepaid expenses	2,656	(914)
Other assets		(7,000)
Receivable due from related party	(3,765)	-
Accounts payable - related parties	(31,152)	20,943
Accounts payable and accrued expenses	269,326	404,253
Net cash used in operating activities	(392,390)	(32,140)

Cash flows from investing activities
Cash paid for purchase of property and equipment	(37,773)	-
Net cash used in investing activities	(37,773)	-

Cash flows from financing activities
Proceeds from issuance of stock	28,810	34,700
Capital contribution by non-controlling interest	38,415
Proceeds from convertible notes	364,367	-
Payments for loans payable	-	(2,560)
Net cash provided by financing activities	431,592	32,140
Net increase in cash	1,429	-
Cash at the beginning of the year	7	7
Cash at the end of the year	$1,436	$7
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing transactions:
Shares repurchased	$25,000	$-
Conversion of convertible notes payable to common stock	$176,696	$-

See accompanying notes to consolidated audited financial statements.

GENETHERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1 – Organization, nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company”).  In addition, the Company has a 50% ownership in Applied Genetics S.A. de C.V. (“Applied Genetics”), a Mexico Company which was formed on September 28, 2007, but which had no business activities until 2011.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its controlled subsidiary and our subsidiary which we own 50% of and are the primary beneficiary. Intercompany transactions are eliminated.

In accordance with ASC 810, the company consolidates variable interest an entity (VIEs) for which it is the primary beneficiary. The company has evaluated the provisions of ASC 810 and determined that it applies to its interest in Applied Genetics. VIEs are generally entities that lack sufficient equity to operate without additional subordinated financial support from other parties or are entities whose equity holders do not have adequate decision making authority. The primary beneficiary of a VIE is the party that (a) has the power to direct the activities of a VIE that significantly impacts its economic performance and (b) has the obligation to absorb the losses or the rights to receive the benefits that could be significant to the VIE.

According to the requirements of ASC 810, we have evaluated our relationships with Applied Genetics. We have concluded that Applied Genetics is a VIE, and the company is the primary beneficiary of the VIE. Accordingly, we adopted the provisions of ASC 810 and consolidated Applied Genetics into our financial statements as of and for the year ended December 31, 2011.

Property and equipment, net

Property and equipment consists primarily of office and laboratory equipment and leasehold improvements and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years.  Leasehold improvements are amortized over the shorter of their economic lives or lease terms.

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There were no revenues during the years ended December 31, 2011 and 2010.

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

Non-controlling Interests

Non-controlling interests are recorded for the entities that we consolidate but are not wholly owned by the Company.  Non-controlling interest recorded in our Consolidated Financial Statements is comprised of Genethera’s share of Applied Genetics of which the Company owns 50% at December 31, 2011.

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $20,555,008 and negative working capital of $3,062,584 as of December 31, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Property and equipment

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Office equipment and software	$94,759	$85,994
Laboratory equipment	643,084	643,084
Leasehold improvements	29,008	-
Total	766,851	729,078
Less: Accumulated depreciation	(729,237)	(724,874)

Property and equipment, net	$37,614	$4,204

Note 4 – Accrued expenses

The following is the breakdown of the Company’s accrued expenses as of December 31, 2011 and 2010:

	2011	2010
Accrued officer salaries	$1,425,307	$1,277,641
Accrued interest	21,975	15,334

Total accrued expenses	$1,447,282	$1,292,975

Note 5 – Related party transactions

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder amounting to $645,419 as of December 31, 2011 and 2010, respectively. This outstanding loan to the Company is unsecured and non-interest bearing.

At December 31, 2011, the Company has $3,765 receivable from Setna Holding, LLC, a related party.  The Company has an outstanding loan payable to Setna Holding, LLC, a related party amounting to $31,513 as of December 31, 2010. This outstanding loan to the Company is unsecured and non-interest bearing.

The Company issued 6,400,000 Series B Preferred shares to CEO during 2011; these shares were issued as restitution for the CEO converting 1,000,000 Preferred shares (“Series B”) into 10,000,000 common shares in 2009.  The 6,400,000 Preferred shares (“Series B”) are convertible into common shares (see note 7).  The Preferred shares were valued using a price of $0.05, which is 10 times the stock price of $0.005, the Company’s stock price on the date of issuance.  The Company recorded a total of $320,000 in restitution expense.

The Company issued 2,690,000 Series B Preferred shares to CFO during 2011; these shares were issued for compensation.  The Preferred shares (“Series B”) are convertible into common shares (see note 7).  The Preferred shares were valued using a price of $0.05, which is 10 times the stock price of $0.005, the Company’s stock price on the date of issuance.  The Company recorded a total of $134,500 in compensation expense.

Note 6 – Convertible notes payable

During 2011 and 2010, the Company received $392,267 in total from a single investor, plus $10,800 issued to other investors.  These amounts are repayable on demand with 8% interest.  $85,048 has been converted into common shares, leaving a balance of $318,020 principal and $7,247 accrued interest.

On September 8, 2011, the investor referred to above agreed to invest a total of $1,000,000 on or before September 30, 2012, and if so shall receive 24,000,000 common shares as additional compensation.  The $392,267 has been invested in convertible notes to date and the additional ‘bonus’ shares have not been issued.

Note 7- Shareholders’ equity

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

The Company analyzed Preferred Stock (“Series A and B”) for embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging “ and determined that the conversion options should be classified as equity.

Because it is theoretically possible that full conversion of all convertible preferred and convertible notes would exceed the authorized number of common shares, the CEO and majority shareholder has agreed not to convert enough preferred shares to cause such an event.  This avoids derivatives valuation.

Common stock

For the year ended December 31, 2011

On August 23, 2011, the Company increased its authorized shares to 300,000,000 of common stock.

During 2011, the Company issued 1,600,000 shares valued at $28,810 for cash.

During 2011, the Company issued 2,467,200 shares for conversion of promissory notes totaling $176,696.

During 2011, the Company issued 1,283,001 shares valued at $33,566 for services.

During 2011, the Company issued 9,090,000 Series B preferred shares to the CEO and CFO valued at $454,500.

During 2011, the Company cancelled 3,005,518 shares for non-performance of related services previously accrued.  The holder disputes this and has not returned the shares.

500,000 shares were issued for $25,000.  The Company has cancelled these shares and accrued a liability for the $25,000 refund due.

For the year ended December 31, 2010

The Company issued 1,150,000 shares valued at $25,550 for consulting services.

During 2010, the Company cancelled 431,634 shares of its common stock in relation to prior years’ issuances for common stock for services.

2004 Equity Incentive Plan

The Company’s 2004 Senior Executive Officer Option Plan provides for the grant of equity incentives to senior employees of the Company. A maximum of 3,000,000 common shares are available for issuance under the 2004 Plan.

Note 8 – Commitments and contingencies

Operating leases

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

During 2011, the Company signed a 62 month lease commencing on June 13, 2011 for 3,100 square feet of space in Monterrey, Mexico.    The base rent was free during the first and second months and approximately $3,000 per month thereafter.

Years ended December 31	Operating Leases
2012	$163,670
2013	185,394
2014	48,584
2015	36,000
Thereafter	36,000

Total minimum lease payments	$469,648

Total rent expense for the years ended December 31, 2011 and 2010 was $127,994 and $54,187, respectively.

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

Note 9 – Income taxes

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2011 and 2010 of approximately $8,000,000 and $6,900,000, respectively, subject to Section 382 annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2029.  Net deferred taxes are $2,600,000 and $2,400,000 as of December 31, 2011 and 2010.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income.

Note 10 – Subsequent events

On January 3, 2012, the Company obtained an additional 40% of Applied Genetics shares in addition to the 50% shares already owned by the Company at no additional cost to the Company.

On February 1, 2012, Applied Genetics, a majority owned subsidiary of GeneThera, Inc., entered into a sales and marketing agreement with Nutrición Avanzada. According to the terms of the agreement, GeneThera, Inc., through its subsidiary Applied Genetics, grants Nutrición Avanzada the exclusive right to purchase, market, and distribute GeneThera Field Collection System product in Mexico. Applied Genetics will pay Nutrición Avanzada a 30% commission of the total price of each product. The initial terms of the agreement is for a period of one year.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM9A:                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (The “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Consulting Chief Financial Officer, and Controller. We concluded that our internal controls are ineffective as the company has limited segregation of duties. We will continue to improve the effectiveness of our internal controls.

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

PART III

ITEM 10:                      DIRETORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

ITEM 11:                      EXECUTIVE COMPENSATION

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company’s executive officers and directors.

Name	Age	Positions

Dr. Tony Milici	56	Chairman of the Board, Chief Executive Officer and Chief Scientific Officer

Tannya Irizarry	52	Chief Financial Officer (Interim)

Shawn T. Donahue	49	Board Director

Avel Kolesnikov	22	Board Director

Dr. Antonio Milici founded GeneThera, Inc. in 1998 and has served as its Chairman and CEO since inception. Prior to founding GeneThera, Dr. Milici served as CEO and President of Genetrans, Inc., a genetic diagnostic company from 1993 to 1998. Dr. Milici was also an assistant professor in the department of Molecular Pathology at the University of Texas M.D. Anderson Cancer Center.

Tannya L. Irizarry has served as Chief Administrative Officer since 1999. She is now serving as Chief Financial Officer (Interim). Ms. Irizarry has over 20 years of experience in medical technology and biotechnology industries. Ms. Irizarry worked at the University of Texas M.D. Anderson Cancer Center in the department of Neuro-Oncology with Dr. William S. Fields and the Office of Education with Dr. James Bowen; she also worked at the Medical College of Georgia and subsequently, at the St. Joseph Hospital in the biotechnology division. Ms. Irizarry was the Vice President of Genetrans, Inc. from 1994 to 1998. Ms. Irizarry relocated to Colorado in order to manage GeneThera, Inc. at the request of Dr. Milici.

Shawn T. Donahue, age 49, has served as director of the Company since October 2010.
Mr. Donahue serves on both the Compensation and Audit (chair) committees of the Company.  Mr. Donahue owns and operates a private environmentally friendly synthetic oil distribution company in the Northeast since 2007, in addition to being an active investor specializing in biotech and computer related companies for over 22 years. He has been in senior level technical sales, engineering, new products and manufacturing positions while at Digital Equipment Corp. for over 11 years. He studied Accounting at the University of Lowell and believes learning should be a life-long endeavor, hopefully rewarding to all involved!

Avel Kolesnikov, age 22, has served as director of the Company since November 2010.
Mr. Kolesnikov is a gold and precious metal commodity broker. He holds an associate degree from The Florida Institute of Precious Metal. He has been involved in the jewelry business for several years both as retailer and wholesaler. Avel has worked extensively with precious stones and has improved laser techniques for stone cutting and jewelry crafting. Although, Mr. Kolesnikov might be new in the area of biotechnology, he has consulted for several years with high tech instrument companies. Avel’s experience in business development is definitely an asset to GeneThera

Each Director is elected at the Company’s annual meeting of shareholders and holds office until the next annual meeting of shareholders and/or until the successors are elected and qualified. At present, the Company’s bylaws provide for not less than three or more than seven Directors. Currently, we have one Director Position. In December 2011, after Shawn T. Donahue learned from our securities lawyer that he could not sell his free trading shares in the open market and/or not remove the restricted legend from his restricted shares after six month of ownership as a Board Member, Mr. Donahue opted to resign. The Chairman of the Board has not made a decision to accept his resignation. The COB requested for Mr. Donahue to participate in a 36-month lock-up agreement of his shares just like the rest of the Board of Directors has done due to his status as an affiliate with full knowledge of the Company’s business. The bylaws permit the Board of Directors to fill any vacancy and such Director may serve until the next Annual Meeting of Shareholders or until his successor is elected and qualified. No successor has been elected for Mr. Donahue’s position. The Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board and its Chairman. The officers of the Company devote full time to the business of the Company.

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

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal year ended December 31, 2011, concerning the compensation awarded to, earned by, or paid to those persons serving as executive officers during 2011, that served as our Chief Executive Officer or earned compensation in excess of $100,000 (the “Names Executive Officers”). No other executive officer of the Company had a total annual salary and bonus for 2011 that exceeded $100,000. Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the year ended December 31, 2011. The following table summarizes compensation earned in each of the last three fiscal years by the named officers.

The following table also summarizes the annual and long-term compensation paid to Dr. Tony Milici, our chief executive officer. Except for Dr. Milici, no other executive officer received annual remuneration in excess of $100,000 during 2010 or 2011. This summary compensation table shows certain compensation information for services rendered in all capacities during each of the last two completed fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Tony Milici	2009	$144,000							$144,000
Chief Executive Officer	2010	$144,000							$144,000
	2011	$144,000							$144,000

Tannya Irizarry	2009	$90,000		45,000					$135,000
Chief Financial Officer	2010	$90,000		45,000					$135,000
	2011	$90,000		45,000					$135,000

No other officer or director received in excess of $100,000 for the years ending December 31, 2011, December 31, 2010 and December 31, 2009.

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

ITEM 12:	SECURITY OWNERSHIP AND CERTAIN BENIFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2011 by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each of the executive officers who were serving as executive officers at the end of the December 31, 2011 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2011, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 31, 2011, and exercisable or convertible within 60 days thereafter. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 7577 W. 103rd Ave. Ste 212, Westminster, CO 80021.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Five Percent Shareholders:
Shawn T. Dohahue	1,627,557	0.07%
Avel Kolesnikov	200,000	0.01%
Directors and Executive Officers:

Dr. Antonio Milici	-
Tannya L. Irizarry	-

All Directors and Executive Officers as a Group	1,827,557	0.08%

(1)
This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this Table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this Table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 23,710,596 shares of common stock outstanding on December 31, 2011, adjusted as required by rules promulgated by the SEC.

SERIES B PREFERRED STOCK

	Common Stock Beneficially Owned (2)		Voting Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	%
Antonio Milici	0	0.00%	11,220,000	73%
Tannya L. Irizarry (3)	0	0.00%	4,190,000	27%
All Directors and Officers as a Group (2 persons)	0	0.00%	15,4100,000	100%

(1)
This table is based upon information supplied by officers, directors, and principal shareholders and documents filed with the SEC. Unless otherwise indicated and subject to community property laws, if applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)
Applicable percentages are based on 23,710,596 shares of common stock outstanding and on 15,410,000 shares of Series B Preferred Stock outstanding on December 31, 2011, adjusted as required by rules promulgated by the SEC. Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this prospectus), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

(3)	Ms. Irizarry is married to Dr. Antonio Milici. Therefore, she has a beneficial interest in his shares.

ITEM 13:                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS SERIES A PREFERRED STOCK FINANCING

ITEM 14:                      PRINCIPAL ACCOUNTING FEES AND SERVICES AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the registrant’s Form 10-K was as follows:

2010 $15,000
2011 $18,000

AUDIT-RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

The Company’s audit committee, which consists of all directors, approved the services described above.

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS

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

10.13	Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC. (5)

10.14	Warrant to Purchase Common Stock issued to Mercator Momentum Fund, LP. (5)

10.15	Warrant to Purchase Common Stock issued to Mercator Momentum Fund III, LP. (5)

10.16	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd. (5)

10.17	Industrial Multi-Tenant Lease dated December 4, 2001 between Youngfield Plaza LLC and GeneThera, Inc. (4)

10.18	Amendment to Industrial Multi-Tenant Lease dated December 12, 2004 between Youngfield Plaza LLC and GeneThera, Inc. (6)

10.19	Strategic Alliance Agreement dated November 1, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

10.20	Securities Purchase Agreement dated November 8, 2004 between G. Gekko Enterprises and GeneThera, Inc. (6)

10.21	Letter Agreement dated March 1, 2005 between 0711005 B.C. Ltd and GeneThera, Inc. (6)

10.22	Mutual Release and Settlement Agreement dated March 1, 2005 between J.P. Turner & Company, L.L.C. and GeneThera, Inc. (6)

21.1	List of Subsidiaries. (6)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.2	Certificate of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

99.1	Curriculum Vitae. (4)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

(1)	Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on March 5, 2002.
(2)	Incorporated by reference to our Annual Report on Form 10-Q, as filed with the Commission on June 4, 2002.
(3)	Incorporated by reference to our Annual Report on Form 10-Q, as filed with the Commission on April 14, 2004.
(4)	Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-118937) and amendments thereto, declares effective December 1, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K, as filed with the Commission on January 19, 2005.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-123138) filed on March 4, 2005.

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2012.

GeneThera, Inc.

By:   /s/ Antonio Milici
Antonio Milici, MD, PhD
President

By:    /s/ Tannya L. Irizarry
Tannya L. Irizarry
Chief Financial Officer (Interim)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatue	Title	Date
/s/ Antonio Milici	President, Director	4/12/2012
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	4/12/2012
Tannya L Irizarry