Form 10-Q
period 2012-03-31
GENETHERA INC
filed 2012-05-17
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Yes ☐ No ☒

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,960,596 Shares of $.001 par value Common Stock outstanding as of May 15, 2012 and Series A 4,600 Shares, and Series B 15,410,000 shares of $.001 par value Preferred Stock outstanding as of May 15, 2012.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	2
Consolidated Statements of Expenses for the three months ended March 31, 2011 and 2012	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2012	4
Notes to Consolidated Financial Statements	5

GENETHERA, INC.

Consolidated Balance Sheet

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$8,716	$1,436
Receivable-related party	--	3,765
Total current assets	8,716	5,201
Property and equipment
Office and laboratory equipment and leasehold improvements	766,344	766,851
Less: Accumulated depreciation	(731,566)	(729,237)
Total property and equipment, net	34,778	37,614
Other assets	7,000	7,000
TOTAL ASSETS	$50,494	$49,815

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$579,646	$657,379
Accounts payable-related party	5,548	361
Accrued expenses	1,840,873	1,447,282
Notes payable	10,800	10,800
Convertible notes payable	479,329	307,220
Loan from shareholder	645,419	645,419
Total liabilities	3,561,615	3,068,461

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 6,320,000 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 24,960,596 and 23,710,596 shares issued and
outstanding as of March 31, 2012 and December 31, 2011, respectively	24,960	23,710
Additional paid-in capital	17,504,332	17,480,582
Deficit accumulated during the development stage	(21,069,329)	(20,555,008)
Total stockholders' deficit of GeneThera, Inc.	(3,524,622)	(3,035,301)
Non-controlling interest	13,501	17,331
Total stockholders’ deficit	(3,511,121)	(3,018,646)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$50,494	$49,815

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Consolidated Statements of Expenses

For the three months ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Expenses
General and administrative expenses	$206,820	$73,189
Payroll expenses	271,265	69,750
Depreciation	2,169	662
Laboratory expenses	34,863	-

Total operating expenses	515,117	143,601

Loss from operations	515,117	143,601

Other expenses
Interest expense	1,072	1,591
Foreign exchange loss	1,962	-
Total other expense	3,034	1,591
Net loss	$518,151	$145,192

Net loss attributable to non-controlling interest	$3,830	$-
Net loss attributable to GeneThera, Inc.	$514,321	$145,192
Loss per common share - Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding -basic and diluted	24,864,442	22,275,227

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(518,151)	$(145,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,329	662
Shares issued for services	-	2,400
Changes in operating assets and liabilities:
Prepaid expenses	-	(5,463)
Accounts receivable - related parties	3,765	(13,196)
Accounts payable - related parties	5,187	-
Accounts payable and accrued expenses	316,534	157,123
Net cash used in operating activities	(190,336)	(3,666)

Cash flows from financing activities
Proceeds from convertible notes	172,109	-
Proceeds from issuance of stock	25,000	3,810
Net cash provided by financing activities	197,109	3,810

Net effect of exchange rates change	507	-

Net increase in cash	7,280	144
Cash at the beginning of the period	1,436	7
Cash at the end of the period	8,716	151

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$--	$--

Non-cash investing and financing transactions:
Shares issued arising from note conversion	-	55,673
Conversion of convertible notes payable to common stock	-	$10,425

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

The consolidated financial statements include GeneThera, Inc., its wholly owned subsidiary GeneThera, Inc. (Colorado) and its 90% owned Mexico subsidiary, Applied Genetics S.A. de C.V. (“Applied Genetics”), (collectively “GeneThera” or the “Company”). On January 3, 2012, the Company obtained, at no additional cost to the Company, 40% of the shares of Applied Genetics in addition to 50% of the shares already owned by the Company.

GeneThera is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

The accompanying unaudited interim consolidated financial statements of Genethera have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2011, as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Noncontrolling Interest

Noncontrolling interests are recorded for the entities that are consolidated but are not wholly owned by the Company.  Noncontrolling interest recorded in these Consolidated Financial Statements is comprised of 10% of the shares of Applied Genetics, the Company's subsidiary in Mexico, of which at March 31, 2012, the Company owns 90%.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of March 31, 2012. These conditions raise substantial doubt as to GeneThera’s ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera’s viability, through private or public equity offerings, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

GENETHERA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4 – ACCRUED EXPENSES

Following is a detail of the Company’s accrued expenses as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accrued salaries and payroll taxes	$1,700,283	$1,425,307
Accrued interest	24,237	21,975
Accrued legal and consulting fees	116,353	-

Total accrued expenses	$1,840,873	$1,447,282

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $645,419 as of March 31, 2012 and 2011, respectively. This outstanding loan to the Company is unsecured and non-interest bearing.

As of March 31, 2012, the Company owed $5,548 to related parties for cash advances and expenses paid on behalf of the Company. At December 31, 2011, the Company had accounts receivable from these related parties of $3,765.

NOTE 6 – NOTES PAYABLE

On September 8, 2011, an investor agreed to invest a total of $1,000,000 on or before September 30, 2012, and is to receive 24,000,000 common shares upon the completion of such investment as additional consideration for such investment. To date, the investor has invested $479,329, including $172,109 during the three months ended March 31, 2012.  The $479,329 has been invested in the form of convertible notes to date and the additional ‘bonus’ shares have not been issued or earned to date.

NOTE 7 - SHAREHOLDERS’ EQUITY

Common stock

On January 7, 2012, the Company sold 1,250,000 common shares for $25,000 cash.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company entered into a new employment agreement, effective January 8, 2012, for a five year term with the Chief Executive Officer of the Company. In accordance with the agreement, the Company's Chief Executive Officer shall receive monthly compensation of $18,000 and a $24,000 signing bonus, however as no amounts have been paid under this agreement, these expenses have been recorded in accrued expenses in the consolidated balance sheet as of March 31, 2012.  The agreement also entitles the officer to receive $90,000 of the Company's stock in March of every year covered by the agreement.

Also, the Company entered into a new employment agreement, effective January 8, 2012, for a five year term with the Chief Financial Officer of the Company. Per the terms of the new agreement, the officer shall receive monthly compensation of $14,000, and a $14,000 signing bonus, however as no amounts have been paid under this

GENETHERA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

agreement, these expenses have been recorded in accrued expenses in the consolidated balance sheet as of March 31, 2012.  The agreement also entitles the officer to receive $45,000 of the Company's stock in March of every year covered by the agreement.

As of March 31, 2012, the Company had not issued the stock to the officers and recorded a $135,000 liability as accrued expense in its Consolidated Financial Statements.

Applied Genetics marketing agreement with Nutrición Avanzada

On February 1, 2012, Applied Genetics, a 90% owned subsidiary of GeneThera, Inc., entered into a sales and marketing agreement with Nutrición Avanzada. According to the terms of the agreement, GeneThera, Inc., through its subsidiary Applied Genetics, granted Nutrición Avanzada the exclusive right to purchase, market, and distribute the GeneThera Field Collection System product in Mexico. Applied Genetics will pay Nutrición Avanzada a 30% commission of the total price of each product. The initial term of the agreement is for a period of one year.

Agreement with National University Autonomous of Mexico

On February 21, 2012, Applied Genetics, entered into an agreement with National University Autonomous of Mexico (“La Universidad Nacional Autonoma de Mexico” or “La UNAM”) to conduct a joint research (study) on validation and implementation of a system for detecting the presence of Paratuberculosis Microbacterium in cattle, sheep and goats. Pursuant to the terms of the agreement, La UNAM will provide Applied Genetics with laboratory facilities to conduct necessary clinical and diagnostic tests. La UNAM will also provide Applied Genetics with 200 animal blood samples to be used in the research. Applied Genetics, on its part, will finance the research for a period of no less than 24 months, provide necessary consumables and chemicals. Applied Genetics is also responsible for remuneration to La UNAM for additional services provided by technicians participating in the study. According to the terms of the agreements, Applied Genetics will pay for all the field and operating expenses related to the study and will donate La UNAM some of the research equipment, specified in the agreement. Upon completion of the study, the parties may publish the documents presenting academic interest derived from the study, provided they have the express authorization in writing by the other party, and on condition that the correspondents’ credits are recognized. In case that the work to be published is deemed to have a commercial interest, the parties to the research cannot proceed to its disclosure until the technology is duly protected.

As of March 31, 2012, the above mentioned study hadn’t commenced; no amounts were paid and no equipment was donated to La UNAM.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

We did not generate any revenues for the three months ended March 31, 2012 and 2011.

We had total operating expenses of $515,117 for the three months ended March 31, 2012, compared to total operating expenses of $143,601 for the three months ended March 31, 2011, an increase of $371,516 from the prior period. The increase in expenses was largely due to higher general and administrative and payroll expenses.

We had a net loss of $518,151 for the three months ended March 31, 2012, compared to a net loss of $145,192 for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of March 31, 2012 of $50,494, which included cash of $8,716, property and equipment, net of $34,778, and total other assets of $7,000.

We had total liabilities of $3,561,615 as of March 31, 2012, which included $579,646 of accounts payable, $1,840,873 of accrued expenses, $10,800 of notes payable, $479,329 of convertible notes payable and $645,419 of loan from shareholder.

We had negative working capital of $3,552,899 and a deficit accumulated during the development stage of $21,069,329.

We had net cash used in operating activities of $190,336 for the three months ended March 31, 2012, which mainly included $518,151 of net loss largely offset by an increase of $316,534 of accounts payable and accrued expenses.

We had $197,109 of net cash provided by financing activities for the three months ended March 31, 2012, which was due to proceeds of $25,000 from sale of stock and $172,109 of proceeds from convertible notes.

It is estimated that we will require outside capital for the remainder of 2012 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico. Currently the Company is in discussions with one group to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective due to limited segregation  of duties to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On June 29, 2007, the Internal Revenue Service filed a Federal Tax Lien at the Jefferson County Recorder in the State of Colorado in the amount of $1,983. The Company has not satisfied the judgment.

On June 6, 2008, Mark A. Shoemaker filed a Civil Judgment at the LA County/Recorder of Deeds Court in the State of California the amount of $37,721. The Company has not satisfied the judgment.

In June 2009, James Tufts filed a complaint at the Small Claims Court in Jefferson County, Colorado in the amount of $4,000 plus expenses from a London trip. The Company has not satisfied the judgment.

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

On February 10, 2009, Centennial Credit Corporation filed a Civil Judgment at the Jefferson County Court in the State of Colorado in the amount of $967. The Company has not satisfied the judgment.

On August 29, 2011, the Company had a court hearing concerning a litigation filed by The Park III related to unpaid rent according to our lease agreement. The District Court of Boulder (Colorado) entered a judgment against the Company in the amount of $77,000. The Company has not satisfied the judgment.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on April 11, 2012 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2012, the Company issued 1,250,000 shares of its common stock for cash for total proceeds of $25,000.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Employment Agreement with Antonio Milici (CEO)
10.2*	Employment Agreement with Tannya L. Irizarry (CFO)
10.3(1)	Marketing and Sales Agreement with Nutrición Avanzada
10.4*	Agreement with National University Autonomous of Mexico
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document
101.SCH*(#)	XBRL Schema Document
101.CAL*(#)	XBRL Calculation Linkbase Document
101.DEF*(#)	XBRL Definition Linkbase Document
101.LAB*(#)	XBRL Label Linkbase Document
101.PRE*(#)	XBRL Presentation Linkbase Document

* Attached hereto.

(1) Filed as an exhibit to our Report on Form 8-K, filed with the Commission on March 5, 2012 and incorporated herein by reference.

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

GENETHERA, INC.

By:  s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer (Principal Executive Officer)

May 16, 2012

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-Q for the fiscal quarter ended March 31, 2012 of GeneThera, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an Annual Report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 16, 2012

/s/ Antonio Milici

--------------------------

Antonio Milici

President and Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1.   I have reviewed this Form 10-Q for the fiscal quarter ended March 31, 2012 of GeneThera, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an Annual Report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date:  May 16, 2012

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

(Principal Financial/Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended March 31, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:

Antonio Milici

Title:

President and Chief Executive Officer (Principal Executive Officer)

Date:

May 16, 2012

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended March 31, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/ Tannya L Irizarry

Name:

Tannya L Irizarry

Title:

Chief Financial Officer (Interim) (Principal Financial/Accounting Officer)

Date:

May 16, 2012