Form 10-Q
period 2012-06-30
GENETHERA INC
filed 2012-08-20
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,960,596 Shares of $.001 par value Common Stock outstanding as of June 30, 2012 and Series A 4,600 Shares, and Series B 15,410,000 shares of $.001 par value Preferred Stock outstanding as of August 10, 2012.

2

(Unaudited)

ASSETS	June 30, 2012	December 31, 2011
Current assets
Cash	$13,007	$1,436
Receivable-related party	266	3,765
Total current assets	13,273	5,201
Property and equipment
Office and laboratory equipment and leasehold improvements	1,167,163	766,851
Less: Accumulated depreciation	(733,565)	(729,237)
Total property and equipment, net	433,598	37,614
Other assets	7,000	7,000
TOTAL ASSETS	$453,871	$49,815

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,019,606	$656,703
Accounts payable-related party	-	361
Accrued expenses	1,936,873	1,447,282
Notes payable	10,800	10,800
Convertible notes payable	700,846	307,220
Loan from shareholder	645,419	645,419
Total current liabilities	4,313,544	3,067,785

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share,
20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	5	5
Series B preferred stock, par value $0.001 per share
20,000,000 shares authorized, 15,410,000 and 15,410,000
shares issued and outstanding, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 24,960,596 and 23,710,596 shares
issued and outstanding, respectively	24,960	23,710
Additional paid-in capital	17,504,332	17,480,582
Deficit accumulated during the development stage	(21,400,644)	(20,555,008)
Accumulated other comprehensive loss	(12,936)	-
Total stockholders' deficit of Genethera, Inc.	(3,868,873)	(3,035,301)
Non-controlling interest	9,200	17,331
Total stockholders’ deficit	(3,859,673)	(3,017,970)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$453,871	$49,815

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Consolidated Statements of Expenses

For the three and six months ended June 30, 2012 and 2011

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012		2011
Expenses
Other compensation			$		$2,400
Consulting				-	-
General and administrative expenses	196,502	113,283		403,322	176,747
Payroll expenses	96,000	69,750		367,265	139,500
Depreciation	2,118	662		4,287	1,323
Laboratory expenses	42,958	2,638		77,821	2,638

Total operating expenses	337,578	186,333		852,695	322,608

Loss from operations	337,578	186,333		852,695	322,608

Other expenses
Interest expense	-	2,583		1,072	4,174
Total other expense	-	2,583		1,072	4,174
Net loss	337,578	188,916		$853,767	$326,782

Net loss attributable to non-controlling interest	4,301	-		$8,131	$0
Net loss attributable to Genethera, Inc.	333,277	188,916		$845,636	$326,782
Loss per common share - Basic and diluted	(0.01)	(0.01)		$(0.03)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	24,960,596	24,362,847		24,912,519	23,324,804

See accompanying notes to these unaudited consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

		Six Months Ended
		June 30
		2012		2011
Cash flows from operating activities
Net loss		$(853,767)		$(326,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		4,328		1,323
Shares issued for services				2,400
Expenses paid by related party		-		-
Changes in operating assets and liabilities:
Prepaid expenses		-		(5,911)
Accounts receivable - related parties		3,499		-
Accounts payable - related parties		(361)		(31,513)
Accounts payable and accrued expenses		496,275		331,884
Net cash used in operating activities		(350,026)		(28,600)

Cash flows from investing activities
Cash paid for purchase of property and equipment		(44,093)		(149)

Cash flows from financing activities
Proceeds from issuance of stock		25,000		28,810
Proceeds from convertible notes		393,626		-
Net cash provided by financing activities		418,626		28,810

Net effect of exchange rates change		(12,936)		-

Net increase in cash		11,571		61
Cash at the beginning of the year		1,436		7
Cash at the end of the year		13,007		68

Supplemental disclosures of cash flow information:		-
Cash paid for interest	$	$ -	$	$ -
Cash paid for income taxes	$	$ -	$	$ -
Az
Non-cash investing and financing transactions:
Equipment purchased on account		356,219		-
Conversion of convertible notes payable to common stock		-		74,073
Proceeds from convertible notes payable		-		167377

See accompanying notes to these unaudited consolidated financial statements.

4

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

Non-controlling Interest

Non-controlling interests are recorded for the entities that are consolidated but are not wholly owned by the Company.  Non-controlling interest recorded in these Consolidated Financial Statements is comprised of 10% of the shares of Applied Genetics, the Company's subsidiary in Mexico, of which at June 30, 2012, the Company owns 90%.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of June 30, 2012. These conditions raise substantial doubt as to GeneThera’s ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera’s viability, through private or public equity offerings, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

4

GeneThera, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4 – ACCRUED EXPENSES

Following is a detail of the Company’s accrued expenses as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accrued salaries and payroll taxes	$1,796,283	$1,425,307
Accrued interest	24,237	21,975
Accrued legal and consulting fees	116,353	-

Total accrued expenses	$1,936,873	$1,447,282

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $645,419 as of June 30, 2012 and December 31, 2011, respectively. This outstanding loan to the Company is unsecured and non-interest bearing.

At December 31, 2011, the Company had accounts receivable from these related parties of $266.

NOTE 6 – NOTES PAYABLE

On September 8, 2011, an investor agreed to invest a total of $1,000,000 on or before September 30, 2012, and is to receive 24,000,000 restricted common shares upon the completion of such investment at a share price equal to $0.0416 per share. To date, the investor has invested $700,846, including $393,626 during the six months ended June 30, 2012.  The $700,846 has been invested in the form of convertible notes to date and the additional ‘bonus’ shares have not been issued or earned to date. The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined the embedded conversion feature should be classified in equity.

NOTE 7 – SHAREHOLDER’S EQUITY

Common stock

On January 7, 2012 the Company sold 1,250,000 common shares for $25,000 cash.

4

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

We did not generate any revenue for the three months ended June 30, 2012 and 2011.

We had total operating expenses of $337,578 for the three months ended June 30, 2012, compared to total operating expenses of $186,333 for the three months ended June 30, 2011, an increase of $151,245 from the prior period.  The increase in expenses was largely due to an increase in general and administrative and payroll expenses to $292,502 for the three months ended June 30, 2012, compared to $183,033 for the three months ended June 30, 2011, an increase of $109,469 from the prior period, and an increase in laboratory expenses to $42,958 for the three months ended June 30, 2012, compared to $2,638 for the three months ended June 30, 2011, an increase of $40,320 from the prior period.

We had a net loss of $337,578 for the three months ended June 30, 2012, compared to a net loss of $188,916 for the three months ended June 30, 2011, an increase of $144,361 from the prior period.

FOR THE SIX MONTHS ENDED JUNE 30, 2012, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

We did not generate any revenues for the six months ended June 30, 2012 and 2011.

We had total operating expenses of $852,695 for the six months ended June 30, 2012, compared to total operating expenses of $322,608 for the six months ended June 30, 2011, an increase of $530,087 from the prior period. The increase in expenses was largely due to an increase in general and administrative and payroll expenses to $770,587 for the six months ended June 30, 2012, compared to $316,247 for the six months ended June 30, 2011, an increase of $454,340 from the prior period.

We had a net loss of $853,767 for the six months ended June 30, 2012, compared to a net loss of $326,782 for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of June 30, 2012 of $453,871, which included cash of $13,007, accounts receivable related party of $266, net property and equipment of $433,598, and total other assets of $7,000.

We had total liabilities of $4,313,544 as of June 30, 2012, which included $1,019,606 of accounts payable, $1,936,873 of accrued expenses, $10,800 of notes payable, $700,846 of convertible notes payable and $645,419 of loan from shareholder.

We had negative working capital of $4,300,271 and a deficit accumulated during the development stage of $21,400,644.

We had net cash used in operating activities of $350,026 for the six months ended June 30, 2012, which mainly included $853,767 of net loss largely offset by an increase of $496,275 of accounts payable and accrued liabilities.

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

As of June 30, 2012, the above mentioned study hadn’t commenced; no amounts were paid and no equipment was donated to La UNAM.

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

None

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

August 17, 2012

4

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1.   I have reviewed this Form 10-Q for the fiscal quarter ended June 30, 2012 of GeneThera, Inc.;

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

Date:  August 17, 2012

/s/ Antonio Milici

--------------------------

Antonio Milici

President and Chief Executive Officer

(Principal Executive Officer)

4

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1.   I have reviewed this Form 10-Q for the fiscal quarter ended June 30, 2012 of GeneThera, Inc.;

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

Date:  August 17, 2012

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

(Principal Financial/Accounting Officer)

4

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended June 30, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/  Antonio Milici

Name:

Antonio Milici

Title:

President and Chief Executive Officer (Principal Executive Officer)

Date:

August 17, 2012

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended June 30, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By:       /s/ Tannya L Irizarry

Name:

Tannya L Irizarry

Title:

Chief Financial Officer (Interim) (Principal Financial/Accounting Officer)

Date:

August 17, 2012

4