Form 10-Q
period 2012-09-30
GENETHERA INC
filed 2012-11-19
CIK 1017110

GeneThera, Inc.

Consolidated Balance Sheets

(Unaudited)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,960,596 Shares of $.001 par value Common Stock outstanding as of September 30, 2012 and Series A 4,600 Shares, and Series B 15,410,000 shares of $.001 par value Preferred Stock outstanding as of November 19, 2012.

2

GeneThera, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$ 3,552	$ 1,436
Receivable-related party	3,894	3,765
Total current assets	7,446	5,201
Property and equipment
Office and laboratory equipment and leasehold improvements	1,168,441	766,851
Less: Accumulated depreciation	(743,669)	(729,237)
Total property and equipment, net	424,772	37,614
Other assets	7,000	7,000
TOTAL ASSETS	$ 439,218	$ 49,815

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 968,267	$ 656,703
Accounts payable-related party	-	361
Accrued expenses	2,032,873	1,447,282
Notes payable	10,800	10,800
Convertible notes payable	874,419	307,220
Loan from shareholder	645,419	645,419
Total liabilities	4,531,778	3,067,785

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 6,320,000 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 24,960,596 and 21,865,913 shares issued and
outstanding as of December 31, 2011, and 2010, respectively	24,960	23,710
Additional paid-in capital	17,504,332	17,480,582
Deficit accumulated during the development stage	(21,641,571)	(20,555,008)
Total stockholders' deficit of Genethera, Inc.	(4,096,864)	(3,035,301)
Non-controlling interest	4,304	17,331
Total stockholders’ deficit	(4,092,560)	(3,017,970)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 439,218	$ 49,815

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Consolidated Statements of Expenses

 (Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Expenses
Consulting	$ -	$ 26,451	-	$ 26,451
General and administrative expenses	91,711	483,991	495,033	663,138
Payroll expenses	96,000	69,750	463,265	209,250
Depreciation	9,958	663	14,245	1,986
Laboratory expenses	43,248	456	121,069	3,094

Total operating expenses	240,917	581,311	1,093,612	903,919

Loss from operations	(240,917)	(581,311)	(1,093,612)	(903,919)

Other expenses
Interest expense	-	(1,376)	(1,072)	(5,550)
Foreign exchange loss	(4,906)	-	(4,906)	-
Total other expense	(4,906)	(1,376)	(5,978)	(5,550)
Net loss	$ (245,823)	$ (582,687)	$ (1,099,590)	$ (909,469)

Net loss attributable to non-controlling interest	$ (4,896)	$ -	$ (13,027)	$ -
Net loss attributable to Genethera, Inc.	$ (240,927)	$ (582,687)	$ (1,086,563)	$ (909,469)
Loss per common share - Basic and diluted	$ (0)	$ (0)	$ (0)	$ (0)

Weighted average common shares outstanding -
Basic and diluted	24,960,596	25,782,947	24,928,662	24,153,189

See accompanying notes to these unaudited consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,099,590)	(909,469)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock-based compensation	-	471,750
Depreciation expense	14,432	1,986
Changes in assets and liabilities:
Prepaid expenses	-	(911)
Account receivable- related party	3,499	-
Account payable related party	(361)	(31,513)
Accounts payable and accrued expenses	540,936	445,244

Net cash used in operating activities	(541,084)	(22,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(44,093)	(5,791)

Net cash used in investing activities	(44,093)	(5,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,000	28,810
Proceeds from convertible notes	567,199	-

Net cash provided by financing activities	592,199	28,810
Net effect of change in exchange rates	(4,906)	-
Net increase in cash	2,116	106

CASH AT BEGINNING PERIOD	1,436	7

CASH AT END OF PERIOD	3,552	113

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Noncash investing and financing
Equipment purchased on account	356,219	-
Shares cancelled	-	1,397
Conversion of convertible notes payable to common stock	-	176,696
Related party transactions	-	1,265,088

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

Non-controlling Interest

Non-controlling interests are recorded for the entities that are consolidated but are not wholly owned by the Company.  Non-controlling interest recorded in these Consolidated Financial Statements is comprised of 10% of the shares of Applied Genetics, the Company's subsidiary in Mexico, of which at September 30, 2012, the Company owns 90%.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of September 30, 2012. These conditions raise substantial doubt as to GeneThera’s ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera’s viability, through private or public equity offerings, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $645,419 as of September 30, 2012 and December 31, 2011. This outstanding loan to the Company is unsecured and non-interest bearing.

The Company has accounts receivable from these related parties of $3,894 and $3,765 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 5 – NOTES PAYABLE

4

GeneThera, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

On September 8, 2011, an investor agreed to invest a total of $1,000,000 on or before September 30, 2012, and was to receive 24,000,000 common shares upon the completion of such investment at a share price of $0.0416. To date, the investor has invested $874,419,  this has been invested in the form of convertible notes to date and the additional ‘bonus’ shares have not been issued or earned to date. The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined the embedded conversion feature should be classified in equity.

NOTE 6 – SHAREHOLDER’S EQUITY

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

We did not generate any revenue for the three months ended September 30, 2012 and 2011.

We had total operating expenses of $240,917 for the three months ended September 30, 2012, compared to total operating expenses of $581,311 for the three months ended September 30, 2011, an decrease of $340,394 from the prior period.  The decrease in expenses was largely due to an decrease in general and administrative to $91,711 for the three months ended September 30, 2012, compared to $483,991 for the three months ended September 30, 2011, a decrease of $392,280 from the prior period, and an increase in laboratory expenses to $43,248 for the three months ended September 30, 2012, compared to $456 for the three months ended September 30, 2011, an increase of $42,792 from the prior period.

We had a net loss of $240,927 for the three months ended September 30, 2012, compared to a net loss of $582,687 for the three months ended September 30, 2011, a decrease of $341,760 from the prior period.

4

FOR THE NINE MONTHS ENDED SEPTEMBER 31, 2012, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

We did not generate any revenues for the nine months ended September 30, 2012 and 2011.

We had total operating expenses of $1,093,612 for the nine months ended September 30, 2012, compared to total operating expenses of $903,919 for the nine months ended September 30, 2011, an increase of $189,693 from the prior period. The increase in expenses was largely due to an increase in payroll expense and laboratory expense to $584,334 for the nine months ended September 30, 2012, compared to $212,344 for the nine months ended September 30, 2011, an increase of $371,990 from the prior period.

We had a net loss of $1,086,563 for the nine months ended September 30, 2012, compared to a net loss of $909,469 for the nine months ended September 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of September 30, 2012 of $439,218, which included cash of $3,552, accounts receivable related party of $3,894, net property and equipment of $424,772, and total other assets of $7,000.

We had total liabilities of $4,531,778 as of September 30, 2012, which included $968,267 of accounts payable, $2,032,873 of accrued expenses, $10,800 of notes payable, $874,419 of convertible notes payable and $645,419 of loan from shareholder.

We had negative working capital of $4,539,224 and a deficit accumulated during the development stage of $21,641,571.

We had net cash used in operating activities of $541,084 for the nine months ended September 30, 2012, which mainly included $1,099,590 of net loss largely offset by an increase of $540,936 of accounts payable and accrued liabilities.

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

4

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

As of September 30, 2012, the above mentioned study hadn’t commenced; no amounts were paid and no equipment was donated to La UNAM.

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

4

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

4

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

4

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

4

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENETHERA, INC.

By:  s/ Antonio Milici

Name:   Antonio Milici
Title:  President and Chief Executive Officer (Principal Executive Officer)

November 19, 2012

4