Form 10-K
period 2012-12-31
GENETHERA INC
filed 2013-04-16
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM 01/01/2012 TO 12/31/2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes x No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes x☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company x☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No  ☒

The issuer's revenues for the most recent fiscal year ended December 31, 2012 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $23,711.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 25,960,596 shares of common stock issued and outstanding as of April 15, 2013.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Part I

Item 1. Business

Item 1A. Risk Factors

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Mine Safety Disclosures

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis or Plan of Operation

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

Part IV

Item 15. Exhibits, Financial Statement Schedules

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

Our common stock currently trades on the OTC “Over-The-Counter” market under the symbol GTHR.  Our executive offices are located at 7577 W. 103rd Ave. Suite 212 in Westminster, CO 80021 and our telephone number is 303-439-2085.

For the fiscal year 2012, and as of now, the Company had one subsidiary, GeneThera, Inc., a Colorado corporation. In addition GeneThera holds a 50% ownership in Applied Genetics, a commercial diagnostics laboratory located in Monterrey, Mexico. On December 1, 2011, Dr. Antonio Milici, the Company’s Chief Executive Officer was appointed Interim President of Applied Genetics. Upon becoming President of the company, Dr. Milici has started a reorganization plan of the Applied Genetics operations. The goal of this reorganization plan is to initiate revenues generating operations beginning in the third quarter of 2013.

COMPANY PROFILE

GeneThera is a biotechnology company, dedicated to improving food safety byapplying the latest molecular technologies to eradicate "cross over"(zoonotic) diseases such as Johne's disease, Mad Cow Disease, Chronic Wasting Disease, and E.coli. Diseases of terrestrial, avian and aquatic life animals influence a number of economic and global security issues; food for an increasing world population, access to international trade, species conservation and protection of those endangered, and economic growth in developing and re-organizing nations. Because many animal disease agents are zoonotic (transmissible between humans and animals, causing infection in both species), their management and prevention are crucial to improving public health on a global scale.  The Company focuses on developing molecular diagnostic tests, therapeutics, and vaccines in the belief that better technologies and methodology need to be implemented to help control emerging diseases in animals and in humans, and believes that, if not, these diseases in animals will likely continue to cause serious and growing problems in terms of economics, human health and biodiversity.

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

The Company believes it will require significant additional funding in order to achieve its business plan.  Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $10,000,000 in additional funding.  There are no guarantees that the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can fully achieve the goals laid out in its business plan.

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

Crohn’s Disease

Crohn's disease (also known as Crohn-Leśniowski Disease, or "Charlotte Forditis" morbusLeśniowski-Crohn, granulomatous and regional enteritis) is an inflammatory disease of the intestines that may affect any part of the gastrointestinal tract from anus to mouth, causing a wide variety of symptoms. It primarily causes abdominal pain, diarrhea (which may be bloody), vomiting, or weight loss, but may also cause complications outside of the gastrointestinal tract such as skin rashes, arthritis and inflammation of the eye.

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

Our recent developments include the progress we are making in regards to our Johne's disease validation trials scheduled to begin in collaboration with the Universidad National Autonoma de Mexico, a prominent state university in Mexico City. Our joint venture with NutricionAvanzada, created a new company Applied Genetics. Applied Genetics is the marketing arm of GeneThera for the Mexican marketing of our Johne's disease testing service and subsequent Vaccine, (which is currently under development), has been in contact with several major ranchers throughout Mexico, and the overwhelming response from the ranchers has been an outcry for help in detecting and eliminating Johne's disease which is running rampant in their herds. Government approval and recommendation is expected to occur quickly once the validation trials are complete. The validation trials should be complete within 3-4 months from start. We will be conducting paid testing on a limited basis during the validation trials.

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

GeneThera’s majority owned subsidiary, Applied Genetics, based in Monterrey Mexicois the Company’s commercial molecular diagnostic laboratory. Applied Genetics’ focus is to test milk, feces, and blood samples from dairy cows, sheep and goats, exclusively in Mexico, employing GeneThera proprietary technology.

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

HERDCHECK™ (Molecular Test)

HerdCheck is our diagnostic product. Samples are collected using a Field Collection System with includes specific collection tubes and ship to a GeneThera laboratory forprocessing.

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

DEVELOPMENTS TO DATE

HerdCheck

GeneThera has developed a molecular system for the detection of Johne’s disease in milk, blood and feces of dairy cows infected with the Mycobacterium paratuberculosis sub. Avium.(MAP). Samples from milk obtaining from supermarket shelves were either “spiked’ with different concentrations of MAP or ‘naturally processed. The bacterial DNA was isolated using both, manual and robotic- based DNA extraction procedures and analyzed using The Real Time PCR technology. Using this methodology we can detect between two (2) and twenty (20) bacterial particles from 10 ml of milk. We believe that our test will be very useful for early detection of MAP both in milk samples and infected cows.

We are currently evaluating several robotic systems for DNA extraction. We believe that we can further increase the sensitivity of the molecular assay by using robotic driven DNA extraction methods.

GeneThera set up a molecular diagnostic laboratory in Monterrey Mexico, which will be operated by Applied Genetics, our majority owned subsidiary. The laboratory is scheduled to initiate commercial activity during the third part of 2013.

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

Monoclonal Antibody Production Chimerization& Humanization

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

* Applied Genetics laboratory is outfitted with state of the art technology to ensure the validity of results.

* Sample collection, delivery procedure sets, and laboratory procedures are stringently implemented.

Applied Genetics employs GeneThera HERDCHECK™ proprietary technology for the molecular testing of Johne’s disease

Samples are collected using a field collection system (FCS), which includes specific collection tubes, and ship to Applied Genetics laboratory. The major features of the testing system are:

•

High throughput system.

•

Highly defined and structured testing system.

•

Proprietary Real Time PCR technology.

SALES AND MARKETING

We finalized a marketing agreement with NutricionAvanzada S.A. NutricionAvanzada is the largest Mexican distributor of animal feed and has an extensive distribution network. Under the preliminary terms of the agreement NutricionAvanzada will have 1) exclusive rights to market, sell and distribute GeneThera FCS in Mexico; 2) will purchase products from GeneThera and resell it to third parties; 3) will purchase the products at a 30% discounted rate; 4) will cover expenses related to market, sell and distribute the products. This agreement had an initial one-year term renewable upon mutual agreement. We are reviewing our options with the President of NutricionAvanzada.We believe this agreement was not performed properly. Instead of giving us substantial market penetration, we had none. Moreover, we were unable to avoid expending significant funds to develop a sales and marketing organization because the marketer was unable to provide written contract agreements detailing such important and accurate scientific work. The CEO and also Chief Scientific Officer has been discussing this with NutricionAvanzada's president. The Company is interviewing prospective marketers for our commercial laboratory.

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

MANUFACTURING

We do not manufacture any products in Mexico. We do not rely on NutricionAvanzada facilities in Apodaca, Mexico for manufacturing and assembling of our Field Collection System due to their poor performance during the past year. We do not intend to establish a manufacturing facility to manufacture any products that we may develop in Mexico. We do not intent to manufacture, sell, and distribute any diagnostic or therapeutic product in the United States in the foreseeable future.

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

GOVERNMENT REGULATION

Our unique approach to the testing for various animal diseases allows us to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA. However, it is our intention not to seek, in the foreseeable future, any approval either from the USDA or the FDA for any of the products we develop both, diagnostic or therapeutic. It is our intention to perform any validation or clinical trials of our product abroad and primarily in Mexico where our commercial operation is located. SAGARPA is the Mexican Government Agency that regulates and approves animal tests and vaccines; we have initiated the formal approval process for our HerdCheck molecular system. SAGARPA will require a validation study to be performed to demonstrate the effectiveness of the system. Validation studies will be performed according to SAGARPA guidelines. We have submitted an application outlining a protocol for animal studies. Validation studies will be conducted in collaboration with The Center of Training, Research, and Expansion of High Plateau Animal Production of the School of Veterinary Medicine (C.E.I.E.P.A.A) of the Universidad NacionalAutonoma de Mexico (UNAM). UNAM is a federal institution credited with SAGARPA.  We expect the validation study to commence and be finally completed within the next 12-18 month period.

ITEM 1A:

RISK FACTORS

We encounter various risks related to our business and our industry.  While the Company is optimistic about its long term prospects, the following risk factors should be considered in evaluating its outlook.

There is a substantial doubt about GeneThera’s ability to continue as an on-going concern.

GeneThera has had negligible revenues since inception, had a negative working capital deficit and an accumulated deficit of $22,346,418 and $20,555,008, respectively as of December 31, 2012 and 2011, and had a net loss of $1,811,792 for the year ended December 31, 2012. Because of these circumstances, GeneThera will require additional working capital to develop business operations. There is no assurance that GeneThera will reach a level of revenues adequate to generate sufficient cash flow from operation or obtain additional financing necessary to support GeneThera’s operating expense requirements. If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

If a Loss of Key Personnel Will Occur This Event Could Adversely Affect the Company.

The Company depends to a large part on the efforts and continued employment of Antonio Milici, M.D., Ph.D., our President, Chairman and Chief Executive Officer.  The loss of Dr. Milici will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Dr. Milici may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we may be unable to find a suitable replacement for Dr. Milici, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company has an employment agreement with Dr. Milici, which ends on January 7, 2017.

If theCompany fails to attract and retain additional highly skilled personnel, operations will suffer.

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

From the beginning of its operation, GeneThera has obtained limited funding to implement its business strategy. The Company believes it will require significant additional funding in order to achieve its business plan.  Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $10,000,000 in additional funding.  There are no guarantees that the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can fully achieve the goals laid out in its business plan. If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

The Company operates in a verycompetitive and difficult area. Biotechnology business is notoriously difficult and risky. The Company competes with other more established and better funded companies in the United States and overseas that are involved in the development of similar products. Several of these companies have significantly greater financial resources as well as greater production and marketing capabilities. The field of Biotechnology requires extensive research and development.  Better funded competitors may be able to develop and market superior or less expensive products which will make the Company’s products less valuable or unmarketable.

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

We do not have any “in house” sale, distribution or manufacturing capabilities. The success of our operations depended entirely by the ability of our failed marketing partner NutricionAvanzada to sell our tests and productsto the dairy and cattle industry.

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

The company depends on new and rapidly evolving technologies

We are engaged in activities in the biotechnology field, which is characterized by extensive research effort and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure that research and discoveries by other biotechnology, agriculture, pharmaceutical or other companies will not render our technologies or products uneconomical or result in products superior to those we develop, depend on new and evolving technologies. If these technologies do not produce satisfactory results our business maybe harmed.

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

We require substantial additionalresources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or a collaborative partner, or both, finance research and development activities of our potential products. Accordingly we are continuing to pursue additional sources of financing. Additional financing through strategic collaborations, public or private equity financing sources may not be available on accepted terms. Additionally equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs or potential products any of which could have a material adverse affect on our financial condition or business prospect

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

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

Our common stock is traded on the OTC market under the symbol “GTHR.” In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

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

Furthermore, because our common stock is traded on the OTC market, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in our Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

ITEM 2:

DESCRIPTION OF PROPERTY

We lease approximately 9,600 square feet for our biotechnology laboratory located at 7577 W. 103rd Ave. in Westminster, Colorado 80021. The lease terminates January 31, 2014.  The rent is $7,000 per month for the first 14 months, $10,970 per month for months 15 through 26 and $12,584 per month for the remainder of the lease. We sub-lease 700 square feet of office space to GTI Corporate Transfer Agents, LLC, a related party, located in Suite 209.  The lease is on a three-year basis and the rent is $1,000 per month until January 31, 2014.  We sub-lease laboratory and office space for several biotechnology and holdings companies. These lessees have their lab equipment in our laboratory spaces for their research and development work. The Company is permitted to utilize their lab equipment, which enhances the R&D collaboration among scientific peers. We do not own any real estate property.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently, we do not have the funds to purchase or construct any such laboratories and do not have commitment from any party to provide the funds for a laboratory.

Applied Genetics, our Mexico subsidiary leases approximately 2,500 square feet of office and laboratory space located at 1007 AvenidaLazaro Cardenas, San Pedro Garza, in Nuevo Leon, Mexico. The lease terminates in June 2016. The rent is $4,300 per month.

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

On Novermber 8, 2012, GeneThera apparently had a litigation with Mark Gohr, a consultant the CEO hired once Gohr was laid off from Qwest in 2009. The Company was not aware of such litigation.  The legal documentation was unabled to be served to the Registered Agent when the Agent was out of the country. Gohr had a judgment by default in the amount of $19,000. According to the Company's financial records reflecting whatever invoices, receipts, and/or credit card method of payment supposedly provided by Mark Gohr, this consultant financially assisted the Company for less than $10,000. Litigation is pending.

ITEM 4:

 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock currently trades on the OTC Market under the symbol “GTHR”. The following sets forth the rank of high and low bid quotations for the periods indicated. Such quotations reflect prices between dealers, without retail markup, markdown or commission, and may not represent actual transactions.

Year	Quarter	High	Low
2012	Fourth	$ 0.30	$ 0.03
	Third	0.08	0.08
	Second	0.01	0.005
	First	0.01	0.003
2011	Fourth	$ 0.07	$ 0.008

Third	0.03	0.004
	Second	0.01	0.005
	First	0.01	0.003

ITEM 6:

SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sections of this Form 10-K, including the Management’s Discussion and Analysis or Plan of Operation, contain “forward-looking statements”.  These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements.  You should not unduly rely on these statements.  Forward-looking statements involve assumptions and describe our plans, strategies, and expectations.  You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plans,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intent,” “project,” and similar words and variations thereof.  This report contains forward-looking statements that address, among other things,

* Our financing plans

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

We have not generated significant operating revenue as of December 31, 2012. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for 2012.  For 2012 and 2011, our operating losses were $1,811,792 and $1,121,884, respectively.  Our current liabilities exceeded current assets by $4,618,570 and $3,062,584 as of December 31, 2012 and 2011, respectively.

Although, we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $10,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities and revenues generated by our Project in Mexico.  At this time, we have commitments for additional capital funds.  This amount may exceed an additional $2,500,000 depending on cost involved in the further development and commercialization of our products.  In such event, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

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

Subsequent Events

On January 16, 2013, the Company entered into an agreement with Caro Capital, LLC, for investor relations services. The Company issued 1,000,000 shares of common stock to Caro Capital for consideration of $20. The Company is also to pay Caro $5,000 per month for six months, payable when $500,000 qualified capital is raised for the Company by Caro.

On March 26, 2013, the Company entered into an agreement with Southridge Partners II, LP, under which Southridgeagreed to assume up to $3,788,419 of the Company's liabilities. The liabilities will divided into tranches which will be settled by issuances of the Company’s common stock to Southridge.Common stock will be valued at 75% of the low closing bid price during the minimum period of consecutive trading days previous to settlement over which the dollar trading volume of the Company's common stock exceeds 300% of the purchase price. Shares issued to Southridge are not to exceed 9.99% of the Company's outstanding shares.

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder amounting to $645,419 as of December 31, 2012 and 2011, respectively. This outstanding loan to the Company is unsecured and non-interest bearing.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  Ms. Michelle Torres became the Board Member of GTI Corporate Transfer Agents, LLC with a one-third ownership and/or interest. Ms. Tannya Irizarry has a one-third ownership and/or interest; the remaining one-third ownership belongs to Ms. Krystle Rundle.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

For 2012, the Company has a net loss of $1,811,792 or net loss per share of $0.07, and $0 of revenue as compared with a net loss of $1,121,884, or $0.05 per share, and revenue of $0 for 2011.

General and Administrative Expenses:  General and administrative expenses decreased to $670,331 for 2012 compared to $774,552 for 2011.

Consulting Expenses:  Consulting expenses increased to $240,000 for 2012 compared to $23,084 for 2011.

Depreciation and Amortization Expense:  Depreciation and amortization expenses increased to $36,288 for 2012 compared to $4,363 for 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $1,055 as of December 31, 2012 and a cash balance of $1,436 as of December 31, 2011.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

We will require significant additional funding in order to achieve our business plan.  Specifically, we intend to spend significant funds on validating and testing our products, seeking necessary regulatory approvals and focusing on international expansion.  Over the next 12 month, in order to have the capability of achieving our business plan, we believe that we will require at least $10,000,000.  We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both.  We may not be able to secure the financing that we believe is necessary to implement our strategic objectives and, even if additional financing is secured, we may not achieve our strategic objectives.  As of the date of this Report, we do not have any firm commitments from any investors for any additional funding.

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

EMPLOYEES

As of December 31, 2012, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2017.  In consideration for his services, Dr. Milici will receive a base salary of $216,000 per annual plus bonuses as may be determined by the Board of Directors in its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative

Officer through January 7, 2017.  Ms. Irizarry’s base salary is $168,000 per annum.  The above salaries have been accrued to be paid in common stock shares from the Company. There are no employee issues at this time.

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

PROPERTIES

We lease approximately 9,600 square feet for our biotechnology laboratory located at 7577 W. 103rd Ave. in Westminster, Colorado 80021. The lease terminates January 31, 2014.  The rent is $7,000 per month for the first 14 months, $10,970 per month for months 15 through 26 and $12,584 per month for the remainder of the lease. We sub-lease 700 square feet of office space to GTI Corporate Transfer Agents, LLC, a related party, located in Suite 209.  The lease is $1,000 per month until January 31, 2014. The Company also sub-leases laboratory and office spaces to several biotechnology and holdings companies. These entities also have their laboratory equipment located at our premises for their R&D scientific work.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently, we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.

ITEM 8:

FINANCIAL STATEMENT

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

GeneThera, Inc.

Westminster, Colorado

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and its subsidiaries at December 31, 2012 and 2011 and results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

Houston, Texas

www.malonebailey.com

April 15, 2013

GeneThera, Inc. - Consolidated Balance Sheets

ASSETS	December 31, 2012	December 31, 2011
Current assets
Cash	$1,055	$1,436
Receivable-related party	5,718	3,765
Total current assets	6,773	5,201
Property and equipment
Office and laboratory equipment and leasehold improvements	812,333	766,851
Less: Accumulated depreciation	(765,525)	(729,237)
Total property and equipment, net	46,808	37,614
Other assets	7,000	7,000
TOTAL ASSETS	$60,581	$49,815

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,035,436	$656,703
Accounts payable-related party	173,573	361
Accrued expenses	1,877,547	1,447,282
Notes payable	10,800	10,800
Convertible notes payable	882,716	307,220
Loan from shareholder	645,271	645,419
Total liabilities	4,625,343	3,067,785

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of December 31, 2012 and 2011, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 6,320,000 shares issued and outstanding
as of December 31, 2012 and 2011, respectively	15,410	15,410

Common stock, par value $0.001 per share, 300,000,000
shares authorized, 25,960,596 and 23,710,596 shares issued and
outstanding as of December 31, 2012, and 2011, respectively	25,960	23,710
Additional paid-in capital	17,743,332	17,480,582
Accumulated deficit	(22,346,418)	(20,555,008)
Total stockholders' deficit of Genethera, Inc.	(4,561,711)	(3,035,301)
Non-controlling interest	(3,051)	17,331
Total stockholders’ deficit	(4,564,762)	(3,017,970)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$60,581	$49,815

See accompanying notes to consolidated audited financial statements.

GeneThera, Inc. - Consolidated Statements of Operations

	Year Ended
	December 31,
	2012	2011
Expenses

Consulting	$240,000	$23,084
General and administrative expenses	670,331	774,552
Payroll expenses	357,750	279,000
Depreciation	36,288	4,363
Equipment write-down	355,792	-
Laboratory expenses	147,228	33,387

Total operating expenses	1,807,389	1,114,386

Loss from operations	1,807,389	1,114,386

Other expenses
Interest expense	1,072	6,634
Foreign exchange loss	3,331	864
Total other expense	4,403	7,498
Net loss	$(1,811,792)	$(1,121,884)

Net loss attributable to non-controlling interest	$20,382	$21,084
Net loss attributable to Genethera, Inc.	$1,791,410	$1,100,800
Loss per common share - Basic and diluted	$(0.07)	$(0.05)

Weighted average common shares outstanding -
Basic and diluted	25,041,880	24,411,933

See accompanying notes to consolidated audited financial statements.

GENETHERA, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS DEFICIT

For the years ended December 31, 2012 and 2011

							Additional		Non-	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance at December 31, 2010	4,600	5	6,320,000	6,320	21,865,913	21,866	16,822,944	(19,454,208)	-	(2,603,073)

Shares issued for consulting services	-	-	-	-	1,283,001	1,283	32,283	-	-	33,566

Issuance of common stock for cash	-	-	-	-	1,600,000	1,600	27,210	-	-	28,810

Shares issued for note conversion	-	-	-	-	2,467,200	2,467	174,229	-	-	176,696

Shares issued to officers	-	-	9,090,000	9,090	-	-	445,410	-	-	454,500

Shares cancelled	-	-	-	-	(3,505,518)	(3,506)	(21,494)	-	-	(25,000)

Net loss	-	-	-	-	-	-	-	(1,100,800)	(21,084)	(1,121,884)

Contributions of minority partner to JV	-	-	-	-	-	-	-	-	38,415	38,415

Balance at December 31, 2011	4,600	5	15,410,000	15,410	23,710,596	23,710	17,480,582	(20,555,008)	17,331	(3,017,970)
Issuance of common stock for cash	-	-	-	-	1,250,000	1,250	23,750	-	-	25,000

Shares issued for consulting services					1,000,000	1,000	239,000			240,000

Net Loss	-	-	-	-	-	-	-	(1,791,410)	(20,382)	(1,811,792)
Balance at December 31, 2012	4,600	5	15,410,000	15,410	25,960,596	25,960	17,743,332	(22,346,418)	(3,051)	(4,564,762)

See accompanying notes to consolidated audited financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows

	Year Ended
	December 31
	2012	2011
Cash flows from operating activities
Net loss	$(1,811,792)	$(1,121,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,288	4,363
Shares issued for services	240,000	488,066
Write-down of equipment	355,792	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,656
Accounts receivable - related parties	3,500	(3,765)
Accounts payable - related parties	173,212	(31,152)
Accounts payable and accrued expenses	397,589	269,326
Net cash used in operating activities	(605,411)	(392,390)

Cash flows from investing activities
Cash paid for purchase of property and equipment	(45,482)	(37,773)
Net cash used in investing activities	(45,482)	(37,773)

Cash flows from financing activities
Proceeds from issuance of stock	25,000	28,810
Capital contribution by non-controlling interest to Applied Genetics	55,468	38,415
Proceeds from convertible notes	575,497	364,367
Net cash provided by financing activities	655,965	431,592

Net effect of exchange rates change	(5,453)	-

Net increase in cash	(381)	1,429
Cash at the beginning of the year	$1,436	$7
Cash at the end of the year	$1,055	$1,436

Supplemental disclosures of cash flow information:	-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Shares cancelled	-	1,397
Equipment purchased on credit	$355,792	-
Conversion of convertible notes payable to common stock	$-	$176,696
Shares repurchased	$-	$25,000

See accompanying notes to consolidated audited financial statements

GENETHERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1 – Organization, nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company”).  In addition, the Company has a 90% ownership (increased from 50% on January 2, 2012) in Applied Genetics S.A. de C.V. (“Applied Genetics”), a Mexico Company which was formed on September 28, 2007, but which had no business activities until 2011.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its controlled subsidiary and our subsidiary which we own 90% of and are the primary beneficiary. Intercompany transactions are eliminated.

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

According to the requirements of ASC 810, we have evaluated our relationships with Applied Genetics. We have concluded that Applied Genetics is a VIE for 2011, and the company is the primary beneficiary of the VIE. Accordingly, we adopted the provisions of ASC 810 and consolidated Applied Genetics into our financial statements as of and foryear ended December 31, 2012 and December 31, 2011.

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There were no revenues during the years ended December 31, 2012 and 2011.

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

Non-controlling Interests

Non-controlling interests are recorded for the entities that we consolidate but are not wholly owned by the Company.  Non-controlling interest recorded in our Consolidated Financial Statements is comprised of Genethera’s share of Applied Genetics of which the Company owns 50% at December 31, 2012.

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $22,346,418 and negative working capital of $4,618,570 as of December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Property and equipment

Property and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Office equipment and software	$ 97,733	$ 94,759
Laboratory equipment	685,595	643,084
Leasehold improvements	29,008	29,008
Total	812,333	766,851
Less: Accumulated depreciation	(765,525)	(729,237)
Property and equipment, net	$ 46,808	$ 37,614

During 2012, lab equipment was purchased on credit for $355,792.  Later in 2012, this equipment was seized after another creditor court judgment was rendered against the Company.  The Company is attempting to recover and has not done so as of April 15, 2013.  The full amount has been written off to expense during 2012.

Note 4 – Accrued expenses

The following is the breakdown of the Company’s accrued expenses as of December 31, 2012 and 2011:

	2012	2011
Accrued officer salaries	$ 1,746,904	$ 1,389,154
Accrued interest	24,237	21,975
Accrued expenses- other	106,406	36,153
Total accrued expenses	$ 1,877,547	$ 1,447,282

Note 5 – Related party transactions

The Company has an outstanding loan payable to Antonio Milici, its CEO and shareholder amounting to $645,271 as of December 31, 2012 and 2011, respectively. This outstanding loan to the Company is unsecured and non-interest bearing.

The Company issued 6,400,000 Series B Preferred shares to its CEO during 2011; these shares were issued as restitution for the CEO converting 1,000,000 Preferred shares (“Series B”) into 10,000,000 common shares in 2009.  The 6,400,000 Preferred shares (“Series B”) are convertible into common shares (see note 7).  The Preferred shares were valued using a price of $0.05, which is 10 times the stock price of $0.005, the Company’s stock price on the date of issuance.  The Company recorded a total of $320,000 in restitution expense.

The Company issued 2,690,000 Series B Preferred shares to its CFO during 2011; these shares were issued for compensation.  The Preferred shares (“Series B”) are convertible into common shares (see note 7).  The Preferred shares were valued using a price of $0.05, which is 10 times the stock price of $0.005, the Company’s stock price on the date of issuance.  The Company recorded a total of $134,500 in compensation expense.

As of December 31, 2012, the Company owes Setna Holdings, a related party $173,573. The total is non- interest bearing and due on demand.

The Company has accounts receivable from these related parties of $5,718 and $3,765 as of December 31, 2012 and 2011, respectively.

Note 6 – Convertible notes payable

During 2011, the Company received $392,267 in total from a single investor, plus $10,800 issued to other investors. These amounts are repayable on demand with 8% interest. $85,048 was converted into common shares during 2011, leaving a balance of $318,020 principal and $21,975 accrued interest as of December 31, 2011. During 2012 there were no payments made on these notes and no notes were converted into shares. As of December 31, 2012, the Company owes a total in principle of $882,716 to single investor and 10,800. The accrued interest as of December 31, 2012 is $24,237.

On September 8, 2011, an investor agreed to invest a total of $1,000,000 on or before September 30, 2012, and was to receive 24,000,000 common shares upon the completion of such investment at a share price of $0.0416. To date, the investor has invested $874,419, this has been invested in the form of convertible notes to date and the additional ‘bonus’ shares have not been issued or earned to date. The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined the embedded conversion feature should be classified in equity. On September 30, 2012, Gold X Change defaulted on the Escrow Agreement by failing to complete the one million investment stipulated on the Agreement on that specific period of time. No extension was granted and dispute is still ongoing.

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

Common stock

For the year ended December 31,2012

During 2012, the Company issued 1,000,000 shares valued at $240,000 for services.

During 2012, the Company sold 1,250,000 shares at $0.02 per share for total proceeds of $25,000.

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

Years ended December 31	Operating Leases
2013	204,222
2014	67,412
2015	54,828
Thereafter	27,414

Total minimum lease payments	$ 353,876

Total rent expense for 2012 and 2011 was $182,498 and $127,994, respectively.

Employment agreements

On January 8, 2012, the Company entered into an employment agreement with its chief executive officer and scientific officer for a five year term and providing for compensation of $18,000 per month. On the same date, the Company also entered into an employment agreement with its chief administrative and financial officer for a five year term and providing for compensation of $14,000 per month. Both employment contracts expire on January 7, 2017.

Legal contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements.

Note 9 – Income taxes

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2012 and 2011 of $9,027,598 and $7,455,806, respectively, subject to Section 382 annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2029.  Net deferred taxes are $3,159,659 and $2,609,532 as of December 31, 2012 and 2011.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income.

Note 10 – Subsequent events

On January 16, 2013, the Company entered into an agreement with Caro Capital, LLC, for investor relations services. The Company issued 1,000,000 common shares to Caro Capital for consideration of $20. The Company is also to pay Caro $5,000 per month for six months, payable when $500,000 qualified capital is raised for the Company by Caro.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM9A:

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recoded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

There were no changes in our internal controls over financial reporting during the  December 31, 2012.  Based on our assessment and those criteria, our management believes that the Company does not maintain effective internal control over financial reporting as of December 31, 2012. We concluded that our internal controls are ineffective as the company has limited segregation of duties, insufficient written policies & procedures, and Inadequate financial statement closing process resulting in multiple audit adjustments .We will continue to improve the effectiveness of our internal controls.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company’s executive officers and directors.

Name

Age

Positions

Dr. Tony Milici

58

Chairman of the Board, Chief Executive

Officer and Chief Scientific Officer

Tannya Irizarry

53

Chief Financial Officer (Interim)

Dr. Antonio Milici founded GeneThera, Inc. in 1998 and has served as its Chairman and CEO since inception. Prior to founding GeneThera, Dr. Milici served as CEO and President of Genetrans, Inc., a genetic diagnostic company from 1993 to 1998. Dr. Milici was also an assistant professor in the department of Molecular Pathology at the University of Texas M.D. Anderson Cancer Center.

Tannya L. Irizarry served as Chief Administrative Officer from 1999 to Present. Since May 2007, she has served as Chief Financial Officer (Interim) of the Company. Ms. Irizarry has over 20 years of experience in medical technology and biotechnology industries. Ms. Irizarry worked at the University of Texas M.D. Anderson Cancer Center in the department of Neuro-Oncology with Dr. William S. Fields and the Office of Education with Dr. James Bowen. She also worked at the Medical College of Georgia and subsequently, at the St. Joseph Hospital in the biotechnology division. Ms. Irizarry was the Vice President of Genetrans, Inc. from 1994 to 1998. Ms. Irizarry relocated to Colorado in order to manage GeneThera, Inc. at the request of Dr. Milici.

AvelKolesnikov, age 23, has served as director of the Company since November 2010.

Mr. Kolesnikov is a gold and precious metal commodity broker. He has been involved in the jewelry business for several years both as retailer and wholesaler. Avel has worked extensively with precious stones and has improved laser techniques for stone cutting and jewelry crafting. The Company believed that Avel’s experience in business development might have been an asset to GeneThera, but not anymore. Kolesnikov breached his fiduciary duties towards the Company and is currently in suspension awaiting the conclusion of his investigation.

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

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics can be obtained by calling the Company at 303-439-2085.

ITEM 11:

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal years ended December 31,2012,  2011, 2010 and 2009 concerning the compensation awarded to, earned by, or paid to those persons serving as Chief Executive Officer and Chief Financial Officer of the Company during those years (the “Named Executive Officers”). No other executive officer of the Company had a total annual salary and bonus for the years presented that exceeded $100,000. Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the year ended December 31, 2012.

The following table also summarizes the annual and long-term compensation paid to Dr. Tony Milici, our Chief Executive Officer. Except for Dr. Milici, no other executive officer received annual remuneration in excess of $100,000 during 2011 or 2012. This summary compensation table shows certain compensation information for services rendered in all capacities during each of the last two completed fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Dr. Tony Milici	2009	$144,000		$144,000
Chief Executive Officer	2010	$144,000		$ 144,000
	2011	$144,000		$ 144,000
	2012	$216,000		$216,000

Tannya Irizarry	2009	$ 90,000	45,000	$ 135,000
Chief Financial Officer	2010	$90,000	45,000	$135,000
	2011	$90,000	45,000	$135,000
	2012	$168,000		$168,000

Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer of the Company received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.

No other officer or director received in excess of $100,000 for the years ending December 31 2012, December 31, 2011, December 31, 2010 and December 31, 2009.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2012:

NAME (1)	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	TOTAL ($)

No Director received any Stock Awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings or other Compensation other than what is disclosed above during the year ended December 31, 2012.

(1) Dr. Milici did not receive any compensation separate from the consideration he received as an officer of the Company for the year ended December 31, 2012 in consideration for his service to the Board as a Director of the Company.

(2) Mr. Donahue resigned as a director of the Company in December 2011.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

On January 8, 2012, the Company entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as the Chief Executive Officer and Chief Scientific Officer of the Company through January 7, 2017. Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two year period. In consideration for his services, Dr. Milici receives a base salary of $216,000 per annum throughout the term of the agreement plus bonuses as may be determined by the Compensation Committee of the Board of Directors in its discretion or if the Company achieves net income in excess of $2,000,000 per year. As part of his employment agreement, Dr. Milici has agreed not to compete with the Company, solicit any of its customers or solicit any of its employees for a period of two years after the term of the agreement. Dr. Milici is also subject to confidentiality obligations in favor of the Company and has agreed to transfer to the Company all of his interests in any idea, concept, technique, inventory or written work developed by him during the term of his employment agreement. The Company also provides a company vehicle and gas allowance for him and his scientific consultants. No director received compensation for his services to the Company.

ITEM 12:

 SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2012 by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each of the executive officers who were serving as executive officers at the end of the December 31, 2012 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2012, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 31, 2012, and exercisable or convertible within 60 days thereafter. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 7577 W. 103rd Ave. Ste 212, Westminster, CO 80021.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Five Percent Shareholders:
Shawn T. Dohahue	1,627,557	0.07%
AvelKolesnikov	200,000	0.01%
Directors and Executive Officers:

Dr. Antonio Milici	-
Tannya L. Irizarry	-

All Directors and Executive Officers as a Group	1,827,557	0.08%

This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this Table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this Table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 25,960,596shares of common stock outstanding on December 31, 2012, adjusted as required by rules promulgated by the SEC.

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

Applicable percentages are based on 25,960,596shares of common stock outstanding and on 15,410,000 shares of Series B Preferred Stock outstanding on December 31, 2012, adjusted as required by rules promulgated by the SEC. Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this filing), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

Ms. Irizarry is married to Dr. Antonio Milici. Therefore, she has a beneficial interest in his shares.

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company is not required to have independent Directors, but will seek to appoint independent Directors, if and when it is required to do so.

ITEM 14:

PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’ Form 10-K was as follows:

2011 $18,000

2012 $28,500

AUDIT-RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

The Company’s audit committee, which consists of all directors, approved the services described above.

ITEM 15:

EXHIBITS, FINANCIAL STATEMENTS

Exhibit Number	Description of Exhibit

10.1(1)	Marketing and Sale Agreement

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Filed as an exhibit to our Report on Form 8-K, filed with the Commission on March 5, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April, 2013.

GeneThera, Inc.

By:   /s/ Antonio Milici

Antonio Milici, MD, PhD

President

(Principal Executive Officer)

By:    /s/ Tannya L. Irizarry

Tannya L. Irizarry

Chief Financial Officer (Interim)

(Principal Financial/Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Antonio Milici	President, Director	4/16/2013
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	4/16/2013
Tannya L Irizarry

Exhibit 21.1

Subsidiaries

GeneThera, Inc., a Colorado corporation, is a subsidiary for GeneThera, Inc., a Nevada Corporation. GeneThera Subsidiary will no longer be  in Colorado

GeneThera, Inc. has a subsidiary located in Monterrey,Mexico by the name of Applied Genetics S.A.