Form 10-Q
period 2013-03-31
GENETHERA INC
filed 2013-05-20
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,960,596 Shares of $.001 par value Common Stock outstanding as of March 31, 2013 and Series A 4,600 Shares, and Series B 15,410,000 shares of $.001 par value Preferred Stock outstanding as of May 20, 2013.

GeneThera, Inc.

Consolidated Balance Sheets

(Unaudited)

ASSETS	March 31, 2013	December 31, 2012
Current assets
Cash	$ 1,121	$ 1,055
Receivable-related party	-	5,718
Total current assets	1,121	6,773
Property and equipment
Office and laboratory equipment and leasehold improvements	813,923	812,333
Less: Accumulated depreciation	(770,821)	(765,525)
Total property and equipment, net	43,102	46,808
Other assets	7,000	7,000
TOTAL ASSETS	$ 51,223	$ 60,581
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 1,114,258	$ 1,035,436
Accounts payable-related party	178,461	173,573
Accrued expenses	1,973,572	1,877,547
Notes payable	10,800	10,800
Convertible notes payable	882,716	882,716
Loan from shareholder	645,271	645,271
Total liabilities	4,805,078	4,625,343
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 26,960,596 and 25,960,596 shares issued and
outstanding as of March 31, 2013 and December 31, 2012, respectively	26,960	25,960
Additional paid-in capital	17,842,532	17,743,332
Deficit accumulated during the development stage	(22,632,724)	(22,346,418)
Total stockholders' deficit of Genethera, Inc.	(4,747,817)	(4,561,711)
Non-controlling interest	(6,038)	(3,051)
Total stockholders’ deficit	(4,753,855)	(4,564,762)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 51,223	$ 60,581

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Consolidated Statements of Expenses

 (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Expenses
General and administrative expenses	$ 160,013	$ 206,820
Payroll expenses	96,000	271,265
Depreciation	4,863	2,169
Laboratory expenses	17,736	34,863

Total operating expenses	278,612	515,117

Loss from operations	278,612	515,117

Other expenses
Interest expense	-	1,072
Foreign exchange loss	10,681	1,962
Total other expense	10,681	3,034
Net loss	$ 289,293	$ 518,151

Net loss attributable to non-controlling interest	$ (2,987)	$ (3,830)
Net loss attributable to Genethera, Inc.	$ 286,306	$ 514,321
Loss per common share - Basic and diluted	$ (0.01)	$ (0.02)
Weighted average common shares outstanding -
Basic and diluted	26,805,040	24,864,442

See accompanying notes to these unaudited consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss	$ (289,293)	$ (518,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	100,000	-
Depreciation and amortization	4,863	2,329
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts receivable - related parties	5,718	3,765
Accounts payable - related parties	4,888	5,187
Accounts payable and accrued expenses	175,280	316,534
Net cash used in operating activities	1,456	(190,336)
Cash flows from financing activities
Proceeds from issuance of stock	200	25,000
Proceeds from convertible notes		172,109
Net cash provided by financing activities	200	197,109
Net effect of exchange rates change	(1,590)	507
Net increase in cash	66	7,280
Cash at the beginning of the year	1,055	1,436
Cash at the end of the year	$ 1,121	$ 8,716

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

The accompanying unaudited interim consolidated financial statements of GeneThera have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2012, as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Non-controlling Interest

Non-controlling interests are recorded for the entities that are consolidated but are not wholly owned by the Company.  Non-controlling interest recorded in these Consolidated Financial Statements is comprised of 10% of the shares of Applied Genetics, the Company's subsidiary in Mexico, of which at March 31, 2013, the Company owns 90%.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of March 31, 2013. These conditions raise substantial doubt as to GeneThera’s ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera’s viability, through private or public equity offerings, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $645,271 as of March 31, 2013 and December 31, 2012. This outstanding loan to the Company is unsecured and non-interest bearing.

The Company owes Setna Holdings, a related party $178,461 and $173,573 as of March 31, 2013 and December 31, 2012, respectively. The total is non-interest bearing and due on demand.

NOTE 5 – SHAREHOLDER’S EQUITY

Common stock

On January 17, 2012 the Company issued 1,000,000 common shares for services, valued at $100,000. $200 in cash was received from the consultant as consideration for these services.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013, COMPARED TO THE THREE MONTHS ENDED March 31, 2013

We did not generate any revenue for the three months ended March 31, 2013 and 2012.

We had total operating expenses of $278,612 for the three months ended March 31, 2013, compared to total operating expenses of $515,117 for the three months ended March 31, 2012, an decrease of $236,505 from the prior period.  The decrease in expenses was largely due to an decrease in general and administrative to $160,013 for the three months ended March 31, 2013, compared to $206,820 for the three months ended March 31, 2012, a decrease of $46,807 from the prior period, and an decrease in laboratory expenses to $17,736 for the three months ended March 31, 2013, compared to $34,863 for the three months ended March 31, 2012, an decrease of $17,127 from the prior period.

We had a net loss of $286,306 for the three months ended March 31, 2013, compared to a net loss of $514,321 for the three months ended March 31, 2012, a decrease of $228,015 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of March 31, 2013 of $51,223, which included cash of $1,121, accounts receivable related party of $0, net property and equipment of $43,102, and total other assets of $7,000.

We had total liabilities of $4,805,078 as of March 31, 2013, which included $1,114,258 of accounts payable, $1,973,572 of accrued expenses, $10,800 of notes payable, $882,716 of convertible notes payable, $645,471 of loan from shareholder and $178,461 to related party.

We had negative working capital of $4,803,957 and a deficit accumulated during the development stage of $22,632,724.

We had net cash used in operating activities of $1,456 for the three months ended March 31, 2013, which mainly included $289,293 of net loss largely offset by a decrease of $175,280 of accounts payable and accrued liabilities.

It is estimated that we will require outside capital for the remainder of 2013 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both and also generating revenue from Mexico. Currently the Company is in discussions with one group to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

Applied Genetics marketing agreement with Nutrición Avanzada

On February 1, 2012, Applied Genetics, a 90% owned subsidiary of GeneThera, Inc., entered into a sales and marketing agreement with Nutrición Avanzada. According to the terms of the agreement, GeneThera, Inc., through its subsidiary Applied Genetics, granted Nutrición Avanzada the exclusive right to purchase, market, and distribute the GeneThera Field Collection System product in Mexico. Applied Genetics will pay Nutrición Avanzada a 30% commission of the total price of each product. The initial term of the agreement is for a period of one year. After a year, the agreement will not be renewed.

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

On January 31, 2013, the Company had a judgment by default in the amount of $19,586. Laboratory equipment was arbitrarily and improperly seized from the Company premises. These equipment were not Company’s properties since were loaned to the Company as part of an ongoing research project. The Company strongly argues that the equipment was unlawfully removed from its facilities. The Company has retained a law firm to pursue litigations against all the parties that caused to illegally and arbitrarily seize the equipment without proper procedure or cause.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on April 11, 2012 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2013, the Company issued 1,000,000 shares of its common stock for cash for total proceeds of $200, a nominal fee.

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

GENETHERA, INC.By:  s/ Antonio Milici

Name:   Antonio MiliciTitle:  President and Chief Executive Officer (Principal Executive Officer)

May 20, 2013