Form 10-Q
period 2013-06-30
GENETHERA INC
filed 2013-08-16
CIK 1017110

GeneThera, Inc.

Consolidated Balance Sheets

(Unaudited)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,643,851 Shares of $.001 par value Common Stock outstanding as of June 30, 2013 and Series A 4,600 Shares, and Series B 15,410,000 shares of $.001 par value Preferred Stock outstanding as of July 24, 2013. This quarterly report has not been reviewed by our auditors.

2

GeneThera, Inc.

Consolidated Balance Sheets

(Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Current assets
Cash	$928	$1,055
Receivable-related party	-	5,718
Total current assets	928	6,773
Property and equipment
Office and laboratory equipment and leasehold improvements	813,923	812,333
Less: Accumulated depreciation	(774,235)	(765,525)
Total property and equipment, net	39,688	46,808
Other assets	7,000	7,000
TOTAL ASSETS	$47,616	$60,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,241,392	$1,035,436
Accounts payable-related party	203,438	173,573
Accrued expenses	2,069,572	1,877,547
Notes payable	10,800	10,800
Convertible notes payable	882,716	882,716
Loan from shareholder	645,271	645,271
Total liabilities	5,053,189	4,625,343

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 6,320,000 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 27,643,851 and 25,960,596 shares issued and
outstanding as of June 30, 2013 and December 31, 2012, respectively	27,644	25,960
Additional paid-in capital	17,872,180	17,743,332
Deficit accumulated during the development stage	(22,914,774)	(22,346,418)
Total stockholders' deficit of Genethera, Inc.	(4,999,535)	(4,561,711)
Non-controlling interest	-6,038	-3,051
Total stockholders’ deficit	(5,005,573)	(4,564,762)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$47,616	$60,581

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Consolidated Statements of Expenses

 (Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013		2012
Expenses
Other compensation			$		$-
Consulting		-		-	-
General and administrative expenses	182,636	196,502		342,649	403,322
Payroll expenses	96,000	96,000		192,000	367,265
Depreciation	3,414	2,118		8,277	4,287

Laboratory expenses	-	42,958		17,736	77,821

Total operating expenses	282,050	337,578		560,662	852,695

Loss from operations	282,050	337,578		560,662	852,695

Other expenses
Interest expense	-	-		-	1,072
Foreign exchange loss	-			10,681	-
Total other expense	-	-		10,681	1,072
Net loss	282,050	337,578		$571,343	$853,767

Net loss attributable to non-controlling interest	-	4,301		$(2,987)	$8,131
Net loss attributable to Genethera, Inc.	282,050	333,277		$568,356	$845,636
Loss per common share - Basic and diluted	(0.01)	(0.01)		$(0.02)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	26,855,745	24,960,596		26,855,745	25,960,596

See accompanying notes to these unaudited consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

		Six Months Ended
		June 30,
		2013		2012
Cash flows from operating activities
Net loss		$(571,343)		$(853,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		130,332		-
Depreciation and amortization		8,277		4,328
Shares issued for services				-
Expenses paid by related party		-		-
Changes in operating assets and liabilities:
Prepaid expenses		-		-
Accounts receivable - related parties		5,718		3,499
Accounts payable - related parties		29,865		(361)
Accounts payable and accrued expenses		398,414		496,275
Net cash used in operating activities		1,263		(350,026)

Cash flows from investing activities
Cash paid for purchase of property and equipment		-		(44,093)
Net cash used in investing activities		-		(44,093)

Cash flows from financing activities
Proceeds from issuance of stock		200		25,000
Capital contribution by non-controlling interest to Applied Genetics				-
Proceeds from convertible notes				393,626
Net cash provided by financing activities		200		418,626

Net effect of exchange rates change		(1,590)		(12,936)

Net increase in cash		(127)		11,571
Cash at the beginning of the year		1,055		1,436
Cash at the end of the year		928		13,007

Supplemental disclosures of cash flow information:		-
Cash paid for interest	$	$ -	$	$ -
Cash paid for income taxes	$	$ -	$	$ -
Az
Non-cash investing and financing transactions:
Equipment purchased on account		-		356,219

4

GeneThera, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Shares issued arising from note conversion	-	-
Conversion of convertible notes payable to common stock	-	-
Shares repurchased	-	-

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

Non-controlling Interest

Non-controlling interests are recorded for the entities that are consolidated but are not wholly owned by the Company.  Non-controlling interest recorded in these Consolidated Financial Statements is comprised of 10% of the shares of Applied Genetics, the Company's subsidiary in Mexico, of which at June 30, 2013, the Company owns 90%.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of June 30, 2013. These conditions raise substantial doubt as to GeneThera’s ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera’s viability, through private or public equity offerings, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $645,271 as of June 30, 2013 and December 31, 2012. Additional, the Company has an outstanding loan payable to Tannya L Irizarry, its Chief Financial Officer and shareholder, amounting to $80,000 as of June 30, 2013. These outstanding loans to the Company are unsecured and non-interest bearing.

The Company owes Setna Holdings, a related party $203,438 and $173,573 as of June 30, 2013 and December 31, 2012, respectively. The total is non-interest bearing and due on demand.

4

GeneThera, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5 – SHAREHOLDER’S EQUITY

Common stock

On January 17, 2013 the Company issued 1,000,000 common shares for services, valued at $100,000. Two Hundred ($200) in cash was received from the consultant as consideration for these services.

On April 18, 2013, the Company issued 127,700 with a five-year restriction legend on their common shares as a settlement for the breach of the escrow agreement between Gold X Change, an Insider,  and the Company, valued at $882,716. This settlement will not impede the Company to follow up with litigation against Gold X Change, Inc.

On June 20, 2013, the Company issued 555,555 restricted shares to a Consultant for services, valued at $25,000.

On July 24, 2013, the Company issued 2,000,000 common shares for past unpaid services to a Consultant, valued at $40,000.

On July 24, 2013, the Company issued 2,400,000 common shares from the Company’s Escrow Account for an Investor Relations Consultant, valued at $48,000. It was split by two entities as one of those entities is the subsidiary of the Consultant.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

We did not generate any revenue for the three months ended June 30, 2013 and 2012.

We had total operating expenses of $282,050 for the three months ended June 30, 2013, compared to total operating expenses of $337,578 for the three months ended June 30, 2012, a decrease of $55,528 from the prior period.  The decrease in expenses was largely due to a decrease in general and administrative to $182,636 for the three months ended June 30, 2013, compared to $196,502 for the three months ended June 30, 2012, a decrease of $13,866 from the prior period, and a decrease in laboratory expenses to $0 for the three months ended June 30, 2013, compared to $42,958 for the three months ended June 30, 2012, an decrease of $42,958 from the prior period.

We had a net loss of $282,050 for the three months ended June 30, 2013, compared to a net loss of $337,578 for the three months ended June 30, 2012, a decrease of $55,528 from the prior period.

4

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of June 30, 2013 of $47,616, which included cash of $928, accounts receivable related party of $0, net property and equipment of $39,688, and total other assets of $7,000.

We had total liabilities of $5,053,189 as of June 30, 2013, which included $1,241,392 of accounts payable, $2,069,572 of accrued expenses, $10,800 of notes payable, $882,716 of convertible notes payable, $645,471 of loan from shareholder and $203,438 to related party.

We had negative working capital of $5,052,261 and a deficit accumulated during the development stage of $22,914,774.

We had net cash used in operating activities of $1,263 for the six months ended June 30, 2013.

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

4

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

4

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 18, 2013, the Company issued restricted stock in lieu of cash invested during a binding Escrow Agreement, which was defaulted by Gold X Change, Inc. The issuance of restricted stock will not hinder the Company from pursuing litigation against Gold X Change, Inc.

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

4

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

August 15, 2013

4