Form 10-Q/A
period 2013-06-30
GENETHERA INC
filed 2013-09-05
CIK 1017110

UNITED STATES
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                      Accelerated filer ☐
Non-accelerated filer ☐                                                      Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,231,590 Shares of $.001 par value Common Stock outstanding as of September 4, 2013 and Series A 4,600 Shares, and Series B 15,410,000 shares of $.001 par value Preferred Stock outstanding as of September 4, 2013.

GeneThera, Inc.
Consolidated Balance Sheets
(Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Current assets
Cash	$928	$1,055
Receivable-related party	-	5,718
Total current assets	928	6,773
Property and equipment
Office and laboratory equipment and leasehold improvements	813,923	812,333
Less: Accumulated depreciation	(774,235)	(765,525)
Total property and equipment, net	39,688	46,808
Other assets	7,000	7,000
TOTAL ASSETS	$47,616	$60,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,161,393	$1,035,436
Accounts payable-related party	283,438	173,573
Accrued expenses	2,069,572	1,877,547
Notes payable	10,800	10,800
Convertible notes payable	880,162	882,716
Loan from shareholder	645,271	645,271
Total liabilities	5,050,636	4,625,343

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 6,320,000 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 27,643,851 and 25,960,596 shares issued and
outstanding as of June 30, 2013 and December 31, 2012, respectively	27,644	25,960
Additional paid-in capital	17,872,179	17,743,332
Deficit accumulated during the development stage	(22,912,220)	(22,346,418)
Total stockholders' deficit of Genethera, Inc.	(4,996,982)	(4,561,711)
Non-controlling interest	(6,038)	(3,051)
Total stockholders’ deficit	(5,003,020)	(4,564,762)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$47,616	$60,581

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.
Consolidated Statements of Expenses
 (Unaudited)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expenses
General and administrative expenses	179,649	196,502	339,662	403,322
Payroll expenses	96,000	96,000	192,000	367,265
Depreciation	3,847	2,118	8,710	4,287

Laboratory expenses	-	42,958	17,736	77,821

Total operating expenses	279,496	337,578	558,108	852,695

Loss from operations	279,496	337,578	558,108	852,695

Other expenses
Interest expense	-	-	-	1,072
Foreign exchange loss	-		10,681	-
Total other expense	-	-	10,681	1,072
Net loss	(279,496)	(337,578)	$(568,789)	$(853,767)

Net loss attributable to non-controlling interest	-	4,301	$2,987	$8,131
Net loss attributable to Genethera, Inc.	(279,496)	(333,277)	$(565,802)	$(845,636)
Loss per common share - Basic and diluted	(0.01)	(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	27,124,087	24,960,596	26,965,445	24,912,519

See accompanying notes to these unaudited consolidated financial statements.

GeneThera, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(568,789)	$(853,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,710	4,328
Shares issued for services	127,777	-
Changes in operating assets and liabilities:
Accounts receivable - related parties	5,718	3,499
Accounts payable - related parties	-	(361)
Accounts payable and accrued expenses	317,982	496,275
Net cash used in operating activities	(108,602)	(350,026)

Cash flows from investing activities
Cash paid for purchase of property and equipment	-	(44,093)
Net cash used in investing activities	-	(44,093)

Cash flows from financing activities
Proceeds from issuance of stock	200	25,000
Net advances from related parties	109,865	-
Proceeds from convertible notes		393,626
Net cash provided by financing activities	110,065	418,626

Net effect of exchange rates change	(1,590)	(12,936)

Net increase in cash	(127)	11,571
Cash at the beginning of the year	1,055	1,436
Cash at the end of the year	928	13,007

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Equipment purchased on account	-	356,219
Shares issued convertible notes payable	2,554	-

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $645,271 as of June 30, 2013 and December 31, 2012. Additionally, the Company has an outstanding loan payable to Tannya L Irizarry, its Chief Financial Officer and shareholder, amounting to $80,000 as of June 30, 2013. These outstanding loans to the Company are unsecured and non-interest bearing.

The Company owes Setna Holdings, a related party, $203,438 and $173,573 as of June 30, 2013 and December 31, 2012, respectively. The total is non-interest bearing and due on demand.

Net advances received from related parties totaled $109,865 for the 6 months ended June 30, 2013.

GeneThera, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE  5 – SHAREHOLDER’S DEFICIT

Common stock

On January 17, 2013 the Company issued 1,000,000 common shares for services, valued at $100,000. Two Hundred ($200) in cash was received from the consultant as consideration for these services.

On April 18, 2013, the Company issued 127,700 common shares as a pending settlement for the defaulted escrow agreement and convertible notes payable between Gold X Change and the Company valued at $882,716.

On June 20, 2013, the Company issued 555,555 restricted shares to a Consultant for services, valued at $27,777.

NOTE 6 – SUBSEQUENT EVENTS

On July 24, 2013, the Company issued 2,400,000 common shares for services to an Investor Relations Consultant, valued at $48,000.

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

We had total operating expenses of $279,496 for the three months ended June 30, 2013, compared to total operating expenses of $337,578 for the three months ended June 30, 2012, a decrease of $58,082 from the prior period.  The decrease in expenses was largely due to a decrease in general and administrative to $180,082 for the three months ended June 30, 2013, compared to $196,502 for the three months ended June 30, 2012, a decrease of $16,420 from the prior period, and a decrease in laboratory expenses to $0 for the three months ended June 30, 2013, compared to $42,958 for the three months ended June 30, 2012, a decrease of $42,958 from the prior period.

We had a net loss of $279,496 for the three months ended June 30, 2013, compared to a net loss of $337,578 for the three months ended June 30, 2012, a decrease of $58,082 from the prior period.

FOR THE SIX MONTHS ENDED JUNE 30, 2013, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

We did not generate any revenue for the six months ended June 30, 2013 and 2012.

We had total operating expenses of $558,108 for the six months ended June 30, 2013, compared to total operating expenses of $852,695 for the six months ended June 30, 2012, a decrease of $294,587 from the prior period.  The decrease in expenses was largely due to a decrease in general and administrative to $340,095 for the six months ended June 30, 2013, compared to $403,322 for the six months ended June 30, 2012, a decrease of $63,227 from the prior period, and a decrease in laboratory expenses to $17,736 for the six months ended June 30, 2013, compared to $77,821 for the six months ended June 30, 2012, a decrease of $60,085 from the prior period.

We had a net loss of $568,789 for the six months ended June 30, 2013, compared to a net loss of $853,767 for the six months ended June 30, 2012, a decrease of $284,978 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of June 30, 2013 of $47,616, which included cash of $928, net property and equipment of $39,688, and total other assets of $7,000.

We had total liabilities of $5,050,636 as of June 30, 2013, which included $1,161,393 of accounts payable, $2,069,572 of accrued expenses, $10,800 of notes payable, $880,162 of convertible notes payable, $645,471 of loan from a shareholder, and $283,438 to a related party.

We had negative working capital of $5,049,708 and a deficit accumulated during the development stage of $22,912,220.

We had net cash used in operating activities of $108,602 for the six months ended June 30, 2013.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 18, 2013, the Company issued a five-year restricted stock in lieu of cash invested during a binding Escrow Agreement, which was defaulted by Gold X Change, Inc. The issuance of restricted stock will not hinder the Company from pursuing litigation against Gold X Change, Inc.

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

GENETHERA, INC.

September 5, 2013	By:	/s/ Antonio Milici
Name: Antonio Milici
Title: President and Chief Executive Officer (Principal Executive Officer)