Form 10-Q
period 2013-09-30
GENETHERA INC
filed 2013-12-16
CIK 1017110

GeneThera, Inc.

Consolidated Balance Sheets

(Unaudited)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]    Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,481,590 Shares of $.001 par value Common Stock outstanding as of September 30, 2013 and Series A 4,600 Shares, and Series B 15,410,000 shares of $.001 par value Preferred Stock outstanding as of November 18, 2013.

2

GeneThera, Inc.

Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30, 2013	December 31, 2012
Current assets
Cash	$943	$1,055
Receivable-related party	-	5,718
Total current assets	943	6,773
Property and equipment
Office and laboratory equipment and leasehold improvements	813,923	812,333
Less: Accumulated depreciation	(777,649)	(765,525)
Total property and equipment, net	36,274	46,808
Other assets	7,000	7,000
TOTAL ASSETS	$44,217	$60,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,210,857	$1,035,436
Accounts payable-related party	285,621	173,573
Accrued expenses	2,165,572	1,877,547
Notes payable	10,800	10,800
Convertible notes payable	880,162	882,716
Loan from shareholder	645,271	645,271
Total liabilities	5,198,283	4,625,343

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 31,481,590 and 25,960,596 shares issued and
outstanding as of September 30, 2013 and December 31, 2012, respectively	31,482	25,960
Additional paid-in capital	18,071,370	17,743,332
Deficit accumulated during the development stage	(23,266,295)	(22,346,418)
Total stockholders' deficit of Genethera, Inc.	(5,148,028)	(4,561,711)
Non-controlling interest	(6,038)	(3,051)
Total stockholders’ deficit	(5,154,066)	(4,564,762)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$44,217	$60,581

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Consolidated Statements of Expenses

 (Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013		2012
Expenses
Other compensation			$		$-
Consulting		-		-	-
General and administrative expenses	254,661	91,711		594,323	495,033
Payroll expenses	96,000	96,000		288,000	463,265
Depreciation	3,414	9,958		12,124	14,245

Laboratory expenses	-	43,248		17,736	121,069

Total operating expenses	354,075	240,917		912,183	1,093,612

Loss from operations	354,075	240,917		912,183	1,093,612

Other expenses
Interest expense	-	-		-	1,072
Foreign exchange loss	-	4,906		10,681	4,906
Total other expense	-	4,906		10,681	5,978
Net loss	354,075	245,823		$922,864	$1,099,590

Net loss attributable to non-controlling interest	-	(4,896)		$(2,987)	$(13,027)
Net loss attributable to Genethera, Inc.	354,075	240,927		$919,877	$1,086,563
Loss per common share - Basic and diluted	(0.01)	(0.01)		$(0.03)	$(0.04)

Weighted average common shares outstanding -
Basic and diluted	29,828,850	24,960,596		27,930,402	24,928,662

See accompanying notes to these unaudited consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

		Nine Months Ended
		September 30,
		2013		2012
Cash flows from operating activities
Net loss		$(922,864)		$(1,099,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		330,806		-
Depreciation and amortization		12,124		14,432
Changes in operating assets and liabilities:
Accounts receivable - related parties		5,718		3,499
Accounts payable - related parties		-		(361)
Accounts payable and accrued expenses		463,446		540,936
Net cash used in operating activities		(110,770)		(541,084)

Cash flows from investing activities
Cash paid for purchase of property and equipment		-		(44,093)
Net cash used in investing activities		-		(44,093)

Cash flows from financing activities
Proceeds from issuance of stock		200		25,000
Net advance from related parties		112,048		-
Proceeds from convertible notes		-		567,199
Net cash provided by financing activities		112,248		592,199

Net effect of exchange rates change		(1,590)		(4,906)

Net increase (decrease) in cash		(112)		2,116
Cash at the beginning of the year		1,055		1,436
Cash at the end of the year		943		3,552

Supplemental disclosures of cash flow information:		-
Cash paid for interest	$	$ -	$	$ -
Cash paid for income taxes	$	$ -	$	$ -

Non-cash investing and financing transactions:
Equipment purchased on account		-		356,219
Shares issued arising from note conversion		2,554		-

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

Non-controlling Interest

Non-controlling interests are recorded for the entities that are consolidated but are not wholly owned by the Company.  Non-controlling interest recorded in these Consolidated Financial Statements is comprised of 10% of the shares of Applied Genetics, the Company's subsidiary in Mexico, of which at September 30, 2013, the Company owns 90%.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of September 30, 2013. These conditions raise substantial doubt as to GeneThera’s ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera’s viability, through private or public equity offerings, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $645,271 as of September 30, 2013 and December 31, 2012. Additionally, the Company has an outstanding loan payable to Tannya L Irizarry, its Chief Financial Officer and shareholder, amounting to $80,000 as of September 30, 2013. These outstanding loans to the Company are unsecured and non-interest bearing.

The Company owes Setna Holdings, a related party $205,621 and $173,573 as of September 30, 2013 and December 31, 2012, respectively. The total is non-interest bearing and due on demand.

Net advances received from related parties totaled to $112,048 for the nine months ended September 30, 2013.

4

GeneThera, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5 – SHAREHOLDER’S EQUITY

For the nine months ended September 30, 2013, the Company issued 5,393,294 common shares for services, valued at $330,806. Two hundred ($200) in cash was received from a consultant as consideration for these services.

For the nine months ended September 30, 2013, the Company issued 127,700 common shares as a pending settlement for the defaulted escrow agreement and convertible notes payable between Gold X Change and the Company valued at $882,716. The fair value of the shares was $2,554.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

We did not generate any revenue for the three months ended September 30, 2013 and 2012.

We had total operating expenses of $354,075 for the three months ended September 30, 2013, compared to total operating expenses of $240,917 for the three months ended September 30, 2012, an increase of $113,158 from the prior period.  The increase in expenses was largely due to a increase in general and administrative to $254,661 for the three months ended September 30, 2013, compared to $97,711 for the three months ended September 30, 2012, an increase of $162,950 from the prior period, and a decrease in laboratory expenses to $0 for the three months ended September 30, 2013, compared to $43,248 for the three months ended September 30, 2012, an decrease of $43,248 from the prior period.

We had a net loss of $354,075 for the three months ended September 30, 2013, compared to a net loss of $240,927 for the three months ended September 30, 2012, an increase of $113,148 from the prior period.

4

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of September 30, 2013 of $44,217, which included cash of $943, accounts receivable related party of $0, net property and equipment of $36,274, and total other assets of $7,000.

We had total liabilities of $5,198,283 as of September 30, 2013, which included $1,210,857 of accounts payable, $2,165,572 of accrued expenses, $10,800 of notes payable, $880,162 of convertible notes payable, $645,471 of loan from shareholder and $285,621 to related party.

We had negative working capital of $5,197,340 and a deficit accumulated during the development stage of $23,266,295.

We had negative net cash used in operating activities of $110,770 for the nine months ended September

 30, 2013, which mainly included $922,864 of net loss that was largely offset by an increase of $463,446 in accounts payable and accrued liabilities.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective due to additional segregation  of duties to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On June 6, 2008, Mark A. Shoemaker filed a Civil Judgment at the LA County/Recorder of Deeds Court in the State of California the amount of $37,721. The Company will not satisfied the judgment since Mr. Shoemaker has been incarcerated and disbarred.

In June 2009, James Tufts filed a complaint at the Small Claims Court in Jefferson County, Colorado in the amount of $4,000 plus expenses from a London trip. The Company will not satisfy the judgment. The Company discovered that during the time his spouse was working at the transfer agency, she issued more than one stock certificate in the amount of $15,000. In December 2009, James Tufts returned only one certificate in the amount of $15,000; the other stock certificate for the same amount is still active and in the database. An investigation will be pursued.

On June 26, 2009, Enterprise Leasing Company of Denver filed a Civil Judgment at the Jefferson County District Court in the State of Colorado in the amount of $78,178. The Company has not satisfied the judgment.

4

On August 17, 2010, Banc of America Leasing filed a Civil Judgment at the Oakland County District in Troy, Michigan in the amount of $24,002. The Company has not satisfied the judgment.

On September 23, 2010, Liberty Acquisitions filed a Civil Judgment at the Jefferson County Court in the State of Colorado in the amount of $3,300. The Company has not satisfied the judgment since the original amount was only $1,100.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2013, the Company issued 1,000,000 shares of its common stock for cash for total proceeds of $200, a nominal fee. This issuance has a restrictive legend until such consultant’s forthcoming report for services rendered. If consultant does not obliged before the end of 2013, the stock issuance in the amount of 1,000,000 will be cancelled.

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

4

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

November 18, 2013

4