Form 10-K
period 2013-12-31
GENETHERA INC
filed 2014-04-15
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM 01/01/2013 TO 12/31/2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐    No  ☒

The issuer's revenues for the most recent fiscal year ended December 31, 2013 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $23,711.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 31,481,590 shares of common stock issued and outstanding as of January 17, 2014.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

For the fiscal year 2013, and as of now, the Company had one subsidiary, GeneThera, Inc., a Colorado corporation. In addition, GeneThera holds a 90% ownership in Applied Genetics, a commercial diagnostics laboratory located in Monterrey, Mexico. On December 1, 2011, Dr. Antonio Milici, the Company’s Chief Executive Officer was appointed Interim President of Applied Genetics. Upon becoming President of the company, Dr. Milici started a reorganization plan of the Applied Genetics operations. The goal of this reorganization plan was to initiate revenues generating operations beginning in the third quarter of 2013. Due to lack of reliable funding, the reorganization plan has been delayed until dependable funding is secured in 2014.

COMPANY PROFILE

GeneThera is a biotechnology company, dedicated to improving food safety by applying the latest molecular technologies to eradicate "cross-over"(zoonotic) diseases such as Johne's disease, Mad Cow Disease, Chronic Wasting Disease, and E.coli. Diseases of terrestrial, avian and aquatic life animals influence a number of economic and global security issues; food for an increasing world population, access to international trade, species conservation and protection of those endangered, and economic growth in developing and re-organizing nations. Because many animal disease agents are zoonotic (transmissible between humans and animals, causing infection in both species), their management and prevention are crucial to improving public health on a global scale.  The Company focuses on developing molecular diagnostic tests, therapeutics, and vaccines in the belief that better technologies and methodology need to be implemented to help control emerging diseases in animals and in humans, and believes that, if not, these diseases in animals will likely continue to cause serious and growing problems in terms of economics, human health and biodiversity.

GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E. coli (predominantly cattle) and Johne's disease (predominantly dairy cattle and bison) diagnostics are in development. GeneThera is making a pivotal shift from a Research and Development organization into a product marketing and revenue generating entity.  The Company’s previous strategy that we had maintained from inception to July 2008 had been one of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that with recent announcements the Company is positioned to move from a developmental stage to a product oriented stage company, depending on reliable funding.

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

Stage I: Silent, subclinical, non-detectable infection. Typically this stage occurs in all calves, heifers, and young stock less than two years of age and many adult animals exposed to small doses of disease-causing organisms. Infected animals at this early stage are rarely detected with currently available diagnostic tests, including fecal culture or serologic tests (ELISA). This stage progresses slowly over many months or years to stage II.

Stage II: Subclinical infection. Typically this stage occurs in older heifers or adults. Animals at this stage appear healthy but are shedding adequate numbers of MAP organisms in their manure to be detected on fecal culture. Blood tests will detect some, but not all animals at this stage. Blood test (ELISA) positive animals should be confirmed positive by fecal culture.

Stage III: Clinical JD. It is categorized as any animal with advanced infection the onset which is often associated with a period of stress such as recent calving. Cattle at this stage have intermittent, watery pea-soup manure. Animals lose weight and gradually drop in milk production, but continue to have a good appetite. Some animals appear to recover but often relapse in the next stress period. Most of these animals are shedding billions of organisms and are positive on culture. Most are positive on serologic tests (ELISA & AGID). Clinical signs often last several weeks to months before the animals are sent to slaughter in a thin, emaciated condition.  In the final and terminal aspects of stage III of the fatal disease, animals become emaciated with fluid diarrhea and develop “bottle jaw.” The carcass may not pass meat inspection for human consumption in the later phases of stage III.

Crohn’s Disease

Crohn's disease (also known as Crohn-Leśniowski Disease, or "Charlotte Forditis" morbus Leśniowski-Crohn, granulomatous and regional enteritis) is an inflammatory disease of the intestines that may affect any part of the gastrointestinal tract from anus to mouth, causing a wide variety of symptoms. It primarily causes abdominal pain, diarrhea (which may be bloody), vomiting, or weight loss, but may also cause complications outside of the gastrointestinal tract such as skin rashes, arthritis, and inflammation of the eye.

Crohn's disease is an autoimmune disease, in which the body's immune system attacks the gastrointestinal tract, causing inflammation; it is classified as a type of inflammatory bowel disease. There has been evidence of a genetic link to Crohn's disease, putting individuals with siblings afflicted with the disease at higher risk. It is understood to have a large environmental component as evidenced by the higher number of cases in western industrialized nations. Males and females are equally affected. Smokers are three times more likely to develop Crohn's disease than non-smokers. Crohn's disease affects between 400,000 and 600,000 people in North America. Prevalence estimates for Northern Europe have ranged from 27–48 per 100,000. Crohn's disease tends to present initially in the teens and twenties, with another peak incidence in the fifties to seventies; although, the disease can occur at any age.

Similar to Johne’s disease in cattle, no known pharmaceutical or surgical cure for Crohn's disease currently exists for humans.  Furthermore, new discoveries of MAP have been found in human patients and we believe that individuals that are genetically predisposed could possibly be contracting the disease through digestion of Johne’s disease - infected milk.

BUSINESS MODEL

GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E. coli (predominantly cattle) and Johne's disease (predominantly dairy cattle and bison) diagnostics are in development. GeneThera is making a pivotal shift from a Research and Development organization into a product marketing and revenue generating entity, depending on reliable source of funding.  The Company’s previous strategy that we had maintained from inception to July, 2008 had been one of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that with recent announcements the Company is positioned to move from a developmental stage to a product oriented stage company once funding is secured.

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

Our recent developments, which were delayed due to lack of reliable funding, included the progress we made in regards to our Johne's disease validation trials, which was scheduled to begin in collaboration with the Universidad National Autonoma de Mexico, a prominent state university in Mexico City. However, the lack of reliable funding and poor performance from Nutricion Avanzada, has substantially delayed this progress. Our joint venture with Nutricion Avanzada, created a new company Applied Genetics. Their poor marketing performance negatively affected our progress. Applied Genetics would have been the marketing arm of GeneThera for the Mexican marketing of our Johne's disease testing service and subsequent Vaccine, (which has currently suspended our development), was never efficiently in contact with several major ranchers throughout Mexico, and the report from Nutricion Avanzada concerning the overwhelming response from the ranchers, was never validated even though, it was obvious  their outcry for help in detecting and eliminating Johne's disease which is still running rampant in their herds. Government approval and recommendation was expected to occur quickly once the validation trials were completed. Unfortunately, our designated investor defaulted on their escrow investment agreement causing negative financial repercussions. The validation trials should had been completed within 3-4 months from start; now, the Company is eagerly awaiting for funding to complete such important task with our Company and Subsidiary. We were supposed to have been conducting paid testing on a limited basis during such validation trials, which were not completed.

We did not renew an agreement we had with STC.UNM (the technology development arm of The University of New Mexico) in connection with the genetic vaccine they developed and patented for E.coli 0157:h7 due to lack of validated collaboration from their part and our lack of funding. This is the one where the vaccine acts on a genetic level to inhibit the growth and shedding of the deadly E.coli 0157:h7 bacteria from cattle. The vaccine has already passed initial animal trials and is now set to enter the clinical trial phase, but without our reliable funding, we were unable to continue our collaboration. In the near future, we will once again seek partnerships for the completion of the clinical trials and subsequent taking of the finished vaccine to market. Once we secure funding, and also due to the specific genetic makeup of the vaccine, we will expect the clinical trials to be completed within 12-18 months from the date we start again with our collaboration. This is 3 to 5 times faster than a standard vaccine might take.

GeneThera’s majority owned subsidiary, Applied Genetics, based in Monterrey Mexico was the Company’s commercial molecular diagnostic laboratory. Applied Genetics’ focus was and still is to test milk, feces, and blood samples from dairy cows, sheep and goats, exclusively in Mexico, employing GeneThera proprietary technology. Once our funding is secured, the reorganization plan will be in effect.

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

The vaccine development is in the “in vitro” or pre-clinical stage.  We expect to initiate experimental animal studies for Johne’s disease in the next 18-24 months.  ITP combines the following technologies: 1) gene expression system technology or “GES”; 2) viral DNA purification technology or PURIVAX™ technology; 3) genetically engineered

Adenovirus (rAD) and recombinant Adeno Associate Virus (rAAV) systems (vectors). This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 12 months versus the current standard of 18 to 24.  We estimate that the cost to bring these vaccines to market is $5-7 million.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to comply with the government regulations involved in bringing such a product to market. The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GES assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

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

GeneThera set up a molecular diagnostic laboratory in Monterrey Mexico, which will be operated by Applied Genetics, our majority owned subsidiary. Once we secure funding, the laboratory will be scheduled to initiate commercial activity during the third part of 2014.

HerdSoft

To date we have developed a prototype computer program to track samples that will be received and processed in our commercial laboratory in Mexico. This program will initially be used to tack samples that will be sent out and received to our laboratory. We had to stop our timeline waiting for secured funding. We will then work on improving the system in order to track samples during the different phases of DNA extraction procedures. In addition we will continue to develop a data base system to store an analyze data collected during sample analysis.

HerdSafe

We are currently developing a vaccine for Johne’s disease. GeneThera approach for developing this vaccine is based on the use of PURIVAX technology, genetically engineered Adenoviral and AVV, and silencing RNA technology (iRNA). To date we have modified the Adenovirus by inserting a gene of the MAP bacterium responsible for triggering the infection in blood cell.

However at the present time we do not have the financial resources to implement further development work; therefore, we will need to secure substantial funding to continue the development of the Johne’s vaccine.

Disease and FUTURE DEVELOPMENT PLANS

We anticipate that research and development (R&D) will be the source for both assay development and vaccine design/development. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  To date, we have introduced our diagnostic solution for Chronic Wasting Mad Cow Disease on a very limited basis.  We anticipate that R&D will be ongoing during the life of the Company, as this is the source for new products to be introduced to the market.  Our plan is to seek new innovations in the biotechnology field. We cannot assure you that we will be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, that we can successfully commercialize them or earn profits from sales of those assays.  Furthermore, we cannot assure you that we will be able to design, develop, or successfully commercialize any vaccines as a result of our research and development efforts.

It is GeneThera intention to continue with the research and development and validation of the molecular tests and DNA vaccines.  Future plans comprises in initiating validation procedures for Johne’s disease molecular test. These validation protocols will be performed in Mexico. At the present time, we do not plan to initiate any validation protocol in the United States.

In parallel, we will continue R&D phases for the Johne’s disease vaccine. We plan initiating an experimental animal protocol to determine the safety of our vaccines. We estimate that the experimental animal protocol may take up to a year. We project to initiate the experimental animal’s studies within 24-36 months.

R&D SERVICES

Molecular, Cellular, Viral Biology Research and Consulting Services:  We provide independent research services to scientists in academia, the pharmaceutical industry, and the biotechnology industry.  Primarily, GeneThera expertise focuses on technology relevant to animal and human immunotherapy.  These services are backed by the cumulative experiences of greater than 50 years of research and development in both government and industry by GeneThera senior scientists. GeneThera intends to develop a commercial-scale implementation of Adenovector Purification Process to support R&D material production. Furthermore, GeneThera intends to evaluate and test commercially available expression vectors and incorporate them into its vector repertoire.  These technologies are well established within the repertoire of GeneThera scientific staff.  We cannot provide any assurance, however, that we will be able to successfully offer these services or that, if offered, we can provide them profitably.

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

Vector design for Prokaryotic Expression of Antibody Fragments (Fab) and Single Chain Antibody (ScFv)

Pilot Scale-up Development

Process Purification & Characterization

Assay Development & Quality Control Pharmaceutical Dosage and Formulation

Gene Therapy Testing Services: GeneThera offers GLP (Good Laboratory Procedure) testing programs for somatic cell, viral and naked DNA-based gene therapies.  Our scientists have over ten years of experience in providing fully integrated bio-safety testing programs for the cell and gene therapy fields.  To date, the Company has not generated any revenues with regard to these services, and there is no assurance that we will generate any revenues from such services.

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

GeneThera is currently seeking contracts for these services to be performed on an annual basis.  There is no assurance that any contracts will be signed or that the Company will generate significant revenues or profits from any such contracts.

MARKETING STRATEGY

GeneThera goal is to focus on the international markets, primarily South America, for the commercialization of its animal testing platform. The company has no plans to offer any veterinary services in the United States.

We established our first molecular diagnostic laboratory in Mexico. It is our intention to secure funding in order to set up a network of laboratories in Northern, Central and Southern Mexico, funding permitting.

Our marketing approach is to align ourselves with both, the private sector and government agencies.

Applied Genetics, a majority owned subsidiary of GeneThera is a molecular diagnostic company located in Monterrey Mexico. Applied Genetics focuses on the commercialization of molecular testing for Johne's disease. The company is located in a 2500 sq feet laboratory facility in San Pedro Garza. We have delayed our close working relationship with the largest Mexican University, the National University of Mexico, on validating Johne’s disease molecular testing until we secure funding. The goal of this validation study is to obtain Mexican Government approval of the Johne’s molecular test.

*

Applied Genetics laboratory is outfitted with state of the art technology to ensure the validity of results.

*

Sample collection, delivery procedure sets, and laboratory procedures are stringently implemented.

Applied Genetics employs GeneThera HERDCHECK™ proprietary technology for the molecular testing of Johne’s disease.

Samples are normally collected by using a field collection system (FCS), which includes specific collection tubes, and ship to Applied Genetics laboratory. The major features of the testing system are:

•

High throughput system.

•

Highly defined and structured testing system.

•

Proprietary Real Time PCR technology.

SALES AND MARKETING

We did not renew a marketing agreement with Nutricion Avanzada S.A. due to lack of performance. Nutricion Avanzada is the largest Mexican distributor of animal feed and has an extensive distribution network, but not in biotechnology. Under the preliminary terms of the agreement Nutricion Avanzada had 1) exclusive rights to market, sell and distribute GeneThera FCS in Mexico; 2) would have purchased products from GeneThera and resell it to third parties; 3) would have purchased the products at a 30% discounted rate; 4) was supposed to have covered expenses related to market, sell and distribute the products, but they failed to do so. This agreement had an initial one-year term renewable upon mutual agreement. We opted not to renew our agreement with the President of Nutricion Avanzada. We believe this agreement was not performed properly. Instead of giving us substantial market introduction, we had none. Moreover, we were unable to avoid expending significant funds to develop a sales and marketing organization because the marketer was unable to provide written contract agreements detailing such important and accurate scientific work. The CEO and also Chief Scientific Officer discussed this with Nutricion Avanzada's president to no avail since this marketer had no knowledge of biotechnology. The Company is continuing to interview prospective marketers for our commercial laboratory.

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

MANUFACTURING

We do not manufacture any products in Mexico. We do not rely on Nutricion Avanzada facilities in Apodaca, Mexico for manufacturing and assembling of our Field Collection System due to their poor performance during the past year. We do not intend to establish a manufacturing facility to manufacture any products that we may develop in Mexico. We do not intent to manufacture, sell, and distribute any diagnostic or therapeutic product in the United States in the foreseeable future.

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

ITEM 1A:RISK FACTORS

We encounter various risks related to our business and our industry.  While the Company is optimistic about its long term prospects, the following risk factors should be considered in evaluating its outlook.

There is a substantial doubt about GeneThera’s ability to continue as an on-going concern.

GeneThera has had negligible revenues since inception, had a negative working capital deficit and an accumulated deficit of $23,388,434 and $22,346,418, respectively as of December 31, 2013 and 2012, and had a net loss of $1,045,003 for the year ended December 31, 2013. Because of these circumstances, GeneThera will require additional working capital to develop business operations. There is no assurance that GeneThera will reach a level of revenues adequate to generate sufficient cash flow from operation or obtain additional financing necessary to support GeneThera operating expense requirements. If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

From the beginning of its operation, GeneThera has obtained limited funding to implement its business strategy. The Company believes it will require significant additional funding in order to achieve its business plan.  Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $10,000,000 in additional funding.  There are no guarantees that the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can fully achieve the goals laid out in its business plan. If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

We do not have any “in house” sale, distribution or manufacturing capabilities. The success of our operations depended entirely by the ability of our marketing partner Nutricion Avanzada who failed to sell our tests and products to the dairy and cattle industry.

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

ITEM 2:

DESCRIPTION OF PROPERTY

We lease approximately 9,600 square feet for our biotechnology laboratory located at 7577 W. 103rd Ave. in Westminster, Colorado 80021. The lease terminates January 31, 2014 with expectancy of renewal.  The rent is $7,000 per month for the first 14 months, $10,970 per month for months 15 through 26 and $12,584 per month for the remainder of the lease. We sub-lease 700 square feet of office space to GTI Corporate Transfer Agents, LLC, a related party, located in Suite 209.  The lease is on a three-year basis and the rent is $1,000 per month until January 31, 2017.  We sub-lease laboratory and office space for several biotechnology and holdings companies. These lessees have their lab equipment in our laboratory spaces for their research and development work. The Company is permitted to utilize their lab equipment, which enhances the R&D collaboration among scientific peers. We do not own any real estate property.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently, we do not have the funds to purchase or construct any such laboratories and do not have commitment from any party to provide the funds for a laboratory.

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

On June 6, 2008, M.A.G. Capital, LLC; Mercator Momentum Fund III, LP; Mercator Momentum Fund, LP; and Monarch Pointe Fund, Ltd. filed a Judgment at the Orange County Recorder in the amount of $37,721. The Company has not satisfied the judgment.

On June 6, 2008, Mark A. Shoemaker filed a Civil Judgment at the LA County/Recorder of Deeds Court in the amount of $37,721. This lawyer has been disbarred and incarcerated. The Company will not satisfy the judgment.

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

On Novermber 8, 2012, GeneThera apparently had litigation with Mark Gohr, a consultant the CEO hired when Gohr was laid off from Qwest in 2009. The Company was not aware of such litigation.  The legal documentation was not served to the

Registered Agent. Gohr had a judgment by default in the amount of $19,000. According to the Company's financial records reflecting whatever invoices, receipts, and/or credit card method of payment supposedly provided by Mark Gohr, this consultant financially assisted the Company for less than $10,000. Litigation is pending.

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

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

Year	Quarter	High	Low
2013	Fourth	$ 0.30	$ 0.03
	Third	0.08	0.08
	Second	0.01	0.005
	First	0.01	0.003
2012	Fourth	$ 0.07	$ 0.008
	Third	0.03	0.004
	Second	0.01	0.005
	First	0.01	0.003

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

We have not generated significant operating revenue as of December 31, 2013. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for 2013.  For 2013 and 2012, our operating losses were $1,045,003 and $1,811,792, respectively.  Our current liabilities exceeded current assets by $5,316,065 and $4,618,570 as of December 31, 2013 and 2012, respectively.

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

On January 16, 2013, the Company entered into an agreement with Caro Capital, LLC, for investor relations services. The Company issued 1,000,000 shares of common stock to Caro Capital for consideration of $20. The Company was also to pay Caro $5,000 per month for six months, payable when $500,000 qualified capital which was supposed to have been raised for the Company by Caro Capital. Unfortunately, Caro Capital failed to perform. The Company waited for Caro Capital to provide their Consultant Report but they fail to provide it. Caro Capital had until 12-31-2013 to do so. Therefore, the 1,000,000 restricted shares were not process for legend removal and is in the process of cancellation.

On March 26, 2013, the Company entered into an agreement with Southridge Partners II, LP, under which Southridge agreed to assume up to $3,788,419 of the Company's liabilities. The liabilities will be divided into tranches, which will be settled by issuances of the Company’s common stock to Southridge. Common stock will be valued at 75% of the low closing bid price during the minimum period of consecutive trading days previous to settlement over which the dollar trading volume of the Company's common stock exceeds 300% of the purchase price. Shares issued to Southridge are not to exceed 9.99% of the Company's outstanding shares.

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder amounting to $645,419 as of December 31, 2013 and 2012, respectively. This outstanding loan to the Company is unsecured and non-interest bearing.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  Ms. Michelle Torres became the Board Member of GTI Corporate Transfer Agents, LLC with a one-third ownership and/or interest. Ms. Tannya Irizarry has a one-third ownership and/or interest; the remaining one-third ownership belongs to Ms. Daisy Garcia.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

For 2013, the Company has a net loss of $1,059,848 or net loss per share of $0.04, and $0 of revenue as compared with a net loss of $1,181,792, or $0.07 per share, and revenue of $0 for 2012.

General and Administrative Expenses:  General and administrative expenses increased to $682,686 for 2013 compared to $670,331 for 2012.

Consulting Expenses:  Consulting expenses decreased to $0 for 2013 compared to $240,000 for 2012.

Depreciation and Amortization Expense:  Depreciation and amortization expenses decreased to $15,538 for 2013 compared to $36,288 for 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $1,331 as of December 31, 2013 and a cash balance of $1,055 as of December 31, 2012.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

EMPLOYEES

As of December 31, 2013, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2017.  In consideration for his services, Dr. Milici will receive a base salary of $216,000 per annual plus bonuses as may be determined by the Board of Directors in its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2017.  Ms. Irizarry’s base salary is $168,000 per annum.  The above salaries have been accrued to be paid in common stock shares from the Company. There are no employee issues at this time.

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

PROPERTIES

We lease approximately 9,600 square feet for our biotechnology laboratory located at 7577 W. 103rd Ave. in Westminster, Colorado 80021. The lease terminates January 31, 2014.  The rent is $7,000 per month for the first 14 months, $10,970 per month for months 15 through 26 and $12,584 per month for the remainder of the lease. We sub-lease 700 square feet of office space to GTI Corporate Transfer Agents, LLC; a related party, located in Suite 209.  The lease is $1,000 per month until January 31, 2017. The Company is in negotiations with the landlord to renew the lease for another six years. The Company also sub-leases laboratory and office spaces to several biotechnology and holdings companies. These entities also have their laboratory equipment located at our premises for their R&D scientific work.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently, we do not have the funds to purchase or construct any such laboratories and do not have a commitment from any party to provide the funds for a laboratory.

ITEM 8:

FINANCIAL STATEMENT

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

GeneThera, Inc.

Westminster, Colorado

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and its subsidiaries at December 31, 2013 and 2012 and results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

Houston, Texas

www.malonebailey.com

April xx, 2014

GeneThera, Inc. - Consolidated Balance Sheets

ASSETS	December 31, 2013	December 31, 2012
Current assets
Cash	$1,331	$1,055
Receivable-related party	15,000	5,718
Total current assets	16,331	6,773
Property and equipment
Total property and equipment, net	12,762	46,808
Other assets	7,000	7,000
TOTAL ASSETS	$36,093	$60,581

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,191,148	$1,035,436
Accounts payable-related party	314,652	173,573
Accrued expenses	2,261,572	1,877,547
Notes payable	10,800	10,800
Convertible notes payable	895,162	882,716
Loan from shareholder	645,271	645,271
Total liabilities	5,318,605	4,625,343

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of December 31, 2013 and 2012, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 6,320,000 shares issued and outstanding
as of December 31, 2013 and 2012, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 31,481,590 and 25,960,596 shares issued and
outstanding as of December 31, 2013 and 2012, respectively	31,481	25,960
Additional paid-in capital	18,071,371	17,743,332
Accumulated deficit	(23,403,279)	(22,346,418)
Total stockholders' deficit of Genethera, Inc.	(5,282,512)	(4,561,711)
Non-controlling interest		(3,051)
Total stockholders’ deficit	(5,282,512)	(4,564,762)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$36,093	$60,581

See accompanying notes to consolidated audited financial statements.

GeneThera, Inc. - Consolidated Statements of Operations

	Year Ended
	December 31,
	2013	2012
Expenses

Consulting	$-	$240,000
General and administrative expenses	682,686	670,331
Payroll expenses	384,000	357,750
Depreciation	15,538	36,288
Equipment write-down	-	355,792
Laboratory expenses	17,736	147,228

Total operating expenses	1,099,960	1,807,389

Loss from operations	1,099,960	1,807,389

Other expenses
Interest expense	-	1,072
Loss (Gain) on disposal of assets	(50,793)
Foreign exchange loss	10,681	3,331
Total other expense	(40,112)	4,403
Net loss	$(1,059,848)	$(1,811,792)

Net loss attributable to non-controlling interest	$(2,987)	$20,382
Net loss attributable to Genethera, Inc.	$1,056,861	$1,791,410
Loss per common share - Basic and diluted	$(0.04)	$(0.07)

Weighted average common shares outstanding -
Basic and diluted	28,825,496	25,041,880

See accompanying notes to consolidated audited financial statements.

GENETHERA, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS DEFICIT

For the years ended December 31, 2013 and 2012

							Additional		Non-	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance at December 31, 2011	4,600	5	15,410,000	15,410	23,710,596	23,710	17,480,582	(20,555,008)	17,331	(3,017,970)

Issuance of common stock for cash	-	-	-	-	1,250,000	1,250	23,750	-	-	25,00

Shares issued for consulting services	-	-	-	-	1,000,000	1,000	239,000	-	-	240,000

Net loss	-	-	-	-	-	-	-	(1,791,410)	(20,382)	(1,811,792)
Balance at December 31, 2012	4,600	5	15,410,000	15,410	25,960,596	25,960	17,743,332	(22,346,418)	(3,051)	(4,564,762)
Issuance of common stock for cash	-	-	-	-	1,000,000	1,000	(800)	-	-	200

Shares issued for debt					127,700	128	2,426			2,554

Shares issued for services					4,393,294	4,393	326,413			330,806
Beneficial conversion feature							2,500			2,500
Write-off non-controlling interest									6,038	6,038
Net Loss	-	-	-	-	-	-	-	(1,056,861)	(2,987)	(1,059,848)
Balance at December 31, 2013	4,600	5	15,410,000	15,410	31,481,590	31,481	18,073,871	(23,403,279)	-	(5,282,512)

See accompanying notes to consolidated audited financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,059,848)	$(1,811,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	333,306	-
Depreciation and amortization	15,538	36,288
Shares issued for services	-	240,000
Loss (Gain) on disposal of assets	(50,793)	355,792
Changes in operating assets and liabilities:
Accounts receivable - related parties	(2,827)	3,500
Accounts payable - related parties	-	173,212
Accounts payable and accrued expenses	625,936	397,589
Net cash used in operating activities	(138,688)	(605,411)

Cash flows from investing activities
Cash used in Mexico subsidiary	(725)
Cash paid for purchase of property and equipment	-	(45,482)
Net cash used in investing activities	(725)	(45,482)

Cash flows from financing activities
Proceeds from issuance of stock	200	25,000
Net advance from related parties	141,079	-
Capital contribution by non-controlling interest to Applied Genetics	-	55,468
Proceeds from convertible notes	-	575,497
Net cash provided by financing activities	141,279	655,965

Net effect of exchange rates change	(1,590)	(5,453)

Net increase in cash	276	(381)
Cash at the beginning of the year	$1,055	$1,436
Cash at the end of the year	$1,331	$1,055

Supplemental disclosures of cash flow information:	-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Equipment purchased on credit	$-	355,792
Conversion of convertible notes payable to common stock	$-	$-

See accompanying notes to consolidated audited financial statements

GENETHERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1 – Organization, nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company”).  In addition, the Company has a 90% ownership (increased from 50% on January 2, 2012) in Applied Genetics S.A. de C.V. (“Applied Genetics”), a Mexico Company which was formed on September 28, 2007, but which had no business activities until 2012.

GeneThera is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no revenues from the subsidiary in Mexico due to lack of reliable funding.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its controlled subsidiary and our subsidiary which we own 90% of and are the primary beneficiary. Our Mexican subsidiary was shut down due to lack of funding in 2013 and all assets abandoned.

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There were no revenues during the years ended December 31, 2013 and 2012.

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $23,416,418 and negative working capital of $5,323,951 as of December 31, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued expenses

The following is the breakdown of the Company’s accrued expenses as of December 31, 2013 and 2012:

	2013	2012
Accrued officer salaries	$ 2,130,904	$ 1,746,904
Accrued interest	24,237	24,237
Accrued expenses- other	106,431	106,406
Total accrued expenses	$ 2,261,572	$ 1,877,547

Note 4 – Related party transactions

The Company has an outstanding loan payable to Antonio Milici, its CEO and shareholder amounting to $645,271 as of December 31, 2013 and 2012, respectively. This outstanding loan to the Company is unsecured and non-interest bearing.

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

As of December 31, 2013, the Company still owes Setna Holdings, a related party $173,573. The total is non- interest bearing and due on demand.

The Company has amounts receivable from these related parties of $15,000 and $5,718 as of December 31, 2013 and 2012, respectively.

Note 6 – Convertible notes payable

During 2011, the Company received $392,267 in total from a single investor, plus $10,800 issued to other investors. These amounts are repayable on demand with 8% interest. $85,048 was converted into common shares during 2011, leaving a balance of $318,020 principal and $21,975 accrued interest as of December 31, 2011. These amounts were converted into common shares during 2011. There are no payments owed on these notes.  As of December 31, 2013, the Company does not owe any principle amount of $882,716 to single investor due to the escrow agreement stipulation of “All or nothing;” and 10,800. There is no accrued interest as of December 31, 2012 is $24,237.

On September 8, 2011, an investor agreed to invest a total of $1,000,000 on or before September 30, 2012, and was to receive their 24,000,000 common shares back upon the completion of such investment at a share price of $0.0416. To date, the investor has invested $882,716, this has been invested in the form of escrow agreement; there were no convertible notes to date because they had to invest the additional $1M to get those shares. The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined the embedded conversion feature should be classified in equity. On September 30, 2012, Gold X Change defaulted on the Escrow Agreement by failing to complete the $1 million investment stipulated on the Escrow Agreement on that specific period of time. No extension was granted and no settlement agreement has been reached.

On December 11, 2013, the Company signed a Subordinated Convertible Promissory Note with Bruiser Investments, LLC in the amount of $15,000.  Currently, the entity opted to do conversion to GTHR stock.

The Company has also recognized $2,500 beneficial conversion feature relating to the convertible debt.

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

The Company analyzed Preferred Stock (“Series A and B”) for embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging “and determined that the conversion options should be classified as equity.

Because it is theoretically possible that full conversion of all convertible preferred and convertible notes would exceed the authorized number of common shares, the CEO and majority shareholder has agreed not to convert enough preferred shares to cause such an event.  This avoids derivatives valuation.

Common stock

For the year ended December 31, 2013

 During 2013, the Company issued 5,393,294 shares valued at $331,006 for services.

During 2013, the Company issued 127,700 shares at $0.02 per share to settle debt of $2,554.

For the year ended December 31, 2012

During 2012, the Company issued 1,000,000 shares valued at $240,000 for services.

During 2012, the Company sold 1,250,000 shares at $0.02 per share for total proceeds of $25,000.

2004 Equity Incentive Plan Does this still exists in our books? I think it expired a couple years ago…

****The Company’s 2004 Senior Executive Officer Option Plan provides for the grant of equity incentives to senior employees of the Company. A maximum of 3,000,000 common shares are available for issuance under the 2004 Plan.

Note 8 – Commitments and contingencies

Operating leases

On November 30, 2010, the Company signed a 38-month lease agreement commencing on December 1, 2010. The office space is located in Westminster, Colorado. The space is approximately 9,681 square feet intended specifically for a biotechnology company’s use. The base rent was free during the first and second months; another free month rate is still due to the Company thanks to the three-year lease: one free month for each year leased; $7,000 per month during the next 12 months; $10,970 during the following 12 succeeding months; and $12,584 during the last 12 months, for a total guaranteed base rent of $366,648 during the 38-month lease term. This lease expires on January 31, 2014 and required a security deposit of $7,000. The Company is in the process of renewing this lease for an additional 6 years at $7,000 per month lease payment throughout the duration of the first three years of the lease; the remaining three years would be negotiated in 2017.

During 2011, the Company signed a 62 month lease commencing on June 13, 2011 for 3,100 square feet of space in Monterrey, Mexico.    The base rent was free during the first and second months and approximately $3,000 per month thereafter.

Years ended December 31	Operating Leases

2014	67,412
2015	54,828
Thereafter	27,414

Total minimum lease payments	$ 149,654

Total rent expense for 2013 and 2012 was $149,394 and $182,498, respectively.

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

The Company has a federal net operating loss carry forward at December 31, 2013 and 2012 of $9,741,795 and $9,027,598, respectively, subject to Section 382 annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2029.  Net deferred taxes are $3,409,628 and $3,159,659 as of December 31, 2013 and 2012.  A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company’s ability to generate future taxable income.

Note 10 – Subsequent events

On February 7, 2014, the Company signed a Convertible Note with Richard Dupuis Logging, Inc. in the amount of $10,000. The investor opted to do conversion to GTHR stock.

On March 18, 2014, the Company signed a Subordinated Convertible Promissory Note with Elliott’s Stone Work, LLC in the amount of $10,000.00.

On April 8, 2014, the Company signed a Subordinated Convertible Promissory Note with Bruiser Investments, LLC in the amount of $10,000.00.

On April 10, 2014, the Company signed a Subordinated Convertible Promissory Note with Richard Dupuis Logging, Inc. in the amount of $15,000.00.

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

There were no changes in our internal controls over financial reporting during the December 31, 2013.  Based on our assessment and those criteria, our management believes that the Company does not maintain effective internal control over financial reporting as of December 31, 2013. We concluded that our internal controls are ineffective as the company has limited segregation of duties, insufficient written policies & procedures, and Inadequate financial statement closing process resulting in multiple audit adjustments .We will continue to improve the effectiveness of our internal controls.

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

54

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

Tannya L. Irizarry served as Chief Administrative Officer from 1999 to Present. Since May 2007, she has served as Chief Financial Officer (Interim) of the Company. Ms. Irizarry has over 22 years of experience in medical technology and biotechnology industries. Ms. Irizarry worked at the University of Texas M.D. Anderson Cancer Center in the department of Neuro-Oncology with Dr. William S. Fields and the Office of Education with Dr. James Bowen. She also worked at the Medical College of Georgia and subsequently, at the St. Joseph Hospital in the biotechnology division. Ms. Irizarry was the Vice President of Genetrans, Inc. from 1994 to 1998. Ms. Irizarry relocated to Colorado in order to manage GeneThera, Inc. at the request of Dr. Milici.

Each Director is elected at the Company’s annual meeting of shareholders and holds office until the next annual meeting of shareholders and/or until the successors are elected and qualified. At present, the Company’s bylaws provide for not less than three or more than seven Directors. The Company is seeking new successors to complete our number of directors.

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

ITEM 11:

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal years ended December 31, 2013, 2012, and 2011 concerning the compensation awarded to, earned by, or paid to those persons serving as Chief Executive Officer and Chief Financial Officer of the Company during those years (the “Named Executive Officers”). No other executive officer of the Company had a total annual salary and bonus for the years presented that exceeded $100,000. Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the year ended December 31, 2013.

The following table also summarizes the annual and long-term compensation paid to Dr. Tony Milici, our Chief Executive Officer. Except for Dr. Milici, no other executive officer received annual remuneration in excess of $100,000 during 2013 or 2012. This summary compensation table shows certain compensation information for services rendered in all capacities during each of the last two completed fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Tony Milici	2010	$144,000							$144,000
Chief Executive Officer	2011	$144,000							$ 144,000
	2012	$168,000							$ 168,000
	2013	$216,000							$216,000

Tannya Irizarry	2010	$ 90,000		45,000					$ 135,000
Chief Financial Officer	2011	$90,000		45,000					$135,000
	2012	$90,000		45,000					$135,000
	2013	$123,000		45,000					$168,000

Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer of the Company received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.

No other officer or director received in excess of $100,000 for the years ending December 31, 2013, December 31, 2012, and December 31, 2011.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2013:

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	TOTAL ($)

No Director received any Stock Awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings or other Compensation other than what is disclosed above during the year ended December 31, 2013.

(1) Dr. Milici did not receive any compensation separate from the consideration he received as an officer of the Company for the year ended December 31, 2013 in consideration for his service to the Board as a Director of the Company.

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

On January 8, 2012, the Company entered into an employment agreement with Tannya L Irizarry to serve as the Chief Administrative Officer and Chief Financial Officer (Interim) of the Company until January 31, 2017. Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two year period. In consideration for her services, Ms. Irizarry receives a base salary of $123,000 per annum throughout the term of the agreement plus $45,000 worth on common stock issuance every March of every year of her employment agreement. If the Company achieves net income in excess of $2,000,000 per year, Ms. Irizarry is entitled to a company vehicle, gas expenses, and auto repairs.  No director received compensation for her services to the Company.

ITEM 12:

 SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2013 by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each of the executive officers who were serving as executive officers at the end of the December 31, 2013 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2013, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 31, 2013, and exercisable or convertible within 60 days thereafter. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 7577 W. 103rd Ave. Unit 212, Westminster, CO 80021.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Five Percent Shareholders:
Shawn T. Donahue	1,627,557	0.07%
Gold X Change, Inc.	4,003,860	0.08%
Directors and Executive Officers:

Dr. Antonio Milici	-
Tannya L. Irizarry	-

All Directors and Executive Officers as a Group	5,631,417	0.15%

This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this Table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this Table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 31,481,590 shares of common stock outstanding on December 31, 2013, adjusted as required by rules promulgated by the SEC.

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

Applicable percentages are based on 31,481,590 shares of common stock outstanding and on 15,410,000 shares of Series B Preferred Stock outstanding on December 31, 2013, adjusted as required by rules promulgated by the SEC. Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this filing), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

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

2013 $15,400

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of January, 2014.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	1/31/2014
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	1/31/2014
Tannya L Irizarry