Form 10-Q
period 2014-03-31
GENETHERA INC
filed 2014-05-13
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,314,923 Shares of $.001 par value Common Stock outstanding as of March 31, 2013 and Series A 4,600 Shares, and Series B 19,760,000 shares of $.001 par value Preferred Stock outstanding as of May 14, 2014.

GENETHERA, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$125	$1,331
Receivable related party	34,582	15,000
Total current assets	34,707	16,331
Property and equipment
Office and laboratory equipment and leasehold improvements	784,330	784,330
Less: Accumulated depreciation	(774,982)	(771,568)
Total property and equipment, net	9,348	12,762
Other assets	7,000	7,000
TOTAL ASSETS	$51,055	$36,093
LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,214,127	$1,191,148
Accounts payable related party	356,611	314,652
Accrued expenses	2,357,572	2,261,572
Notes payable	10,800	10,800
Convertible notes payable	915,162	895,162
Loan from shareholder	645,271	645,271
Total liabilities	5,499,543	5,318,605
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 19,760,000 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 31,481,590 and 31,481,590 shares issued and
outstanding as of March 31, 2014 and December 31, 2013, respectively	31,481	31,481
Additional paid-in capital	18,073,871	18,073,871
Deficit accumulated during the development stage	(23,569,255)	(23,403,279)
Total stockholders' deficit of GeneThera, Inc.	(5,448,488)	(5,282,512)
Non-controlling interest	(0)	(0)
Total stockholders’ deficit	(5,448,488)	(5,282,512)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$31,055	$36,093

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Consolidated Statement of Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Expenses
General and administrative expenses	$66,562	$160,013
Payroll expenses	96,000	96,000
Depreciation	3,414	4,863
Laboratory expenses	0	17,736
Total operating expenses	165,976	278,612

Loss from operations	165,976	278,612
Other expenses
Foreign exchange loss		10,681
Net loss	$165,976	$289,293

Net loss attributable to non-controlling interest	$(0)	$(2,987)
Net loss attributable to GeneThera, Inc.	$165,976	$286,306
Loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	31,484,590	26,805,040

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(165,976)	$(289,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		100,000
Depreciation and amortization	3,414	4,863
Changes in operating assets and liabilities:
Prepaid expenses	—	—
Accounts receivable - related parties	418	5,718
Accounts payable - related parties		4,888
Accounts payable and accrued expenses	118,979	175,280
Net cash used in operating activities	(43,165)	1,456
Cash flows from financing activities
Proceeds from issuance of stock		200
Net advance from related parties	41,959
Net cash provided by financing activities	41,959	200
Net effect of exchange rates change		(1,590)
Net increase in cash	(1,206)	66
Cash at the beginning of the year	1,331	1,055
Cash at the end of the year	125	1,121
Non-cash investing and financing transactions
Debt issued for cash but collected by related party	20,000

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

GeneThera is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

The accompanying unaudited interim consolidated financial statements of GeneThera have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2013, as reported in Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of March 31, 2014. These conditions raise substantial doubt as to GeneThera ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera viability, through private or public equity offerings, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $645,271 as of March 31, 2014 and December 31, 2013. Additional, the Company has an outstanding loan payable to Tannya L Irizarry, its Chief Financial Officer and shareholder, amounting to $172,471 as of March 31, 2014. These outstanding loans to the Company are unsecured and non-interest bearing.

The Company owes Setna Holdings, a related party $184,140 and $173,573 as of March 31, 2014 and December 31, 2013, respectively. The total is non-interest bearing and due on demand.

During three months ended March 31, 2014, the Company has signed total $20,000 convertible note (see Note 4), the proceed from these notes was managed by Setna Holdings, a related party. The Company has amounts receivable from Setna Holdings of $34,582 and $15,000 as of March 31, 2014 and December 31, 2013.

NOTE 4 – SHAREHOLDERS EQUITY

Common stock

On February 7, 2014, the Company signed a Convertible Note with Richard Dupuis Logging, Inc. in the amount of $10,000. On April 21, 2014, the investor opted to do conversion to GTHR stock.

On March 18, 2014, the Company signed a Subordinated Convertible Promissory Note with Elliott Stone Work, LLC in the amount of $10,000.00.

NOTE 5 – SUBSEQUENT EVENT

On April 8, 2014, the Company signed a Subordinated Convertible Promissory Note with Bruiser Investments, LLC in the amount of $10,000.

On April 10, 2014, the Company signed a Subordinated Convertible Promissory Note with Richard Dupuis Logging, Inc. in the amount of $10,000.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

We did not generate any revenue for the three months ended March 31, 2014 and 2013.

We had total operating expenses of $165,976 for the three months ended March 31, 2014, compared to total operating expenses of $289,293 for the three months ended March 31, 2013, a decrease of $123,317 from the prior period. The decrease in expenses was largely due to a decrease in general and administrative to $66,562 for the three months ended March 31, 2014, compared to $160,013 for the three months ended March 31, 2013, a decrease of $93,451 from the prior period, and a decrease in laboratory expenses to $0 for the three months ended March 31, 2014, compared to $17,736 for the three months ended March 31, 2013, an decrease of $17,736 from the prior period.

We had a net loss of $165,976 for the three months ended March 31, 2014, compared to a net loss of $289,293 for the three months ended March 31, 2013, a decrease of $123,317 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of March 31, 2014 of $51,055, which included cash of $125, accounts receivable related party of $34,582, net property and equipment of $9,348, and total other assets of $7,000.

We had total liabilities of $5,499,543 as of March 31, 2014, which included $1,214,127 of accounts payable, $2,357,572 of accrued expenses, $10,800 of notes payable, $915,162 of convertible notes payable, $645,471 of loan from shareholder and $356,611 to related party.

We had negative working capital of $5,464,836 and a deficit accumulated during the development stage of $23,569,255.

We had negative net cash used in operating activities of $43,165 for the three months ended March 31, 2014.

It is estimated that we will require outside capital for the remainder of 2014 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. Currently, the Company is in discussions with one group to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such a financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2013, the Company issued 1,000,000 shares of its common stock for cash for total proceeds of $200, a nominal fee. This issuance has a restrictive legend until such consultant’s forthcoming report for services rendered. The stock issuance was cancelled.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 18, 2013, the Company, in error, issued restricted stock in lieu of cash invested during a binding Escrow Agreement, which was defaulted by Gold X Change, Inc. The issuance of restricted stock was cancelled as per the escrow agreement terms.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(#)	XBRL Instance Document
101.SCH*(#)	XBRL Schema Document
101.CAL*(#)	XBRL Calculation Linkbase Document
101.DEF*(#)	XBRL Definition Linkbase Document
101.LAB*(#)	XBRL Label Linkbase Document
101.PRE*(#)	XBRL Presentation Linkbase Document

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

May 12, 2014