Form 10-Q
period 2014-06-30
GENETHERA INC
filed 2014-08-19
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,314,923 Shares of $.001 par value Common Stock outstanding as of June 30, 2014 and Series A 4,600 Shares, and Series B 19,760,000 shares of $.001 par value Preferred Stock outstanding as of Aug 14, 2014.

ASSETS	June 30, 2014	December 31, 2013
Current assets
Cash	$166	$1,331
Receivable-related party	-	15,000
Total current assets	166	16,331
Property and equipment
Office and laboratory equipment and leasehold improvements	784,330	784,330
Less: Accumulated depreciation	(778,396)	(771,568)
Total property and equipment, net	5,934	12,762
Other assets	7,000	7,000
TOTAL ASSETS	$13,100	$36,093

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,249,265	$1,191,148
Accounts payable-related party	356,611	314,652
Accrued expenses	2,453,572	2,261,572
Notes payable	10,800	10,800
Convertible notes payable	935,162	895,162
Loan from shareholder	645,271	645,271
Total liabilities	5,650,681	5,318,605

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 6,320,000 shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 32,314,923 and 31,481,590 shares issued and
outstanding as of June 30, 2014 and December 31, 2013, respectively	32,314	31,481
Additional paid-in capital	18,098,038	18,073,871
Deficit accumulated during the development stage	(23,783,348)	(23,403,279)
Total stockholders' deficit of Genethera, Inc.	(5,637,581)	(5,282,512)
Non-controlling interest	0
Total stockholders’ deficit	(5,637,581)	(5,282,512)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$13,100	$36,093

See accompanying notes to these unaudited consolidated financial statements.

	3 Months Ended		6 Months End
	June 30,		June 30,
	2014	2013	2014	2013
Expenses
General and administrative expenses	$114,679	$182,636	$181,241	$ 342,649
Payroll expenses	96,000	96,000	192,000	192,000
Depreciation	3,414	3,414	6,828	8,277
Laboratory expenses	-	-	-	17,736

Total operating expenses	214,093	282,050	380,069	560,662

Loss from operations	214,093	282,050	380,069	560,662

Foreign exchange loss	-	-	-	10,681
Net loss	214,093	282,050	$380,069	$571,343

Net loss attributable to non-controlling interest	-	-	$-	$(2,987)
Net loss attributable to Genehera, Inc.	214,093	282,050	$-	$568,356
Loss per common share - Basic and diluted	(0.01)	(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	32,123,479	26,855,745	31,804,034	26,855,745

See accompanying notes to these unaudited consolidated financial statements.

		Six Months, Ended
		June 30,
		2014		2013
Cash flows from operating activities
Net loss		$(380,069)		$(571,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation				130,332
Depreciation and amortization		6,828		8,277
Changes in operating assets and liabilities:
Accounts receivable - related parties		80,000		5,718
Accounts payable - related parties		-		29,865
Accounts payable and accrued expenses		250,117		398,414
Net cash used in operating activities		(43,124)		1,263

Cash flows from financing activities
Proceeds from issuance of stock		-		200
Net advance from related parties		41,959		-
Net cash provided by financing activities		41,959		200

Net effect of exchange rates change		-		(1,590)

Net increase in cash		(1,165)		(127)
Cash at the beginning of the year		1,331		1,055
Cash at the end of the year		166		928

Supplemental disclosures of cash flow information:		-
Cash paid for interest	$	$ -	$	$ -
Cash paid for income taxes	$	$ -	$	$ -

Non-cash investing and financing transactions:
Shares issued for note conversion		25,000		-
Debt issued for cash but collected by related party		65,000		-
Shares repurchased		-		-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of June 30, 2014. These conditions raise substantial doubt as to GeneThera’s ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera’s viability, through private or public equity offerings, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $645,271 as of June 30, 2014 and December 31, 2013. Additional, the Company has an outstanding loan payable to Tannya L Irizarry, its Chief Financial Officer and shareholder, amounting to $172,471 as of June 30, 2014. These outstanding loans to the Company are unsecured and non-interest bearing.

The Company owes Setna Holdings, a related party $184,140 and $173,573 as of June 30, 2014 and December 31, 2013, respectively. The total is non-interest bearing and due on demand.

During six months ended June 30, 2014, the Company has signed total $65,000 convertible note (see Note 4), the proceed from these notes was managed by Setna Holdings, a related party. The Company has amounts receivable from Setna Holdings of $-0- and $15,000 as of June 30, 2014 and December 31, 2013.

NOTE 4 – SHAREHOLDER’S EQUITY

Common stock

On February 7, 2014, the Company signed a Convertible Note with Richard Dupuis Logging, Inc. in the amount of $10,000 with an 8% annual interest.

On April 21, 2014, the investor opted to do conversion to GTHR stock. On April 22, 2014, this amount is converted to 333,333 shares common stock at $0.03 per share with an 8% annual interest.

On March 18, 2014, the Company signed a Subordinated Convertible Promissory Note with Elliott’s Stone Work, LLC in the amount of $10,000 with an 8% annual interest. In July 2014, the investor opted to convert to common stock.

On April 8, 2014, the Company signed a Subordinated Convertible Promissory Note with Bruiser Investments, LLC in the amount of $10,000 with an 8% annual interest.

On April 10, 2014, the Company signed a Subordinated Convertible Promissory Note with Richard Dupuis Logging, Inc. in the amount of $15,000 with an 8% annual interest.

On April 22, 2014, a $15,000 note from Bruiser Investment dated December 11, 2013 with an 8% annual interest is converted to 500,000 shares common stock at $0.03 per share.

On April 22, 2014, a total of 6,514,967 shares were already issued to the Treasury.

On June 5, 2014, the Company signed a Subordinated Convertible Promissory Note with Douglas South, in the amount of $15,000 with an 8% annual interest.

On June 19, 2014, the Company signed a Convertible Promissory Note with Elliott’s Stone Work, LLC in the amount of $5,000 with an 8% annual interest.

NOTE 5 – SUBSEQUENT EVENT

On July 29, 2014, the Company signed a Convertible Promissory Note with MRH Holdings, LLC in the amount of $3,500 with an 8% annual interest.

On August 7, 2014, the Company signed a Convertible Promissory Note with Richard Dupuis Logging, Inc. in the amount of $5,000 with an 8% annual interest.

On August 19, 2014, Treasury Stock from the Company in the amount of 6,519,923 was issued to GTICTA.

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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

We did not generate any revenue for the six months ended June 30, 2014 and 2013.

We had total operating expenses of $380,069 for the six months ended June 30, 2014, compared to total operating expenses of $560,662 for the six months ended June 30, 2013, a decrease of $180,593 from the prior period. The decrease in expenses was largely due to a decrease in general and administrative expenses to $181,241 for the six months ended June 30, 2014, compared to $342,649 for the six months ended June 30, 2013, a decrease of $161,408 from the prior period.

We had a net loss of $380,069 for the six months ended June 30, 2014, compared to a net loss of $571,343 for the six months ended June 30, 2013, a decrease of $191,274 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of June 30, 2014 of $13,100, which included cash of $166, net property and equipment of $5,934, and total other assets of $7,000.

We had total liabilities of $5,650,681 as of June 30, 2014, which included $1,249,265 of accounts payable, $2,453,572 of accrued expenses, $10,800 of notes payable, $935,162 of convertible notes payable, $645,471 of loan from shareholder and $356,611 to related party.

We had negative working capital of $5,637,581 and a deficit accumulated of $23,783,348.

We had negative net cash used in operating activities of $43,124 for the six months ended June 30, 2014.

It is estimated that we will require outside capital for the remainder of 2014 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. Currently, the Company is in discussions with one group to obtain financing through either debt and/or equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

It is unfortunate that the Company has too many enemies from previous disgruntled consultants and their allies, which most likely have been attacking the Company in the open market. As we all know, the Company is in the penny stock category since 2004. Currently, the SEC and FINRA want to filter ALL the penny stock companies in order to eliminate these entities completely. These entities are now forcing all penny stock companies, which are less than a penny per stock value to be downgraded to pink sheets unless the financially challenged penny stock company pays $7,500 each year for the next two years. It’s supposedly a promotion. Afterwards, the fee will escalate to $10,000 per year payment to OTCMarkets, a private entity, in order for such penny stock ticker symbol to be reflected on the OTCXB exchange’s inept, but electronic system. Like this, the brokers are able to trade; see the daily activities of trades, others will be able to continue doing market manipulation; enemies will openly continue their tasks, and the joyful system of pump-and-dump the market of the penny stock companies, et al. will continue to be destroyed like they have done for the past 20 years and/or more. It is appalling to be part of the SEC governance and not have any protection from legalized thieves and shysters. The SEC wants to eliminate penny stock companies category. Perhaps, to clean up what the SEC has failed to protect. I believe that they think it is a necessary evil what we are facing with FINRA, the SEC and the OTCXB in order for the latter one to make millions of dollars and the rest; the SEC and FINRA to continue thinking that they are cleaning their system from non-disclosures, improper financial reporting, and worst of all, FINRA which thoroughly enjoys delisting these penny stock companies just for the hell of it since they all have failed their duty of protecting; not only the long term shareholders of such penny stock companies. Moreover, these entities are also making such penny stock companies look incompetent when they are not. The Company is planning to get out of the penny stock category soon. Nevertheless, we believe that ALL penny stock companies should fight their way out of this conniving, vicious, greedy cycle to avoid market value bloodshed while the SEC, FINRA and the OTCXB continues to salivate waiting to allegedly clean up their own mess while the OTC Market entity will receive millions of dollars earned by their deception to all the shareholders investing in penny stock companies. It is conniving, indeed. However, the Company and hopefully all the other penny stock companies will also succeed; one way or another. We ALL will.

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

In June 2009, James Tufts filed a complaint at the Small Claims Court in Jefferson County, Colorado in the amount of $4,000 plus expenses from a London business trip. The Company will not satisfy the judgment. The Company discovered that during the time his spouse was working at the transfer agency, she issued more than one stock certificate in the amount of $15,000 each. In December 2009, James Tufts returned only one certificate in the amount of $15,000; the other stock certificate for the same amount is still active and in the database.

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

August 18, 2014

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1. I have reviewed this Form 10-Q for the fiscal quarter ended June 30, 2014 of GeneThera, Inc.;

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

Date: August 18, 2014

/s/ Antonio Milici

--------------------------

Antonio Milici

President and Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1. I have reviewed this Form 10-Q for the fiscal quarter ended June 30, 2014 of GeneThera, Inc.;

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

Date: August 18, 2014

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

(Principal Financial/Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended June 30, 2014, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By: /s/ Antonio Milici

Name: Antonio Milici

Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2014

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended June 30, 2014, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By: /s/ Tannya L Irizarry

Name: Tannya L Irizarry

Title: Chief Financial Officer (Interim) (Principal Financial/Accounting Officer)

Date: August 18, 2014