Form 10-Q
period 2014-09-30
GENETHERA INC
filed 2014-11-19
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒ No ☐

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

Yes ☐ No☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,473,056 Shares of $.001 par value Common Stock outstanding as of September 30, 2014 and Series A 4,600 Shares, and Series B 15,410,000 shares of $.001 par value Preferred Stock outstanding as of September 30, 2014.

ASSETS	September 30, 2014	December 31, 2013
Current assets
Cash	$195	$1,331
Receivable-related party	1,775	15,000
Total current assets	1,970	16,331
Property and equipment
Office and laboratory equipment and leasehold improvements	784,330	784,330
Less: Accumulated depreciation	(781,810)	(771,568)
Total property and equipment, net	2,520	12,762
Other assets	7,000	7,000
TOTAL ASSETS	$11,490	$36,093

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,298,789	$1,191,148
Accounts payable-related party	292,691	314,652
Accrued expenses	2,549,572	2,261,572
Notes payable	10,800	10,800
Convertible notes payable	918,162	895,162
Loan from shareholder	645,271	645,271
Total liabilities	5,715,285	5,318,605

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 15,410,000 shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 34,473,056 and 31,481,590 shares issued and
outstanding as of September 30, 2014 and December 31, 2013, respectively	34,472	31,481
Additional paid-in capital	18,148,674	18,073,871
Accumulated deficit	(23,902,356)	(23,403,279)

Total stockholders' deficit of Genethera, Inc.	(5,703,795)	(5,282,512)
Non-controlling interest	-	-
Total stockholders’ deficit	(5,703,795)	(5,282,512)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$11,490	$36,093

See accompanying notes to these unaudited consolidated financial statements.

	3 Months Ended		9 Months End
	September 30,		September 30,
	2014	2013	2014	2013
Expenses
General and administrative expenses	$19,351	$254,661	$200,592	$594,323
Payroll expenses	96,000	96,000	288,000	288,000
Depreciation	3,414	3,414	10,242	12,124
Equipment write-down				-
Laboratory expenses	-	-	-	17,736

Total operating expenses	118,765	354,075	498,834	912,183

Loss from operations	118,765	354,075	498,834	912,183

Other expenses
Interest expense	-	-	243	-
Foreign exchange loss	-	-	-	10,681
Total other expense	-	-	243	10,681
Net loss	$(118,765)	$(354,075)	$(499,077)	$(922,864)

Net loss attributable to non-controlling interest	$-	$-	$-	$(2,987)
Net loss attributable to Genethera, Inc.	$118,765	$354,075	$499,077	$919,877
Loss per common share - Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	33,448,909	29,828,850	32,482,911	27,930,402

See accompanying notes to these unaudited consolidated financial statements.

	Nine Months, Ended
	September 30,
	2014		2013
Cash flows from operating activities
Net loss	$(499,077)		$(922,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,050		330,806
Depreciation and amortization	10,242		12,124
Changes in operating assets and liabilities:
Accounts receivable - related parties		-	5,718
Accounts payable and accrued expenses	395,885		463,446
Net cash used in operating activities	(83,900)		(110,770)

Cash flows from financing activities
Proceeds from issuance of stock	-		200
Net advance from related parties	82,764		112,048
Net cash provided by financing activities	82,764		112,248

Net effect of exchange rates change	-		(1,590)

Net increase in cash	(1,136)		(112)
Cash at the beginning of the year	1,331		1,055
Cash at the end of the year	195		943

Supplemental disclosures of cash flow information:
Cash paid for interest	$-		$-
Cash paid for income taxes	-		-

Non-cash investing and financing transactions:
Shares issued for note conversion	68,744		2,554
Debt issued for cash but collected by related party	91,500		-

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of September 30, 2014. These conditions raise substantial doubt as to GeneThera’s ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera’s viability, through private or public equity offerings, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $645,271 as of September 30, 2014 and December 31, 2013. Additional, the Company has an outstanding loan payable to Tannya L Irizarry, its Chief Financial Officer and shareholder, amounting to $91,470 as of September 30, 2014. These outstanding loans to the Company are unsecured and non-interest bearing.

During nine months ended September 30, 2014, the Company has signed total $91,500 convertible note (see Note 4) the proceeds from these notes was managed by Setna Holdings, a related party. The Company has amounts receivable from Setna Holdings of $-1,775- and $15,000 as of September 30, 2014 and December 31, 2013.

NOTE 4 – CONVERTIBLE DEBT

On February 7, 2014, the Company signed a Convertible Note with Richard Dupuis Logging, Inc. in the amount of $10,000. On April 21, 2014, the investor opted to do conversion to GTHR stock. On April 22, 2014, this amount was converted to shares common stock at $0.03 per share plus 8% interest.

On March 18, 2014, the Company signed a Subordinated Convertible Promissory Note with Elliott’s Stone Work, LLC in the amount of $10,000. On August 25, 2014, the investor opted to convert to common stock at $0.03 per share conversion rate plus 8% interest.

On April 8, 2014, the Company signed a Subordinated Convertible Promissory Note with Bruiser Investments, LLC in the amount of $10,000. On August 25, 2014, the investor opted to convert to common stock at $0.03 per share conversion rate plus 8% interest.

On April 10, 2014, the Company signed a Subordinated Convertible Promissory Note with Richard Dupuis Logging, Inc. in the amount of $15,000.

On April 22, 2014, a $15,000 note from Bruiser Investment dated December 11, 2013, the investor opted to convert to common stock at $0.03 per share plus 8% interest.

On June 5, 2014, the Company signed a Subordinated Convertible Promissory Note with Douglas South, in the amount of $15,000. On August 25, 2014, the investor opted to do conversion to common stock at $0.03 per share plus 8% interest.

On June 19, 2014, the Company signed a Convertible Promissory Note with Elliott’s Stone Work, LLC in the amount of $5,000. On August 25, 2014, the investor opted to convert to common stock at $0.03 per share conversion rate plus 8% interest.

On July 29, 2014, the Company signed a Convertible Promissory Note with MRH Holdings, LLC in the amount of $3,500. On August 25, 2014, the investor opted to convert to common stock at $0.03 per share conversion rate plus 8% interest.

On August 7, 2014, the Company signed a Convertible Promissory Note with Richard Dupuis Logging, Inc. in the amount of $5,000. This note bears 8% interest and convertible to common stock at $0.03 per share.

On August 25, 2014, the Company signed a Convertible Promissory Note with Bruiser Investments LLC in the amount of $3,000. This note bears 8% interest and convertible to common stock at $0.03 per share.

On September 3, 2014, the Company signed a Convertible Promissory Note with Lley & Associates in the amount of $15,000. This note bears 8% interest and convertible to common stock at $0.03 per share.

NOTE 5 – SHAREHOLDER’S EQUITY

Common stock

For the nine months ended September 30, 2014, total 700,000 shares were issued for consulting service in amount of $9,050.

For the nine months ended September 30, 2014, total 2,291,465 shares were issued to convert $68,500 convertible debt (see Note 4) and $244 accrued interest.

NOTE 6 – SUBSEQUENT EVENT

On October 6, 2014, the Company signed a Subordinated Convertible Promissory Note with James Zarecki in the amount of $15,000. Five thousand dollars ($5,000) was refunded to Bruizer Construction, LLC as the entity provided a loan for the Company while this investment was completed. On October 7, 2014, the investor opted to do conversion to 500,000 GTHR shares common stock at $0.03 per share value.

On November 4, 2014, the Company signed two Convertible Promissory Notes with third party in total amount of $3,000. These notes bear 8% annual interest and convertible at $0.03 per share.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

We did not generate any revenue for the three months ended September 30, 2014 and 2013.

We had total operating expenses of $118,765 for the three months ended September 30, 2014, compared to total operating expenses of $354,075 for the three months ended September 30, 2013, a decrease of $235,310 from the prior period. The decrease in expenses was largely due to a decrease in general and administrative expenses to $19,351 for the three months ended September 30, 2014, compared to $254,661 for the three months ended September 30, 2013, a decrease of $235,310 from the prior period.

We had a net loss of $118,765 for the three months ended September 30, 2014, compared to a net loss of $354,075 for the three months ended September 30, 2013, a decrease of $235,310 from the prior period.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

We did not generate any revenue for the nine months ended September 30, 2014 and 2013.

We had total operating expenses of $498,834 for the nine months ended September 30, 2014, compared to total operating expenses of $912,183 for the nine months ended September 30, 2013, a decrease of $413,349 from the prior period. The decrease in expenses was largely due to a decrease in general and administrative expenses to $200,592 for the nine months ended September 30, 2014, compared to $594,323 for the nine months ended September 30, 2013, a decrease of $393,731 from the prior period.

We had a net loss of $499,077 for the nine months ended September 30, 2014, compared to a net loss of $922,864 for the nine months ended September 30, 2013, a decrease of $423,787 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of September 30, 2014 of $11,490, which included cash of $195, net property and equipment of $2,520, and total other assets of $7,000.

We had total liabilities of $5,715,285 as of September 30, 2014, which included $1,298,789 of accounts payable, $2,549,572 of accrued expenses, $10,800 of notes payable, $918,162 of convertible notes payable, $645,271 of loan from shareholder and $292,691 to accounts payables - related party.

We had negative working capital of $5,713,315 and a deficit accumulated of $23,902,356.

We had p net cash used by operating activities of $83,900 for the nine months ended September 30, 2014.

It is estimated that we will require outside capital for the remainder of 2014 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. The Company is still in discussions with one or two groups to obtain financing through equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

On September 23, 2010, Liberty Acquisitions filed a Civil Judgment at the Jefferson County Court in the State of Colorado in the amount of $3,300. The Company has not satisfied the judgment since the original amount was $1,100.

On August 29, 2011, the Company had a court hearing concerning a litigation filed by The Park III related to unpaid rent according to the lease agreement. The District Court of Boulder (Colorado) entered a judgment against the Company in the amount of $77,000. The Company has not satisfied the judgment.

On January 31, 2013, the Company had a judgment by default in the amount of $19,586. Laboratory equipment was arbitrarily and improperly seized from the Company premises. These equipment were not Company’s property since were loaned to the Company as part of an ongoing research project. The Company strongly argues that the equipment was unlawfully removed from its facilities. The Company has retained a law firm to pursue litigations against all the parties that caused to illegally and arbitrarily seize the equipment without proper procedure or cause.

On April 24, 2014, the Company decided not to finalize the liability purchase agreement with Tarpon Bay Partners, LLC/Southridge due to hostile terms and their unwillingness to agree on more favorable terms for GeneThera.

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

November 19, 2014