Form 10-K
period 2014-12-31
GENETHERA INC
filed 2015-04-14
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM 01/01/2014 TO 12/31/2014

Commission File Number:

000-27237

GeneThera, Inc.

(Exact name of registrant as Specified in its Charter)

Nevada 65-0622463

(State or Other Jurisdiction of (Internal Revenue Service

Incorporation or Organization) Employer Identification Number)

9101 Harlan Street Westminster, CO 80031

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

The issuer's revenues for the most recent fiscal year ended December 31, 2014 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $23,711.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 34,988,149 shares of common stock issued and outstanding as of March 26, 2015.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Our common stock currently trades on the OTC “Over-The-Counter” pink market under the symbol GTHR.  Our temporary office is located at 9101 Harlan Street Suite 130 in Westminster, CO 80031 and our telephone number is 303-439-2085. This office only answers the phone calls until our new laboratory space’s new lease agreement and renovations are completed.

For the fiscal year 2014, and as of now, the Company had one subsidiary, GeneThera, Inc., a Colorado corporation. GeneThera no longer has holds a commercial diagnostics laboratory in Mexico.

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

Johne’s disease is a worldwide problem of domestic animals; primarily dairy cattle, sheep and goats. A significant public health concern is associated with Johne's disease (JD), which results from an infection with bacteria called Mycobacterium paratuberculosis. This organism grows very slowly, causes a gradually worsening disease condition, and is highly resistant to the infected animal's immune defenses. Therefore, infected animals harbor the organism for years before they test positive or develop disease signs.

Major Factors related to Johne's disease:

  Worldwide Infection.
•	Reduction in milk production to 25%+.
•	High culling rate which increases costs.
•	JD affects trade and hinders exports.
•	Link between JD and Crohn’s disease.
•	Reduction in quality wool production in sheep.
  Highest at risk animals are young calves or pre-born.
  Bacterium can survive in contaminated soil for over 1 year.
  Spread in herds can occur by fecal contamination, colostrum, milk, and transplacental.
  Calves can become infected by suckling on “dirty” teats.
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

The Company is also developing vaccines for Chronic Wasting Disease and E. coli O157:H7. The Company will need the approval of the USDA before the vaccines can be manufactured or sold. The approval process for animal vaccines is time-consuming and expensive. We anticipate that such approval, if it is obtained, may require more than $5 million and may require more than two years for each vaccine for which approval is sought. Currently, we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all. In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

INTEGRATED TECHNOLOGY PLATFORM (ITP)

GeneThera’s Integrated Technology Platform (ITP) is the foundation for “fast-track” rDNA vaccine development.  We are currently working on the development of a recombinant DNA vaccine for Johne’s disease.  Johne’s disease is a chronic debilitating infectious disease of ruminants, characterized by weight loss and, particularly in cattle, by profuse diarrhea.  The causal agent is a bacterium, Mycobacterium avium subspecies paratuberculosis.  Infected animals may show no sign of the disease until years after the initial infection.  Johne’s is a slow, progressive disease with worldwide distribution.

The vaccine development is in the “in vitro” or pre-clinical stage.  We expect to initiate experimental animal studies for Johne’s disease in the next 18-36 months.  ITP combines the following technologies: 1) gene expression system technology or “GES”; 2) viral DNA purification technology or PURIVAX technology; 3) genetically engineered Adenovirus (rAD) and recombinant Adeno Associate Virus (rAAV) systems (vectors). This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 18 months versus the current standard of 24 to 36.  We estimate that the cost to bring these vaccines to market is $5-7 million.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to comply with the government regulations involved in bringing such a product to market. The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GES assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

GES SYSTEM

GES is a proprietary assay development system.   To date, the system has been used to develop our TSE and Johne’s disease molecular assay. GES is a gene expression system to be used in our laboratory and will be marketed for commercial sale under the trade name HERDCHECK.  The core of GES is Fluorogenic Polymerase Chain Reaction technology (F-PCR).  GeneThera approaches the technical problems related to the use of conventional PCR in molecular diagnostics via our modular unit concept.  Specifically, the modular unit consists of an Automated Nucleic Acid Workstation (ANAW) and a Sequence Detection System (SDS) that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and non-post-PCR manipulation. GES is a molecular genetic base system that utilizes Fluorogenic Polymerase Chain Reaction (F-PCR).  Fluorogenic PCR (F-PCR) is a technology based on sequence specific hybridization between a nucleic acid target and a fluorogenic probe, a short sequence of DNA chemically treated to generate light at a specific wavelength, complementary to the target sequence.  The probe consists of an oligonucleotide, a short synthetic DNA molecule, with two fluorescent molecules (a reporter and quencher dye) attached to both ends of the oligonucleotide.  Due to the unique design of the Fluorogenic probe, the activity of the Taq Polymerase enzyme allows direct detection of PCR products by the release of the fluorogenic reporter during PCR.  The reporter and the quencher dye are linked at the end of the probe. When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence.  During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site.  The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region binds to the target.  If the probe is not bound then no cleavage occurs. After cleavage, the shortened probe dissociates from the target and the polymerization of the DNA strand continues.  This process occurs in every cycle and does not interfere with the exponential accumulation of the product.  The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated.  The specificity of this 5’ nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur.  Thus, the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR.  No signal is generated by non-specific amplification.

To perform GES, specific laboratory equipment is needed.  This involves some substantial initial costs to set up the laboratory operations.  We have performed this substantial set up and will be fully operational again to perform GES, once the laboratory renovations are completed.  We currently have an exclusive worldwide collaboration agreement with Hudson Robotics, Inc., which will provide the specific equipment necessary to further development.  However, the use of F-PCR represents a great advantage over other available systems because of its greater sensitivity, speed, and accuracy.

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

PURIVAX TECHNOLOGY

GeneThera has developed a large-scale process for highly purified and high viral titer (viral concentration) Adenovirus and AAV genetically engineered viruses.  This technology enables GeneThera to develop Adenovirus and AAV-based recombinant DNA vaccines for veterinary diseases and food pathogens. GeneThera’s PURIVAX is a purification system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors.  PURIVAX is intended to completely eliminate toxic side effects associated with Adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines. Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful tool for an innovative vaccine design process known as “genetic immunization.”

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

This is the significance of GeneThera’s PURIVAX, rAD and rAAV system for rDNA vaccine development.  Succinctly stated, it is designed to be able to achieve both high purity and high viral titer (up to 10e16 viral particles/eulate) based on its propriety multi-resin anion exchange chromatography system.  GeneThera believes that biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.

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

HERD GUARD

Herd Guard is our comprehensive Johne’s management solution that includes a diagnostic (HerdCheck), a therapeutic (HerdSafe), and a management system (HerdSoft) to eradicate or mitigate Johne’s disease.

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

        Proprietary Real Time PCR technology.

HERDSAFE (Genetic Therapy)

HerdSafe is our therapeutic product. HerdSafe is the large-scale purification and recombinant based DNA vaccine using Adenovirus and AVV genetically engineered viruses. (PURIVAX)

HERDSOFT (Software Management)

HerdSoft is our comprehensive Johne’s disease management solution which is a web-based product connected to our data center. The management system will deliver results, collect data and incorporate environmental analysis to guide the client on therapy and management of their herd to control Johne’s disease in their facility.

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

HerdSoft

To date, we have developed a prototype computer program to track samples that will be received and processed in our commercial laboratory. This program will initially be used to track samples that will be sent out and received to our laboratory. We had to stop our timeline waiting for secured funding. We will then work on improving the system in order to track samples during the different phases of DNA extraction procedures. In addition, we will continue to develop a data base system to store and analyze data collected during sample analysis.

HerdSafe

We are currently developing a vaccine for Johne’s disease. GeneThera’s approach for developing this vaccine is based on the use of PURIVAX technology, genetically engineered Adenoviral and AVV, and silencing RNA technology (iRNA). To date, we have modified the Adenovirus by inserting a gene of the MAP bacterium responsible for triggering the infection in blood cell.

However, at the present time, we do not have sufficient financial resources to implement further development work; therefore, we will need to secure substantial funding to continue the development of the Johne’s vaccine.

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

It is GeneThera’s intention to continue with the research and development and validation of the molecular tests and DNA vaccines.  Future plans comprises in initiating validation procedures for Johne’s disease molecular test. These validation protocols will be performed in our laboratory in Colorado.

In parallel, we will continue R&D phases for the Johne’s disease vaccine. We plan initiating an experimental animal protocol to determine the safety of our vaccines. We estimate that the experimental animal protocol may take up to a year. We project to initiate the experimental animal’s studies within 18-36 months.

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

Vector design for Prokaryotic Expression of Antibody Fragments (Fab) and Single Chain Antibody (ScFv)

Pilot Scale-up Development

Process Purification & Characterization

Assay Development & Quality Control Pharmaceutical Dosage and Formulation

Gene Therapy Testing Services: GeneThera offers GLP (Good Laboratory Procedure) testing programs for somatic cell, viral and naked DNA-based gene therapies. Our scientists have over twenty years of experience in providing fully integrated bio-safety testing programs for the cell and gene therapy fields. To date, the Company has not generated any revenues with regard to these services, and there is no assurance that we will generate any revenues from such services.

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

MARKETING STRATEGY

GeneThera’s goal is to focus on the international markets, primarily Pacific Rim and Europe, for the commercialization of its animal testing platform. The company has no plans to offer any veterinary services in the United States.

Our marketing approach is to align ourselves with both, the private sector and government agencies.

SALES AND MARKETING

Our sales and marketing efforts will be primarily in Europe and Pacific Rim (New Zealand and Australia).

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

We also depend upon the skills, knowledge, and experience of our scientific and technical personnel, none of which is patentable.  To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to endorse, we rely on trade secret protection to shield our interests.

COMPETITION

We face competition from many companies, universities, and research institutions in the United States and abroad.  Virtually, all of our competitors have substantially greater resources, experience in product commercialization, and obtaining regulatory approvals for their products, operating experience, research and development, marketing capabilities, and manufacturing capabilities that we do.  We will face competition from companies marketing existing products or developing new products for diseases targeted by our technologies.  The development of new products for those diseases for which we are attempting to develop products could render our product candidates noncompetitive and obsolete.

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

MANUFACTURING

We do not manufacture any products. We do not intend to establish a manufacturing facility to manufacture any products that we may develop anywhere in the world. We do not intent to manufacture, sell, and distribute any diagnostic or therapeutic product in the United States in the foreseeable future.

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

GOVERNMENT REGULATION

Our unique approach to the testing for various animal diseases allows us to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA. However, it is our intention not to seek, in the foreseeable future, any approval either from the USDA or the FDA for any of the products we develop both, diagnostic or therapeutic. It is our intention to perform any validation or clinical trials of our product abroad and primarily in Europe and Pacific Rim where our commercial operation will also be located. Our commercial laboratories will require a validation study to be performed to demonstrate the effectiveness of the system. Validation studies will be performed according to each country’s guidelines. We have submitted an application outlining a protocol for animal studies. Validation studies will be conducted in collaboration with each country’s government guidelines. We expect to communicate with the public about the validation study’s commencement and completion within the next 18-36 month period.

ITEM 1A: RISK FACTORS

We encounter various risks related to our business and our industry.  While the Company is optimistic about its long term prospects, the following risk factors should be considered in evaluating its outlook.

There is a substantial doubt about GeneThera’s ability to continue as an on-going concern.

GeneThera has had negligible revenues since inception, had a negative working capital deficit of 5,738,840 and 5,282,512, respectively as of December 31, 2014 and 2013 and an accumulated deficit of $23,949,350 and $23,403,279, respectively as of December 31, 2014 and 2013, and had a net loss of $546,0711 for the year ended December 31, 2014. Because of these circumstances, GeneThera will require additional working capital to develop business operations. There is no assurance that GeneThera will reach a level of revenues adequate to generate sufficient cash flow from operation or obtain additional financing necessary to support GeneThera operating expense requirements. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

The Company operates in a very competitive and difficult area. Biotechnology business is notoriously challenging and risky. The Company competes with other more established and better funded companies in the United States and overseas that are involved in the development of similar products. Several of these companies have significantly greater financial resources as well as greater production and marketing capabilities. The field of Biotechnology requires extensive research and development.  Better funded competitors may be able to develop and market superior or less expensive products which will make the Company’s products less valuable or unmarketable.

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

We have generated no revenues to date from our operations. Historically, we have had net operating losses each year since our inception. Additionally, even if we are able to commercialize our technology or any products, it is not certain that will result in revenues or profitability.

The Company relies on third parties for sale, distribution and manufacturing.

We do not have any “in house” sale, distribution or manufacturing capabilities. The success of our operations mostly depends by the ability of marketing entities.

.

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

The company depends on new and rapidly evolving technologies

We are engaged in activities in the biotechnology field, which is characterized by extensive research effort and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure that research and discoveries by other biotechnology, agriculture, pharmaceutical or other companies will not render our technologies or products uneconomical or result in products superior to those we develop, depend on new and evolving technologies. If these technologies do not produce satisfactory results, our business may be harmed.

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

Our technology and know-how is not patented. We rely on trade secrets to protect our intellectual property. We cannot assure, however, that these trade secrets will provide meaningful protection for our intellectual property. Furthermore, in absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

The Company may not be able to raise the required capital to conduct our operations and develop and commercialize our products.

We require substantial additional resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or a collaborative partner, or both, finance research and development activities of our potential products. Accordingly we are continuing to pursue additional sources of financing. Additional financing through strategic collaborations, public or private equity financing sources may not be available on accepted terms. Additionally equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs or potential products any of which could have a material adverse effect on our financial condition or business prospect

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

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

ITEM 2: DESCRIPTION OF PROPERTY

We no longer lease 9,600 square feet for our biotechnology laboratory, which was located at 7577 W. 103rd Ave. in Westminster, Colorado 80021. The lease terminated on January 31, 2014 and want to month-to-month.  The rent was $7,000 per month for the first 14 months, $10,970 per month for months 15 through 26 and $12,584 per month for the remainder of the lease. In October 2013, we informed the owner our interest to purchase the building after we became the only tenant in such location in September 2013. We sub-leased 700 square feet of office space to GTI Corporate Transfer Agents, LLC, a related party, located in Suite 209.  The sub-lease was on a three-year basis and the rent was $1,000 per month until November 23, 2014. Moreover, we sub-leased laboratory and office space for several biotechnology and holdings companies. These lessees had their lab equipment in our previous laboratory space for their research and development work. The Company was permitted to utilize their lab equipment, which enhanced the R&D collaboration among scientific peers. We do not own any real estate property as of yet.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently, we are setting our new laboratory space. Forthcoming through our investors, we will have the funds to purchase or construct such laboratories. It will take time; therefore, the Company opted to lease a 5,400 square foot lab space while renovation of a 27,000 square foot laboratory building is completed, which is currently awaiting additional funding.. As for our previous laboratory, on May 28, 2015, our CEO and CFO will meet for mediation with the owner for a reasonable settlement for past due rent, if any.

ITEM 3: LEGAL PROCEEDINGS

In November 2014, Civil Action was brought against the Company in the District Court of Jefferson County in the State of Colorado by Litchfield Church Ranch LLC, related to back rent on a former lease. Mediation is expected during the coming months, and the Company cannot express an opinion on the likely outcome at this time.

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

On Novermber 8, 2012, GeneThera apparently had litigation with Mark Gohr, a consultant the CEO hired when Gohr was laid off from Qwest in 2009. The Company was not aware of such litigation. The legal documentation was not served to the Registered Agent. Gohr had a judgment by default in the amount of $19,000. According to the Company's financial records reflecting whatever invoices, receipts, and/or credit card method of payment supposedly provided by Mark Gohr, this consultant financially assisted the Company for less than $10,000. Litigation is no longer pending.

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock currently trades on the OTC Pink Market under the symbol “GTHR”. The following sets forth the rank of high and low bid quotations for the periods indicated. Such quotations reflect prices between dealers, without retail markup, markdown or commission, and may not represent actual transactions.

Year	Quarter	High	Low
2014	Fourth	$ 0.03	$ 0.01
	Third	0.03	0.01
	Second	0.03	0.01
	First	0.03	0.01

2013	Fourth	$ 0.30	$ 0.003
	Third	0.08	0.008
	Second	0.01	0.005
	First	0.01	0.003

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

We have not generated significant operating revenue as of December 31, 2014. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our previous independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for 2014.  For 2014 and 2013, our operating losses were $546,071 and $1,059,848 respectively.  Our current liabilities exceeded current assets by $5,738,840 and $5,302,274 as of December 31, 2014 and 2013, respectively.

Although, we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $10,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities and prospective revenues generated by our commercial labs.  At this time, we have commitments for additional capital funds.  This amount may exceed an additional $2,500,000 depending on cost involved in the further development and commercialization of our products.  In such event, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

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

On January 16, 2013, the Company entered into an agreement with Caro Capital, LLC, for investor relations services. The Company issued 1,000,000 shares of common stock to Caro Capital for consideration of $20. The Company was also to pay Caro $5,000 per month for six months, payable when $500,000 qualified capital which was supposed to have been raised for the Company by Caro Capital. Unfortunately, Caro Capital failed to perform. The Company waited for Caro Capital to provide their Consultant Report but they failed to provide it. Caro Capital had until 12-31-2013 to do so. Therefore, the 1,000,000 restricted shares were not process for legend removal and was cancelled.

On March 26, 2013, the Company entered into an agreement with Southridge Partners II, LP, under which Southridge agreed to assume up to $3,788,419 of the Company's liabilities. The liabilities would have been divided into tranches, which would have been settled by issuances of the Company’s common stock to Southridge. Common stock would had been valued at 75% of the low closing bid price during the minimum period of consecutive trading days previous to settlement over which the dollar trading volume of the Company's common stock exceeded 300% of the purchase price. Southridge failed to agree in the value of the stock. Therefore, the agreement was never settled. Southridge wanted a high discounted rate of our shares. No shares were issued to Southridge. The agreement was cancelled.

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder amounting to $645,419 as of December 31, 2014 and 2013, respectively.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  Mr. Jesus Montelongo is the Managing Director of GTI Corporate Transfer Agents, LLC with 34% ownership and/or interest. Ms. Michelle Torres continues to be the Board Member and Assistant Managing Director of GTI Corporate Transfer Agents, LLC with a one-third ownership and/or interest. Ms. Tannya Irizarry has a one-third ownership and/or interest.

Setna Holding LLC, managed by the son of Dr. Milici holds funds and pays expenses on behalf of the company, as does its subsidiaries.

Dr. Antonio Milici; CEO, and Tannya Irizarry, interim CFO, are married.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

For 2014, the Company has a net loss of $546,071 or net loss per share of $0.02, and $0 of revenue as compared with a net loss of $1,056,861, or $0.04 per share, and revenue of $0 for 2013.

General and Administrative Expenses:  General and administrative expenses decreased to $211,843 for 2014 compared to $682,686 for 2013. The majority of the decrease was the result of the expenses resulting from the winding down of the Mexico project, which were not repeated in 2014.

Depreciation and Amortization Expense:  Depreciation and amortization expenses decreased to $12,762 for 2014 compared to $15,538 for 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $94 as of December 31, 2014 and a cash balance of $1,331 as of December 31, 2013.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Standards Accounting Board (FASB) has recently issued several pronouncements that may affect the Company’s financial reporting:

•	In June 2014, the FASB issued guidance which eliminates the concept of a development stage entity and the associated incremental reporting requirements; the guidance will be effective for the Company for the annual reporting period beginning after December 15, 2014 and interim periods thereafter, with early application permitted.
•	In August 2014, the FASB issued guidance intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern; the guidance will be effective for the Company for the annual reporting period beginning after December 15, 2014 and for annual and interim periods thereafter, with early application permitted.
•	In February 2015, the FASB issued guidance modifying the requirement to consolidate certain types of entities; the guidance will be effective for the Company for the fiscal year beginning after December 15, 2015, and for interim periods within that year, with early adoption permitted.
•	In April 2015, the FASB issued guidance simplifying presentation of debt issuance costs by presenting them as a direct deduction from the associated debt liability; the guidance will be effective for the Company for the fiscal year beginning after December 15, 2015, and for interim periods within that year, with early adoption permitted.

The Company is currently reviewing these pronouncements to determine their effect on its consolidated financial statements. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

EMPLOYEES

As of December 31, 2014, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2017.  In consideration for his services, Dr. Milici will receive a base salary of $216,000 per annual plus bonuses as may be determined by the Board of Directors in its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer and Chief Financial Officer (Interim) through January 7, 2017.  Ms. Irizarry’s base salary is $168,000 per annum.  The above salaries have been accrued and are payable in cash or in common stock shares from the Company. There are no employee issues at this time.

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

PROPERTIES

We have a temporary office where the automated receptionist takes our messages. Once our lab space is completed and renovated, we will move to the renovated lab and office space. It is approximately 5,600 square feet for which 4,000 square feet will be allocated for our biotechnology laboratory space in Westminster, Colorado. GTI Corporate Transfer Agents, LLC will not be part of our new laboratory space. GTI Corporate Transfer Agents, LLC; a related party, is located at 9101 Harlan Street in Westminster, CO.  The Company will continue to sub-lease laboratory and office spaces to several biotechnology and holdings companies. These entities will also have their laboratory equipment to be located at our prospective premises for their R&D scientific work.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.

ITEM 8: FINANCIAL STATEMENT

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

GeneThera, Inc.

Westminster, Colorado

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company AccountingOversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneThera, Inc. and its subsidiaries at December 31, 2013 and results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GeneThera, Inc.
Westminster, Colorado

We have audited the accompanying consolidated balance sheet of GeneThera, Inc. as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year in the year ended December 31, 2014. GeneThera, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GeneThera, Inc. as of December 31, 2013 were audited by other auditors, whose report dated April 14, 2014 expressed an unqualified opinion and included an emphasis of matter paragraph regarding substantial doubt in GeneThera, Inc.’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeneThera, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss during the period and has no history of profitability, currently generates no revenue, and has limited funding, which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

MartinelliMick PLLC
Spokane, WA April 14, 2015

GeneThera, Inc. - Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

CURRENT ASSETS
Cash	$94	$1,331
Receivable - related party	15,330	15,000
Total current assets	15,424	16,331

PROPERTY AND EQUIPMENT, NET	-	12,762

OTHER ASSETS
Deposits	-	7,000
Total other assets	-	7,000

TOTAL ASSETS	$15,424	$36,093

CURRENT LIABILITIES
Accounts payable	$1,245,105	$1,191,148
Accounts payable - related party	271,858	314,652
Accrued liabilities	2,630,069	2,261,572
Notes payable	10,800	10,800
Convertible notes payable	951,161	895,162
Loan from stockholder	645,271	645,271
Total current liabilities	5,754,264	5,318,605

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A preferred stock:
par value $0.001 per share, 20,000,000 shares authorized,
4,600 and 4,600 shares issued and outstanding
at December 31, 2014 and 2013	5	5

Series B preferred stock:
par value $0.001 per share, 30,000,000 shares authorized,
15,410,000 and 15,410,000 shares issued and outstanding
at December 31, 2014 and 2013	15,410	15,410

Common stock:
par value $0.001 per share, 300,000,000 shares authorized,

34,473,056 and 31,481,590 shares issued and outstanding
at December 31, 2014 and 2013	34,473	31,481

Paid-in capital	18,160,622	18,073,871
Accumulated deficit	(23,949,350)	(23,403,279)
Total stockholder's deficit	(5,738,840)	(5,282,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,424	$36,093

See accompanying notes to consolidated audited financial statements.

GeneThera, Inc. - Consolidated Statements of Operations

	Year Ended
	December 31,
	2014	2013
OPERATING EXPENSES
General and administrative	$211,843	$682,686
Payroll expenses	384,000	384,000
Laboratory expenses	-	17,736
Depreciation	12,762	15,538

LOSS FROM OPERATIONS	608,605	1,099,960

OTHER INCOME (EXPENSE)
Gain on disposal of assets	-	50,793
Interest expense	(4,335)	-
Gain on disposal of debt	66,869	-
Foreign exchange loss	-	(10,681)
Total other income (expense)	62,534	40,112

NET LOSS	(546,071)	(1,059,848)

Net loss attributable to non-controlling interest	-	(2,987)

NET LOSS ATTRIBUTABLE TO
CONTROLLING INTEREST	$(546,071)	$(1,056,861)

Loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding -
basic and diluted	32,802,249	28,825,496

See accompanying notes to consolidated audited financial statements.

GENETHERA, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN Stock Holders’ Equity(Deficit)

For the years ended December 31, 2014 and 2013

	SERIES A		SERIES B				ADDITIONAL	ACCUM-	NON-
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID-IN	ULATED	CONTROLLING
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INTEREST	TOTAL

BALANCE, December 31, 2012	4,600	$5	15,410,000	$15,410	25,960,596	$25,960	$17,743,332	$(22,346,418)	$(3,051)	$(4,564,762)

Issuance of common stock for cash	-	-	-	-	1,000,000	1,000	(800)	-	-	200
Shares issued for debt	-	-	-	-	127,700	128	2,426	-	-	2,554
Shares issued for services	-	-	-	-	4,393,294	4,393	326,413	-	-	330,806
Beneficial conversion feature	-	-	-	-	-	-	2,500	-	-	2,500
Write off non-controlling interest	-	-	-	-	-	-	-	-	6,038	6,038
Net loss	-	-	-	-	-	-	-	(1,056,861)	(2,987)	(1,059,848)

BALANCE, December 31, 2013	4,600	5	15,410,000	15,410	31,481,590	31,481	18,073,871	(23,403,279)	-	(5,282,512)

Shares issued for debt	-	-	-	-	2,791,466	2,792	80,951	-	-	83,743
Shares issued for services	-	-	-	-	200,000	200	5,800	-	-	6,000
Net loss	-	-	-	-	-	-	-	(546,071)	-	(546,071)

BALANCE, December 31, 2014	4,600	$5	15,410,000	$15,410	34,473,056	$34,473	$18,160,622	$(23,949,350)	$-	(5,738,840)

See accompanying notes to consolidated audited financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(546,071)	$(1,059,848)
Adjustments to reconcile net income
to net cash provided by operating activities:
Stock-based compensation	-	333,306
Depreciation	12,762	15,538
Shares issued for services	6,000	-
Gain on disposal of assets	-	(50,793)
Changes in operating assets and liabilities:
Accounts receivable - related parties	(330)	(2,827)
Accounts payable and accrued expenses	395,696	625,936
Prepaids and other assets	7,000	-
Net cash from operating activities	(124,943)	(138,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in Mexico subsidiary	-	(725)
Net cash from investing activities	-	(725)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	200
Net advance from related parties	123,706	141,079
Net cash from financing activities	123,706	141,279

NET EFFECT OF EXCHANGE RATES CHANGE	-	(1,590)

CHANGE IN CASH	(1,237)	276

CASH, beginning of year	1,331	1,055

CASH, end of year	$94	$1,331

SUPPLEMENTAL DISCLOSURES
Noncash transactions:
Convertible note proceeds received by related party	$139,500	$-
Conversion of convertible notes payable to common stock	$83,743	$-

See accompanying notes to consolidated audited financial statements

GENETHERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – Organization AND significant accounting policies

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company”). In addition, the Company had a 90% ownership (increased from 50% on January 2, 2012) in Applied Genetics S.A. de C.V. (“Applied Genetics”), a Mexico company formed in 2007 that had no business activities until 2012, and was shut down in 2013.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

The 2013 statement of operations includes our interest in a Mexican subsidiary of which we were the primary beneficiary. Our Mexican subsidiary was shut down due to lack of funding in 2013 and all its assets were abandoned. The shut down was not deemed to be discontinued operation and was not accounted for as such. The losses on abandonment were immaterial to our financial statements.

Property and Equipment

Property and equipment consists primarily of office and laboratory equipment and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years.

The company’s property and equipment at December 31, 2014 and 2013 consisted of furniture, lab equipment, and computer software. Depriciation expense was $12,762 and $15,538 for the years ended December 31, 2014 and 2013, respectively. Expenditures for repairs and maintenance are expensed as incurred.

Property and Equipment	December 31, 2014	December 31, 2013
Furniture & Fixtures	1,465	1,465
Machinery & Equipment	775,864	775,864
Software	7,000	7,000
Less: Accumulated Depreciation	(784,329)	(771,567)
Property and Equipment, net	-	12,762

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

Revenue Recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There was no operating revenue during 2014 or 2013.

NOTE 1 – Organization AND significant accounting policies (Continued)

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses approximates fair value due to the short term nature of these accounts.

Recently Issued Accounting Pronouncements

The Financial Standards Accounting Board (FASB) has recently issued several pronouncements that may affect the Company’s financial reporting:

•	In June 2014, the FASB issued guidance which eliminates the concept of a development stage entity and the associated incremental reporting requirements; the guidance will be effective for the Company for the annual reporting period beginning after December 15, 2014 and interim periods thereafter, with early application permitted.
•	In August 2014, the FASB issued guidance intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern; the guidance will be effective for the Company for the annual reporting period beginning after December 15, 2014 and for annual and interim periods thereafter, with early application permitted.
•	In February 2015, the FASB issued guidance modifying the requirement to consolidate certain types of entities; the guidance will be effective for the Company for the fiscal year beginning after December 15, 2015, and for interim periods within that year, with early adoption permitted.
•	In April 2015, the FASB issued guidance simplifying presentation of debt issuance costs by presenting them as a direct deduction from the associated debt liability; the guidance will be effective for the Company for the fiscal year beginning after December 15, 2015, and for interim periods within that year, with early adoption permitted.

NOTE 1 – Organization AND significant accounting policies (Continued)

Recently Issued Accounting Pronouncements (Continued)

The Company is currently reviewing these pronouncements to determine their effect on its consolidated financial statements. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $23,976,351 and negative working capital of $5,765,840 as of December 31, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued expenses

The Company’s accrued expenses consisted of the following as of December 31:

	2014	2013
Accrued officer salaries (see below)	$2,514,904	$2,130,904
Accrued interest	8,734	24,237
Other	106,431	106,431
	$2,630,069	$2,261,572

Under the terms of the employment agreements between the Company and its CEO and CFO, which run through January 2017, compensation is accrued at a combined rate of $32,000 per month. No cash compensation was paid to the officers in 2014 or 2013; salaries totaling $384,000 were added to accrued liabilities in both 2014 and 2013.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its CEO and stockholder, totaling $645,271 as of December 31, 2014 and 2013. This outstanding loan to the Company is unsecured and, if it is still unpaid in the near future, the Company will enter into a formalized agreement, including interest at the current applicable federal rates.

The Company issued 6,400,000 Series B Preferred shares to its CEO during 2011; these shares were issued as restitution for the CEO converting 1,000,000 Preferred shares (“Series B”) into 10,000,000 common shares in 2009. The 6,400,000 Preferred shares (“Series B”) are convertible into common shares (see note 6). The Preferred shares were valued using a price of $0.05, which was 10 times the Company’s stock price on the date of issuance ($0.005).

Ammounts due to related officers for accrued compensation total $25,514,904.(see note 3)

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

The Company issued 2,690,000 Series B Preferred shares to its CFO during 2011; these shares were issued for compensation. The Preferred shares (“Series B”) are convertible into common shares (see note 6). The Preferred shares were valued using a price of $0.05, which was 10 times the Company’s stock price on the date of issuance ($0.005).

The Company engages in transactions with various related entities via a “trust payment” arrangement, under which funds are held by third parties and utilized on behalf the Company, as necessary.

The Company had amounts receivable from related parties including GTI Corporate Transfer Agents LLC. totaling $15,331 and $15,000 at December 31, 2014 and 2013, respectively, resulting from loans to related parties and funds held on behalf of the Company by related parties.

At December 31, 2014 and 2013, the Company owed $211,858 and $173,573, respectively, to one of the Company’s officers and Setna Holdings, a related party, and its affiliates. The balances are unsecured and due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During 2014, the Company issued convertible notes in the aggregate principal amount of $139,500 that accrued interest at 8% per annum. All of the notes had an original maturity date three months after the date of issuance and were convertible, both principal and interest, into common shares of the Company at a fixed rate of $.03 per share.

Upon maturity, eight of the notes, with aggregate principal amount of $83,500 plus accrued interest, were converted into common shares of the Company. In connection with the conversions, 2,791,466 shares of common stock were issued.

On December 11, 2013, the Company signed a Subordinated Convertible Promissory Note with Bruiser Investments, LLC in the amount of $15,000. In 2014, the Company opted to covert this note to common stock at a fixed rate of $.03 per share.

Accrued interest, including interest from convertible notes, totaled $8,734 and $24,237 at December 31, 2014 and 2013, respectively and is included in the balance of accrued liabilities payable on the accompanying balance sheets.

In 2013, the Company recognized $2,500 beneficial conversion feature relating to the convertible debt.

On September 8, 2011, an investor agreed to invest a total of $1,000,000 on or before September 30, 2012, and was to receive 24,000,000 common shares back upon the completion of such investment at a share price of $0.0416. To date, the investor has invested $880,162, in the form of an escrow agreement; there were no convertible notes to date because they had to invest the $1M to get those shares. On September 30, 2012, the investor defaulted on the Escrow Agreement by failing to complete the $1 million investment during the stipulated time period. No extension was granted. Although the Company does not believe any amount is currently owed on the investment, a liability has been kept on the books, recorded as a convertible note, and will remain as a disputed amount until a legal remedy is found.

NOTE 6 – STOCKHOLDERS’ EQUITY

Convertible Preferred Stock Rights

“Series A” Preferred Stock is convertible into Common Stock any time at the holder’s sole discretion in part or in whole by dividing the Purchase Price per Share by 110% of the Market Value on the Closing Date. ‘Market Value’ on any given date is defined as the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 immediately preceding trading days.

“Series B” Preferred Stock is convertible into ten common shares at any time and holders are entitled to 20 common share votes per such preferred share.

The Company analyzed Preferred Stock (“Series A and B”) for embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion options should be classified as equity. Because it is theoretically possible that full conversion of all convertible preferred and convertible notes would exceed the authorized number of common shares, the CEO and majority stockholder has agreed not to convert enough preferred shares to cause such an event.

Common Stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 34,473,056 and 31,481,590 shares as of December 31, 2014 and 2013, respectively.

During 2014, the Company issued a total of 200,000 shares for services, valued at $6,000, and issued 2,791,466 in connection with convertible notes (see Note 5).

During 2013, the Company issued 5,393,294 shares valued at $331,006 for services and issued 127,700 shares at $0.02 per share to settle debt of $2,554.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On 2010, the Company entered into a lease for office space in Westminster, Colorado. The lease expired on January 31, 2014, when it went month-to-month. The Company vacated that space in November 2014.

During 2011, the Company entered into a 62-month lease for a facility in in Monterrey, Mexico. The base rent was free during the first and second months and approximately $3,000 per month thereafter. The Company vacated that space and abandoned all interests, and its rent obligations ceased, during 2013.

Rent expense totaled $136,194 and $149,394 in 2014 and 2013, respectively.

Employment Agreements

In 2012, the Company entered into five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $18,000 and $14,000 per month, respectively, and expire on January 7, 2017.

Legal Contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and stockholders over various contracts and agreements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Legal Contingencies (Continued)

On November 30, 2010, the Company signed a 38-month lease agreement commencing on December 1, 2010 for office space was located in Westminster, Colorado. The space was approximately 9,681 square feet intended specifically for a biotechnology company’s use. The base rent was free for the first 3 months; $7,000 per month during the next 12 months; $10,970 during the following 12 succeeding months; and $12,584 during the last 12 months, for a total guaranteed base rent of $366,648 during the 38-month lease term. This lease expired on January 31, 2014 and required a security deposit of $7,000. Civil proceedings have been brought against the Company by the former lessor for back rent. The Company has issued counterclaims stating the lessor failed to disclose that his property was refinanced several times and was upside down by $800,000. After accepting a purchase of $1,850,000 through a Letter of Intent, the bank notified our CEO about the lessor’s status with this property. Mediation has been scheduled for May 28, 2015. If no reasonable settlement results from mediation, trial dates are set for October 9-10, 2015. No reasonable estimate of an outcome can be made by the Company at this time.

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

On Novermber 8, 2012, GeneThera apparently had litigation with Mark Gohr, a consultant the CEO hired when Gohr was laid off from Qwest in 2009. The Company was not aware of such litigation. The legal documentation was not served to the Registered Agent. Gohr had a judgment by default in the amount of $19,000. According to the Company's financial records reflecting whatever invoices, receipts, and/or credit card method of payment supposedly provided by Mark Gohr, this consultant financially assisted the Company for less than $10,000. Litigation is no longer pending.

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

NOTE 8 – INCOME TAXES

We are subject to taxation in the U.S. and the State of Colorado. The Company is not current on its tax filings and is subject to examination until those filings take place.

The Company has no current or deferred income tax liability due to its operating losses.

The Company has federal net operating loss carryforwards totaling $10,249,211 and $9,741,795 at December 31, 2014 and 2013, respectively. Subject to certain limitations (including limitations under Section 382 of the Internal Revenue Code), the carryforwards are available to offset future taxable income through 2034. The amount of change in the deferred tax asset and the related valuation allowance was approximately $183,000 during the year ending December 31, 2014, compared to approximately $254,000 in the year ending December 31, 2013.

Gross deferred tax assets totaled $3,587,224 and $3,409,628 at December 31, 2014 and 2013, respectively. A 100% valuation allowance has been recorded to offset the deferred tax assets, due to uncertainty of the Company’s ability to generate future taxable income, in the amount of 3,587,224, resulting in a net deferred tax asset of $0.

We have analyzed the filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax positions be recognized.

NOTE 9 – SUBSEQUENT EVENTS

During January 2015, the Company issued seven additional Subordinated Convertible Promissory notes in the aggregate amount of $256,000. The notes all mature three months after the date of issuance, accrue interest at 8% per annum, and are convertible at a fixed rate of $.03 per share. One of the notes, issued for $70,000, is convertible at a rate of $.04 per share.

During 2015, a holder of a $15,000 principal balance convertible note elected to convert the entire principal balance, plus interest, in to 515,331 common share at a price of $0.03 per share.

On February 5, 2015, the Company entered into a worldwide exclusive collaboration agreement with Hudson Robotics, Inc. As a result of the agreement, Hudson Robotics will receive a 10% equity stake in the Company in exchange for a 36-month exclusivity agreement and a 25% discount on future first orders during the agreement period.

On March 27, 2015, the Company’s Chairman of the Board elected Jorgen Frandsen and Bruce Winsett as Directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may improve.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

There were no changes in our internal controls over financial reporting during the December 31, 2014.  Based on our assessment and those criteria, our management believes that the Company does not maintain effective internal control over financial reporting as of December 31, 2014. We concluded that our internal controls are not effective as the company has limited segregation of duties, insufficient written policies & procedures, and an inadequate financial statement closing process, resulting in material adjustments. We will continue to improve the effectiveness of our internal controls as we grow and expand our personnel.

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

Name Age Positions

Dr. Tony Milici 60 Chairman of the Board, Chief Executive

Officer and Chief Scientific Officer

Tannya L. Irizarry 55 Chief Administrative Officer and

Chief Financial Officer (Interim)

Jorgen Frandsen 64 Director

Bruce Winsett 65 Director

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

The Company elected two Directors for our Board. Each Director is elected at the Company’s annual meeting of shareholders and holds office until the next annual meeting of shareholders and/or until the successors are elected and qualified. At present, the Company’s bylaws provide for not less than three or more than seven Directors.

Jorgen Frandsen  joined Genethera as a director of the Company in 2015. He has over 35 years extensive background in global operations, especially product development, new technology and manufacturing. Prior to joining Genethera his roles have included Director of Research and Development at StorageTek, Vice President of Product Developmenet at Exabyte, Insitu and FreeWave Technologies and Vice President of New Product Introduction at Maxtor with responsibility for Manufacturing Process Development, New Product Introduction and Operations. He holds an MsEE from the University of Colorado, is a licensed Professional Engineer. He is also president of Rev Zero Engineering a contract engineering company and president of Foreclosure Solutions a real estate services company. He holds 11 patents. In determining Jorgen’s qualifications to serve on our board of directors, the board considered, among other things, his extensive business, management, manufacturing, and product development experience.

Bruce Winsett joined Genethera as a director of the Company in 2015. He has 29 years of experience in the Aerospace industry, with work related projects in the arena of flight card, flight box, and total spacecraft testing ranging from Strategic Defense Initiative and Military Space programs to NASA planetary missions and Launch Systems support (ATLAS vehicles 2. 3 and 5). He holds a MS degree in Solid StatePhysics from Purdue University. His skill areas include test systems design and computer / embedded processor automated testing, and his software experience ranges from c, fortran, and hp basic to graphical user interface software (LabVIEW) and test sequencing software (TestStand). He is currently a Staff Engineer with Lockheed Martin Space Systems.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Tony Milici
Chief Executive Officer
	2012	$168,000							$168,000
	2013	$216,000							$216,000
	2014	$216,000							$216,000

Tannya Irizarry
Chief Financial Officer
	2012	$90,000		45,000					$135,000
	2013	$123,000		45,000					$168,000
	2014	$123,000		45,000					$168,000

The table does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer of the Company received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.

No other officer or director received in excess of $100,000 for the years ending December 31, 2014, December 31, 2013, and December 31, 2012.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2014:

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	TOTAL ($)

No Director received any Stock Awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings or other Compensation other than what is disclosed above during the year ended December 31, 2014.

(1) Dr. Milici did not receive any compensation separate from the consideration he received as an officer of the Company for the year ended December 31, 2014 in consideration for his service to the Board as a Director of the Company.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2014 by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each of the executive officers who were serving as executive officers at the end of the December 31, 2014 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated

below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2014, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 31, 2014, and exercisable or convertible within 60 days thereafter. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., PO. Box 7085, Broomfield, CO 80021.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Five Percent Shareholders:
Shawn T. Donahue	1,627,557	0.07%
Gold X Change, Inc.	4,003,860	0.08%
Directors and Executive Officers:

Dr. Antonio Milici	-
Tannya L. Irizarry	-

All Directors and Executive Officers as a Group	5,631,417	0.15%

This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this Table and subject to community property laws where applicable, the Company believes that two of these shareholders named in this Table has a five (5) year restriction on their stock ownership and has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 34,473,056 shares of common stock outstanding on December 31, 2014, adjusted as required by rules promulgated by the SEC.

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

Applicable percentages are based on 34,473,056 shares of common stock outstanding and on 15,410,000 shares of Series B Preferred Stock outstanding on December 31, 2014, adjusted as required by rules promulgated by the SEC. Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this filing), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

Ms. Irizarry is married to Dr. Antonio Milici. Therefore, she has a beneficial interest in his shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company has independent Directors, even though it is not required, but will continue seeking to appoint one to four more independent Directors, if and when it is required to do so.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’ Form 10-K was as follows:

2012 $28,500

2013 $15,400

2014 $15,396

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of April, 2015.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	4/14/2015
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	4/14/2015
Tannya L Irizarry

Exhibit 21.1

Subsidiaries

GeneThera, Inc., a Colorado corporation, is a subsidiary for GeneThera, Inc., a Nevada Corporation.