Form 10-Q
period 2015-03-31
GENETHERA INC
filed 2015-05-20
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

Commission File No. 000-27237

GENETHERA, INC.

(Exact name of small Business Issuer as specified in its Charter)

Nevada 65-0622463

(State or Other Jurisdiction of (I.R.S. Employer

Incorporation or Organization) Identification Number)

9101 Harlan Street Suite 130, Westminster, CO 80031

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,094,217 Shares of $.001 par value Common Stock outstanding as of May 20, 2015.

GENETHERA INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014
__________________________________________________

	March 31,
	2015	December 31,
	(Unaudited)	2014
ASSETS
CURRENT ASSETS
Cash	$15,334	$94
Receivables - related parties	272,068	15,330
Total current assets	287,402	15,424

PROPERTY AND EQUIPMENT, NET	31,659	-

TOTAL ASSETS	$319,061	$15,424

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,192,777	$1,245,105
Accounts payable - related party	498,736	271,858
Accrued liabilities	2,774,202	2,630,069
Notes payable	10,800	10,800
Convertible notes payable	1,138,662	951,161
Loan from stockholder	649,159	645,271
Total current liabilities	6,264,336	5,754,264

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series A preferred stock:
par value $0.001 per share, 20,000,000 shares authorized,
4,600 and 4,600 shares issued and outstanding
at March 31, 2015 and December 31, 2014	5	5
Series B preferred stock:
par value $0.001 per share, 30,000,000 shares authorized,
15,410,000 and 15,410,000 shares issued and outstanding
at March 31, 2015 and December 31, 2014	15,410	15,410
Common stock:
par value $0.001 per share, 300,000,000 shares authorized,
37,410,636 and 34,473,056 shares issued and outstanding
at March 31, 2015 and December 31, 2014	37,411	34,473
Stock to be issued	53,573	18,160,622
Paid-in capital	18,254,139	18,160,622
Accumulated deficit	(24,305,813)	(23,949,350)
Total stockholder's deficit	(5,945,275)	(5,738,840)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$319,061	$15,424

See accompanying notes to these unaudited consolidated financial statements.

GENETHERA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)
__________________________________________________

	Three Months Ended
	March 31,

	2015	2014
OPERATING EXPENSES
General and administrative	$162,806	$66,562
Payroll expenses	186,000	96,000
Depreciation	80	3,414

LOSS FROM OPERATIONS	(348,886)	(165,976)

OTHER EXPENSE
Interest expense	7,577	-

NET LOSS BEFORE TAXES	$(356,463)	$(165,976)
Provision for income taxes	-	-
NET LOSS	$(356,463)	$(165,976)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	34,707,095	31,484,590

See accompanying notes to these unaudited consolidated financial statements

GENETHERA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)
__________________________________________________

	Three Months Ended
	March 31,

	2015	2014

Net loss	$(356,463)	$(165,976)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Stock-based compensation	55,000	-
Depreciation	80	3,414
Changes in operating assets and liabilities:
Accounts receivable - related parties	(256,738)	418
Accounts payable - related parties	461,788	-
Accounts payable and accrued expenses	96,222	118,979
Net cash used in operating activities	(111)	(43,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from financing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net advance from related parties	15,351	41,959
Net cash provided by financing activities	15,351	41,959

CHANGE IN CASH	15,240	(1,206)

CASH, beginning of period	94	1,331

CASH, end of period	$15,334	$125

SUPPLEMENTAL DISCLOSURES
Noncash investing and financing transactions:
Convertible note proceeds received by related party	$256,000	$20,000
Conversion of convertible notes payable to common stock	$69,026	$-
Property acquired in exchange for common stock	$26,000	$-
Equipment purchased by related party	$5,739	$-

See accompanying notes to these unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

GeneThera is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

The accompanying unaudited interim consolidated financial statements of GeneThera have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2014, as reported in Form 10-K, have been omitted, including summaries of the Company’s significant accounting policies.

New Accounting Pronouncements:

In April 2015, the Financial Accountings Standards Board issued ASU 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not anticipate significant impact upon its financial statements at this time and will continue to evaluate the potential for such impact.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, GeneThera had an accumulated deficit and a working capital deficit as of March 31, 2015. These conditions raise substantial doubt as to GeneThera’s ability to continue as a going concern. Management’s plan with regard to these matters includes raising working capital and significant assets and resources to assure GeneThera’s viability, through private or public equity offerings, and/or debt financing, and/or through the acquisition of new business or private ventures. The financial statements do not include any adjustments that might be necessary if GeneThera is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder, amounting to $649,159 as of March 31, 2015 and $645,271 as of December 31, 2014, that is unsecured and carries interest at 2.41% per year. During the period ending March 31, 2015, the Company recorded interest expense on the loan in the amount of $3,888.

The Company also has an outstanding debt payable to Tannya L Irizarry, its Chief Financial Officer and shareholder, for expenses paid on behalf of the Company amounting to $91,470 as of March 31, 2015, that is unsecured and non-interest bearing. The amount is included in related party accounts payable as of March 31, 2015.

During three months ended March 31, 2015, the Company issued $256,000 of convertible promissory notes (see Note 4). The proceeds from these notes were managed by a subsidiary of Setna Holdings, a related party.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During January 2015, the Company issued Subordinated Convertible Promissory notes in the aggregate amount of $256,000, and convertible notes and related interest totaling $69,026 were converted to 2,298,465 shares of common stock. Of that, 515,133 shares of common stock valued at $15,454 had been issued as of March 31, 2015; the remaining 1,783,332 shares valued at $53,572 had not yet been issued at March 31, 2015.

NOTE 5 – STOCKHOLDERS' EQUITY

During the three months ended March 31, 2015, the Company issued 2,422,447 shares of common stock valued at $81,000 in exchange for services and property:

  204,080 shares valued at $10,000 to directors for services;
  918,367 shares valued at $45,000 to an officer for services; and
  1,300,000 shares valued at $26,000 to a vendor for construction in process.

During the three months ended March 31, 2015, convertible notes payable were converted to common stock:

  515,133 shares of common stock were issued for converted notes totaling $69,026
  An additional 1,783,332 shares valued at $53,572 were yet to be issued as of March 31, 2015 pursuant to convertible notes payable that were converted.

NOTE 6 – SUBSEQUENT EVENTS

During April 2015, 1,683,581 shares of common stock valued at $50,572 were issued pursuant to conversion of convertible notes payable that were converted through March 31, 2015.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

We did not generate any revenue for the three months ended March 31, 2015 and 2014.

We had total operating expenses of $356,463 for the three months ended March 31, 2015, compared to total operating expenses of $165,976 for the three months ended March 31, 2014, an increase of $182,829 from the prior period. The increase was largely due to higher general and administrative expenses, which increased by $96,243 over the prior period.

We had a net loss of $348,805 for the three months ended March 31, 2015, compared to a net loss of $165,976 for the three months ended March 31, 2014, a decrease of $190,487 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of March 31, 2015 of $319,061, which included cash of $15,334, receivables from related parties of $272,068, and net property and equipment of $31,739.

We had total liabilities of $6,264,336 as of March 31, 2015, which included $1,691,513 of accounts payable, $2,774,202 of accrued liabilities, and $1,798,621 of notes and loans payable.

We had negative working capital of $5,976,934 and an accumulated deficit of $24,305,813 as of March 31, 2015.

It is estimated that we will require outside capital for the remainder of 2015 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. The Company is still in discussions with one or two groups to obtain financing through equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

The Company has no off balance sheet commitments or arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On June 6, 2008, Mark A. Shoemaker filed a Civil Judgment at the LA County/Recorder of Deeds Court in the State of California the amount of $37,721. The Company will not satisfy the judgment since Mr. Shoemaker has been incarcerated and disbarred.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2015 and investors are encouraged to review such risk factors prior to making an investment in the Company.

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

May 20, 2015

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify that:

1. I have reviewed this Form 10-Q for the fiscal quarter ended March 31, 2015 of GeneThera, Inc.;

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

Date: May 20, 2015

/s/ Antonio Milici

--------------------------

Antonio Milici

President and Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify that:

1. I have reviewed this Form 10-Q for the fiscal quarter ended March 31, 2015 of GeneThera, Inc.;

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

Date: May 20, 2015

/s/ Tannya L. Irizarry

--------------------------

Tannya L. Irizarry

Chief Financial Officer (Interim)

(Principal Financial/Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Milici, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended March 31, 2015, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By: /s/ Antonio Milici

Name: Antonio Milici

Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2015

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tannya L. Irizarry, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of GeneThera, Inc. for the quarterly period ended March 31, 2015, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of GeneThera, Inc.

By: /s/ Tannya L Irizarry

Name: Tannya L Irizarry

Title: Chief Financial Officer (Interim) (Principal Financial/Accounting Officer)

Date: May 20, 2015