Form 10-Q
period 2015-06-30
GENETHERA INC
filed 2015-08-19
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.       Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐    No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:  37,410,636 shares of common stock issued and outstanding as of

August 15, 2015.

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-Q, including Business and Management's Discussion and Analysis or Plan of Operation, contain "forward-looking statements". These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, would, could, plan, goal, potential, expect, anticipate, estimate, believe, intend, project, and similar words and variations thereof. This report contains forward-looking statements that address, among other things:

* Our financing plans,

* Regulatory environments in which we operate or plan to operate, and

*Trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements ("Cautionary Statements") include, among others:

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

TABLE OF CONTENTS

Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014

Condensed Notes to Consolidated Financial Statements (Unaudited)

GeneThera, Inc. - Consolidated Balance Sheets

ASSETS	June 30, 2015 (Unaudited)	December 31, 2014
Current assets:
Cash	$1,031	$94
Receivable-related party	161,971	15,330
Total current assets	163,002	15,424

Investments	110,620	-

Property and equipment:		-
Office and laboratory equipment and leasehold improvements	787,568	784,330
Construction in process	28,500
Less: accumulated depreciation	(784,490)	(784,330)
Total property and equipment, net	31,578	-
TOTAL ASSETS	$305,200	$15,424

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,181,630	$1,245,105
Accounts payable-related party	547,553	271,858
Accrued expenses	2,876,635	2,630,069
Notes payable	10,800	10,800
Convertible notes payable	1,138,661	951,161
Loan from shareholder	653,047	645,271
Total current liabilities	6,408,326	5,754,264

Commitments & Contingencies	-	-

Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 15,410,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 37,410,636 and 34,473,056 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	37,412	34,473
Stock to be issued	53,572	-
Additional paid-in capital	18,254,139	18,160,622
Deficit accumulated during the development stage	(24,463,664)	(23,949,350)
Total stockholders’ deficit	(6,103,126)	(5,738,840)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$305,200	$15,424

The accompanying condensed notes are an integral part of these consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Operations

(Unaudited)

	Three Months End		Six Months End
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:
Revenue	$-	$-	$-	$-
Total Revenue:	-	-	-	-
Expenses:
General and administrative expenses	51,450	114,679	214,256	181,241
Payroll expenses	96,000	96,000	282,000	192,000
Depreciation	80	3,414	160	6,828
Total operating expenses	147,530	214,093	496,416	380,069

Loss from operations	(147,530)	(214,093)	(496,416)	(380,069)

Other income (expense):
Interest expense	(10,321)	-	(17,898)	-
Total other expense	(10,321)	-	(17,898)	-

Loss before taxes	(157,851)	(214,093)	(514,314)	(380,069)

Provision for income taxes	-	-	-	-

Net loss	$(157,851)	$(214,093)	$(514,314)	$(380,069)

Loss per common share - Basic and diluted	$(0.00)	(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	37,410,636	32,123,479	37,396,811	31,804,034

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows

(Unaudited)

	Six Months, Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	(514,314)	(380,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	55,000	-
Depreciation and amortization	160	6,828
Changes in operating assets and liabilities:
Accounts receivable - related parties	(146,641)	80,000
Accounts payable - related parties	263,776	-
Accounts payable and accrued expenses	188,618	250,117
Net cash used in operating activities	(153,401)	(43,124)

Cash flows from investing activities
Investment in Galtheron Molecular Solutions	(110,620)	-
Net cash used in investing activities	(110,620)	-

Cash flows from financing activities
Net advance from related parties	264,958	41,959
Net cash provided by financing activities	264,958	41,959

Net increase (decrease in cash)	937	(1,165)
Cash at the beginning of the year	94	1,331
Cash at the end of the year	$ 1,031	$ 166

Non-cash investing and financing transactions:
Shares issued arising from note conversion	-	25,000
Convertible note proceeds received by related part	256,000	65,000
Conversion of convertibles notes payable to common stock	69,026	-
Property acquired in exchange for common stock	26,000	-
Equipment purchased by related party	5,739	-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GENETHERA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company. GeneThera is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms. The accompanying unaudited interim consolidated financial statements of GeneThera have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2014, as reported in Form 10K, have been omitted, including summaries of the Company’s significant accounting policies.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its subsidiary.

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There were no revenues during the six months ended June 30, 2015 and 2014.

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $24,463,664 and negative working capital of $6,245,324 as of June 30, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Related party transactions

The Company has an outstanding loan payable, including interest, to Antonio Milici, its CEO and shareholder amounting to $653,047 and $645,271 as of June 30, 2015 and December 31, 2014, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41% per year. During the six months ended June 30, 2015, the Company has recorded interest expense on this loan in the amount of 7,776.

In May 2015, the Company invested $110,620 in Galtheron Molecular Solutions AG, a Swiss entity under common control.  See Note 4 below.

As of June 30, 2015, the Company has outstanding liabilities due to related parties, including Setna Holdings LLC, Tannya Irizarry, and Elia Holdings, LLC totaling $547,553.

The Company has amounts receivable from these related parties of $161,971 and $15,331 as of June 30, 2015 and December 31, 2014, respectively.

During six months ended June 30, 2015, the Company issued $256,000 of convertible promissory notes (see Note 5). The proceeds from these notes were managed by a subsidiary of Setna Holdings, a related party.

Note 4 – Investments

During May 2015, the Company invested $110,620 in Galtheron Molecular Solutions (“GMS”), a Swiss entity.  The Company is planning on entering into a licensing agreement with GMS as noted in Note 8 and, contingent upon GMS’ hiring of qualified personnel and development of an operating plan, will look to develop a long-term relationship.  The Company plans to transfer control of the entity once an operating plan is developed and expected that this investment will be a non-controlling interest in Galtheron's equity structure as all aspects of the relationship are finalized. Currently, there are no direct activities and the investment is valued at its book value.

Note 5 – Property and equipment

Property and equipment consists primarily of office and laboratory equipment and leasehold improvements and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years.  Leasehold improvements are amortized over the shorter of their economic lives or lease terms.

The company’s property and equipment at June 30, 2015 and December 31, 2014 consisted of furniture, lab equipment, and computer software. As of June 30, 2015, the Company had construction in progress in the amount of $28,500 related to renovation of its lab space.

Depreciation expense was $160 and $12,762 for the six months ended June 30, 2015 and the twelve months ended December 31, 2015.  Expenditures for repairs and maintenance are expensed as incurred.

Note 6 – Convertible notes payable

During January 2015, the Company issued Subordinated Convertible Promissory notes in the aggregate amount of $256,000, and convertible notes and related interest totaling $69,026 were converted to 2,298,465 shares of common stock. Of that, 515,133 shares of common stock valued at $15,454 had been issued as of March 31, 2015; the remaining 1,783,332 shares valued at $53,572 has not yet been issued as of June 30, 2015.

Note 7 - Shareholders’ equity

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

Common stock

During the six months ended June 30, 2015, the Company issued 2,422,447 shares of common stock valued at $81,000 in exchange for services and property:

?

204,080 shares valued at $10,000 to directors for services;

?

918,367 shares valued at $45,000 to an officer for services; and

?

1,300,000 shares valued at $26,000 to a vendor for construction in process.

During the six months ended June 30, 2015, convertible notes payable were converted to common stock:

?

515,133 shares of common stock were issued for converted notes totaling $69,026

?

An additional 1,783,332 shares valued at $53,572 were yet to be issued as of June 30, 2015 pursuant to convertible notes payable that were converted.

Note 8 – Subsequent events

On August 12, 2015, the Company entered into a settlement agreement with Litchfield Church Ranch, LLC (“LCR”), its former landlord, related to back rent in the amount of $325,000.  The Company is required to pay $15,000 on or before September 12, 2015 as a good-faith down payment.  The Company, at its option, can satisfy the judgment in the following ways:

•

If paid on or before February 12, 2016, the judgment shall be deemed paid-in-full if the Company delivers $100,000 to LCR

•

If not paid off prior to February 12, 2016, the Company judgment shall be deemed satisfied if the Company delivers $150,000 to LCR on or before August 12, 2016.

•

If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885

In late August 2015, the Company expects to finalize and enter into an exclusive License Agreement with Galtheron Molecular Solutions. GeneThera will license Galtheron to commercialize diagnostic and vaccine technologies in Europe and the Middle East. Further details will be forthcoming.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sections of this Form 10-Q, including the Management’s Discussion and Analysis or Plan of Operation, contain “forward-looking statements”.  These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements.  You should not unduly rely on these statements.  Forward-looking statements involve assumptions and describe our plans, strategies, and expectations.  You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plans,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intent,” “project,” and similar words and variations thereof.  This report contains forward-looking statements that address, among other things,

* Our financing plans

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

* Risks related to international economies

* Risks related to market acceptance and demand for our products and services

* The impact of competitive services and pricing

* Other risks referenced from time to time in our SEC filings

All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We do not undertake any obligations to publicly release any revisions to any forward-

looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

You should read the following discussion of our results and plan of operation in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q and in conjunction with our Annual Report on Form 10-K, file on April 14, 2015.  Statements in this Management’s Discussion and Analysis or Plan of Operation that are not statements of historical or current objective fact are “forward-looking statements.”

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

We did not generate any revenue for the three or six months ended June 30, 2015 and 2014.

We had total operating expenses of $147,530 for the three months ended June 30, 2015, compared to total operating expenses of $214,093 for the three months ended June 30, 2014, a decrease of $66,563 from the prior period. The decrease was largely due to lower general and administrative expenses.

We had total operating expenses of $496,416 for the six months ended June 30, 2015, compared to total operating expenses of $380,069 for the six months ended June 30, 2014, an increase of $116,347 from the prior period. The increase was largely due to higher general and administrative expenses, including interest on convertible notes and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of June, 2015 of $305,200, which included cash of $1,031, receivables from related parties of $161,971, and net property and equipment of $31,578.

We had total liabilities of $6,408,326 as of June 30, 2015, which included $1,729,183 of accounts payable, $2,876,635 of accrued liabilities, and $1,802,508 of notes and loans payable.

We had negative working capital of $6,245,324 and an accumulated deficit of $24,463,664 as of June 30, 2015.

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

On August 12, 2015, the Company entered into a settlement agreement related to a judgment of confession with its former landlord, Litchfield Church Ranch LLC, in the amount of $325,885, due by August 12, 2016.  The Company receives discounts on the judgment if it is paid early.

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

Item 3.

Defaults upon Senior Securities

None.

Item 4:

 Mine Safety Disclosures

Not applicable.

Item 5:

Other Information

On April 18, 2013, the Company, in error, issued restricted stock in lieu of cash invested during a binding Escrow Agreement, which was defaulted by Gold X Change, Inc. The issuance of restricted stock was cancelled as per the escrow agreement terms.

Item 6:

Exhibits

Exhibit

Description of Exhibit

Number

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

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

_________________

* Filed herewith

** Furnished herewith

** Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2015.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	8/19/2015
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	8/19/2015
Tannya L Irizarry