Form 10-Q
period 2015-09-30
GENETHERA INC
filed 2015-11-23
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐    No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:  36,610,636 shares of common stock issued and outstanding as ofNovember 22, 2015.

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

TABLE OF CONTENTS

Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014

Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014

Notes to Consolidated Financial Statements (Unaudited)

GeneThera, Inc. - Consolidated Balance Sheets

ASSETS	September 30, 2015 (unaudited)	December 31, 2014
Current assets
Cash	$172	$94
Receivable-related party	276,002	15,330
Total current assets	276,174	15,424
Property and equipment
Office and laboratory equipment and leasehold improvements	787,568	784,330
Construction in process	2,500	-
Less: Accumulated depreciation	(784,570)	(784,330)
Total property and equipment, net	5,498	-
Investment in Galtheron Molecular	110,620	-
Other assets	4,500	-
TOTAL ASSETS	$396,792	$15,424

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$245,655	$1,245,105
Accounts payable-related party	1,294,161	271,858
Accrued expenses	2,980,329	2,630,069
Settlement payable	312,537	-
Notes payable	10,800	10,800
Convertible notes payable	1,170,487	951,161
Loan from shareholder	656,958	645,271
Total liabilities	6,670,926	5,754,264

Commitments & Contingencies	-	-

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 15,410,000 shares issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 36,610,636 and 34,473,056 shares issued and
outstanding as of September 30, 2015 and December 31, 2014, respectively	36,611	34,473
Stock to be issued	53,572
Additional paid-in capital	18,387,940	18,160,622
Accumulated deficit	(24,767,672)	(23,949,350)
Total stockholders’ deficit	(6,274,134)	(5,738,840)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$396,792	$15,424

The accompanying condensed notes are an integral part of these consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Operations

(Unaudited)

	3 Months Ended		9 Months End
	September 30,		September 30,
	2015	2014	2015	2014
Expenses:
Other compensation	$-	$-	$-	$-
Consulting	-	-	-	-
General and administrative expenses	107,282	19,351	321,538	200,592
Payroll expenses	96,000	96,000	378,000	288,000
Depreciation	80	3,414	240	10,242

Total operating expenses	203,362	118,765	699,778	498,834

Loss from operations	(203,362)	(118,765)	(699,778)	(498,834)

Other expenses
Interest expense	(100,645)	-	(118,543)	(243)
Foreign exchange loss	-	-	-	-
Total other expense	(100,645)	-	(118,543)	(243)
Net loss	$(304,007)	$(118,765)	$(818,321)	$(499,077)

Loss per common share - Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	37,067,158	33,448,909	36,540,643	32,482,911

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months, Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(818,321)	$(499,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based transactions	480,944	9,050
Depreciation and amortization	240	10,242
Changes in operating assets and liabilities:
Prepaid expenses	(4,500)	-
Debt discount - BCF	(78,175)	-
Accounts receivable - related parties	(260,672)	-
Accounts payable - related parties	11,687	-
Accounts payable and accrued expenses	(352,808)	395,885
Net cash used in operating activities	(1,021,605)	(83,900)

Cash flows from investing activities
Investment in Galtheron Molecular Solutions	(110,620)	-
Net cash used in investing activities	(110,620)	-

Cash flows from financing activities
Proceeds from convertible debt financing	110,000	-
Net advance from related parties	1,022,303	-
Net cash provided by financing activities	1,132,303	82,764

Net increase in cash	78	(1,136)
Cash at the beginning of the year	94	1,331
Cash at the end of the year	172	195

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Equipment purchased by third party	3,238	-
Shares issued arising from note conversion	-	68,744
Debt issued for cash but collect by related party	-	91,500

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GENETHERA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2015 and 2014

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There were no revenues during the nine months ended September 30, 2015 and 2014.

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

Recently issued accounting pronouncements

In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements:

•

Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

•

Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)

•

Update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•

Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

•

Update 2015-08—Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115  (SEC Update)

•

Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $24,767,672 and negative working capital of $6,410,435 as of September 30, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Related party transactions

The Company has an outstanding loan payable, including interest, to Antonio Milici, its CEO and shareholder amounting to $656,958 and $645,271 as of September 30, 2015 and December 31, 2014, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41% per year. During the nine months ended September 30, 2015, the Company has recorded interest expense on this loan in the amount of $11,687.

In May 2015, the Company invested $110,000 in Galtheron Molecular Solutions AG, a Swiss entity under common control.  See Note 4 below.

As of September 30, 2015, the Company has outstanding liabilities due to related parties, including Setna Holdings LLC, Tannya Irizarry, and Elia Holdings, LLC totaling $1,183,541.

The Company has amounts receivable from these related parties of $276,002 and $15,331 as of September 30, 2015 and December 31, 2014, respectively.

During nine months ended September 30, 2015, the Company issued $366,000 of convertible promissory notes (see Note 5). The proceeds from these notes were managed by a subsidiary of Setna Holdings, a related party.

Note 4 – Investments

During May 2015, the Company invested $110,000 in Galtheron Molecular Solutions (“GMS”), a Swiss entity.  The Company is planning on entering into a licensing agreement with GMS as noted in Note 8 and, contingent upon GMS’ hiring of qualified personnel and development of an operating plan, will look to develop a long-term relationship.  The Company expects any control over the investment to be temporary in nature and will further evaluate the effects on the financial statements on a continuing basis

Note 5 – Property and equipment

Property and equipment consists primarily of office and laboratory equipment and leasehold improvements and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years.  Leasehold improvements are amortized over the shorter of their economic lives or lease terms.

The company’s property and equipment at September 30, 2015 and December 31, 2014 consisted of furniture, lab equipment, and computer software. As of September 30, 2015, the Company had construction in progress in the amount of $2,500 related to renovation of its lab space.

Depreciation expense was $240 and $10,242 for the nine months ended September 30, 2015 and 2014, respectively.  Expenditures for repairs and maintenance are expensed as incurred.

Note 6 – Convertible notes payable

During the nine months ended September 30, 2015, the Company issued Subordinated Convertible Promissory notes in the aggregate amount of $366,000, and convertible notes and related interest totaling $69,026 were converted to 2,298,465 shares of common stock. Of that, 515,133 shares of common stock valued at $15,454 had been issued as of March 31, 2015; the remaining 1,783,332 shares valued at $53,572 have not yet been issued as of September 30, 2015.

The Company recorded a discount on the debt in the amount of $134,000 related to the intrinsic value of the beneficial conversion feature of the notes issued during the three months ended September 30, 2015, which are convertible upon maturity at $.025 per share.  An aggregate of $110,000 of convertible debt was issued during the three months ended September 30, 2015, maturing in January 2016.  $55,825 was charged to interest as the debt discount is amortized over the life of the debt.

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

Common stock

During the nine months ended September 30, 2015, the Company issued 1,622,447 shares of common stock valued at $81,000 in exchange for services and property:

?

204,080 shares valued at $10,000 to directors for services;

?

918,367 shares valued at $45,000 to an officer for services; and

?

1,300,000 shares valued at $26,000 to a vendor for construction in process. Subsequently, these shares were returned and cancelled on August 25, 2015, for non-performance; and

?

500,000 shares valued at $25,000 to an unrelated vendor for services, and we will issue another 500,000 at the end of the 6 month contract or About, February 29, 2016.

During the nine months ended September 30, 2015, convertible notes payable were converted to common stock:

?

515,133 shares of common stock were issued for converted notes totaling $69,026

?

An additional 1,783,332 shares valued at $53,572 were yet to be issued as of September  30, 2015 pursuant to convertible notes payable that were converted.

Note 8 – Legal contingencies

On August 12, 2015, the Company entered into a settlement agreement with Litchfield Church Ranch, LLC (“LCR”), its former landlord, related to back rent in the amount of $325,000.  The Company is required to pay $15,000 on or before September 12, 2015 as a good-faith down payment, on August 21, 2015, the Company paid $13,348 towards this down payment. The Company, at its option, can satisfy the judgment in the following ways:

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

•

If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885

Note 9 – Subsequent events

In late December 2015, the Company expects to finalize and enter into an exclusive License Agreement with Galtheron Molecular Solutions. GeneThera will license Galtheron to commercialize diagnostic and vaccine technologies in Europe and the Middle East. Further details will be forthcoming. This has been delayed until the renovations of the laboratory is completed. Galtheron expects for this to be completed by December 2015.  The delay in licensing agreement has had no effect on the Company’s investment in Galtheron.

During October 2015, the Company issued Subordinated Convertible Promissory notes in the aggregate amount of $30,960.

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

You should read the following discussion of our results and plan of operation in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.  Statements in this Management’s Discussion and Analysis or Plan of Operation that are not statements of historical or current objective fact are “forward-looking statements.”

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

We have not generated significant operating revenue as of September  30, 2015. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2014.  For the nine months ended September  30, 2015 and twelve months ended December 31, 2014, our operating losses were $737,496 and $499,077, respectively.  Our current liabilities exceeded current assets by $6,410,435 and $5,738,840 as of September  30, 2015 and December 31, 2014, respectively.

For the nine months ended September 30, 2014, our operating losses were $499,077.  The increase in 2015 is directly attributable higher outstanding convertible debt and the related interest charges.

Although, we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $10,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities.  At this time, we have commitments for additional capital funds. This amount may exceed an additional $6,500,000 depending on cost involved in the further development and commercialization of our products.  In such event, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

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

On January 16, 2013, the Company entered into an agreement with Caro Capital, LLC, for investor relations services. The Company issued 1,000,000 shares of common stock to Caro Capital for consideration of $20. The Company was also to pay Caro $5,000 per month for six months, payable when $500,000 qualified capital, which was supposed to have been raised for the Company by Caro Capital. Unfortunately, Caro Capital was

unsuccessful to perform their fundraising task. The Company waited for Caro Capital to provide their Consultant Report, but they failed to provide it. Caro Capital had until 12-31-2013 to do so. Therefore, the 1,000,000 restricted shares were cancelled.

On March 26, 2013, the Company entered into an agreement with Southridge Partners II, LP, under which Southridge agreed to assume up to $3,788,419 of the Company's liabilities. The liabilities were to be divided into tranches, which would have been settled by issuances of the Company’s common stock to Southridge. Common stock would have been valued at 75% of the low closing bid price during the minimum period of consecutive trading days previous to settlement over which the dollar trading volume of the Company's common stock exceeded 300% of the purchase price. Shares issued to Southridge were not to exceed 9.99% of the Company's outstanding shares. The agreement was cancelled. The CEO did not continued with SouthRidge due to lack of performance. None of our consultants/vendors received any payment due to the fact that Southridge wanted their fees to be paid first at a rate that would have devastated the market value of our Company. Litigation is pending. Other attorneys have contacted our Company requesting information concerning our experience with Southridge. All these attorneys want to litigate against SouthRidge. The Company has not retained an attorney for this legal situation yet; but, it will. We will keep you posted.

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder amounting to $656,958 as of September 30, 2015 and 2014, respectively. This outstanding loan to the Company is unsecured.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  In March 2015, Mr. Jesus Montelongo became the new managing director with a 34% ownership and/or interest. Ms. Michelle Torres Colón is assistant managing director with a 50%  ownership and/or interest. Ms. Tannya Irizarry is a board member and has a 50%  ownership and/or interest. In August 2015, Montelongo resigned his position as managing director to pursue other interests in real estate and human resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations.

EMPLOYEES

As of September  30, 2015, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2017.  In consideration for his services, Dr. Milici will receive a base salary of $216,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2017.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $168,000 per annum.  The above salaries have been accrued to be paid in common stock shares from the Company. There are no employee issues at this time.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On February 10, 2009, Centennial Credit Corporation filed a Civil Judgment at the Jefferson County Court in the amount of $967. The Company has no idea which entity is this; therefore, the Company has not satisfied the judgment.

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

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the

Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. We were deceived into thinking the owner could sell this property to the Company. The mediator, a retired judge, concluded we were indeed deceived by the owner. Therefore, the settlement was agreed upon by both parties.

Item 1A.

Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q, filed with the Commission on April 13, 2015 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2013, the Company issued 1,000,000 shares of its common stock for cash for total proceeds of $200, a nominal fee. This issuance has a restrictive legend until such consultant’s forthcoming report for services rendered. The stock issuance was cancelled.

On September 19, 2015, the Company issued 500,000 restricted shares to High Point Communication for them to be our new Investor Relations entity. Another 500,000 restricted shares, according to their consulting agreement, would be issued contingency upon the completion of their consulting task.  The shares were valued at the trading price on the date of issuance and are considered consulting fees during the period ended September 30, 2015.

Item 3.

Defaults upon Senior Securities

None.

Item 4:

 Mine Safety Disclosures

Not applicable.

Item 5:

Other Information

On April 18, 2013, the Company, in error, issued restricted stock in lieu of cash invested during a binding Escrow Agreement, which was defaulted by Gold X Change, Inc. The issuance of restricted stock was cancelled as per the escrow agreement terms.

The Company is expecting for their lab renovations to be finally completed soon.

Item 6:

Exhibits

Exhibit

Description of Exhibit

Number

31.1*

Certificate of the Chief Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

31.2*

Certificate of the Chief Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2015.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	11/22/2015
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	11/22/2015
Tannya L Irizarry