Form 10-K
period 2015-12-31
GENETHERA INC
filed 2016-05-13
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM

Commission File Number:

000-27237

GeneThera, Inc.

(Exact name of registrant as Specified in its Charter)

              Nevada

65-0622463

(State or Other Jurisdiction of

(Internal Revenue Service

Incorporation or Organization)

Employer Identification Number)

9101 Harlan Street Suite 130 Westminster, CO

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-eccelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐No ☒

The issuer's revenues for the most recent fiscal year ended December 31, 2015 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $23,711.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 38,183,086 shares of common stock issued and outstanding as of May 11, 2016.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

For the fiscal year 2015, and as of now, the Company had one subsidiary, GeneThera, Inc., a Colorado corporation. GeneThera no longer has holds a commercial diagnostics laboratory in Mexico.

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

The vaccine development is in the “in vitro” or pre-clinical stage.  We expect to initiate experimental animal studies for Johne’s disease in the next 36-48 months.  ITP combines the following technologies: 1) gene expression system technology or “GES”; 2) viral DNA purification technology or PURIVAX technology; 3) genetically engineered Adenovirus (rAD) and recombinant Adeno Associate Virus (rAAV) systems (vectors).

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

HERDCHECK (Molecular Test)

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

GeneThera has had negligible revenues since inception, had a negative working capital deficit and an accumulated deficit of $6,477,341 and $25,034,821, respectively as of December 31, 2015, and had a net loss of $1,085,471 for the year ended December 31, 2015. Because of these circumstances, GeneThera will require additional working capital to develop business operations. There is no assurance that GeneThera will reach a level of revenues adequate to generate sufficient cash flow from operation or obtain additional financing necessary to support GeneThera operating expense requirements. If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

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

Finding qualified personnel in the biotechnology industry is very challenging. Smaller biotechnology companies are always at a disadvantage because of its limited financial resources. The Company has been unable at this time to hire any additional qualified personnel. If the Company is unable to hire additional personnel, this may result in a substantial delay of its R&D and commercial operations.

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

We require substantial additional resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or a collaborative partner, or both, finance research and development activities of our potential products. Accordingly, we are continuing to pursue additional sources of financing. Additional financing through strategic collaborations, public or private equity financing sources may not be available on accepted terms. Additionally, equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs or potential products any of which could have a material adverse effect on our financial condition or business prospect

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or costlier for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

ITEM 2:

DESCRIPTION OF PROPERTY

We sub-lease 1,800 square feet for our administrative office, which is located at 9101 Harlan Street Suite 130 in Westminster, Colorado 80031. The lease is for 38 months and it terminates on January 31, 2018.  The rent was no cost during Months 1 and 2; Months 3-14, the rent was $2,394.75 per month; Months 15-26 months, the rent is $2,472.52; Months 27-38, the rent will be $2,549.25 per month. We sub-leased 500 square feet of office space to GTI Corporate Transfer Agents, LLC, and a related party, located in Suite 130-D.  The lease is on a three-year basis and the rent is $500 per month until January 2018.  Moreover, we may sub-lease laboratory and office space for several biotechnology and holdings companies. These lessees will have their lab equipment in our new laboratory space for their research and development work. The Company is permitted to utilize their lab equipment, which will enhance the R&D collaboration among scientific peers. We do not own any real estate property as of yet.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Currently, we are setting our new laboratory space. Forthcoming through our investors, we will have the funds to purchase or construct new laboratories. It will take time; therefore, the Company opted to lease a 7,900 sf lab space while the 27,000 sf laboratory building is completed when the funds are secured for such laboratory. On May 28, 2015, our CEO and CFO met for mediation with the owner’s legal team for a reasonable settlement for past due rent, for a past landlord, please see Item 3 for a more detailed discussion of this mediation.

ITEM 3:

LEGAL PROCEEDINGS

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and stockholders over various contracts and agreements.

On August 12, 2015, the Company entered into a settlement agreement with Litchfield Church Ranch, LLC (“LCR”), and its former landlord, related to back rent in the amount of $325,000.  The Company is required to pay $15,000 on or before September 12, 2015 as a good-faith down payment, on August 21, 2015, the Company paid $13,348 towards this down payment. The Company, at its option, can satisfy the judgment in the following ways and as of March 31, 2016, no payments had been made toward the settlement:

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

Year	Quarter	High	Low
2015	Fourth	$ 0.06	$ 0.03
	Third	0.07	0.04
	Second	0.09	0.007
	First	0.08	0.015
2014	Fourth	$ 0.03	$ 0.015
	Third	0.03	0.006
	Second	0.04	0.006
	First	0.03	0.007

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

We have not generated significant operating revenue as of December 31, 2015. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for December 31, 2015.  For 2015 and 2014, our operating losses were $1,085,471 and $546,071, respectively.  Our current liabilities exceeded current assets by $6,477,341 and $5,738, 840 as of December 31, 2015 and 2014, respectively.

Although, we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $10,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities and prospective revenues generated by our commercial labs, once the renovations are completed.  At this time, we have commitments for additional capital funds.  This amount may exceed an additional $2,500,000 depending on cost involved in the further development and commercialization of our products.  In such event, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable to Antonio Milici, its President and shareholder amounting to $660,869 and $645,271 as of December 31, 2015 and 2014, respectively. This outstanding loan to the Company is unsecured and has 2.14% interest bearing. During the year ended December 31, 2015, the Company has recorded interest expense on this loan in the amount of $15,598.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  Ms. Michelle Torres is the Managing Director of GTI Corporate Transfer Agents, LLC with 34% ownership and/or interest. Ms. Daisy Garcia continues to be the Board Member and Assistant Managing Director of GTI Corporate Transfer Agents, LLC with a one-third ownership and/or interest. Ms. Tannya Irizarry has a one-third ownership and/or interest.

In May 2015, the Company invested $110,000 in Galtheron Molecular Solutions AG, a Swiss entity under common control.  See Note 5 of the consolidated financial statements.

As of December 31, 2015, the Company has the following outstanding liabilities due to related parties:

1.

Setna Holdings LLC

$150,705

2.

Kalos, Holdings

    86,896

3.

Tannya Irizarry

    23,356

4.

Elia Holdings, LLC

      7,325

Total

$268,282

The Company has amounts receivable from separate related parties of $22,492 and $15,331 as of December 31, 2015 and 2014, respectively.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

For 2015, the Company has a net loss of $1,085,471 or net loss per share of $0.03, and $0 of revenue as compared with a net loss of $546,071, or $0.02 per share, and revenue of $0 for 2014.

General and Administrative Expenses:  General and administrative expenses increased to $426,898 for 2015 compared to $211,843 for 2014.

Depreciation and Amortization Expense:  Depreciation and amortization expenses decreased to $0 for 2015 compared to $12,762 for 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had an overdrawn checking account in the amount of $(33) as of December 31, 2015 and a cash balance of $94 as of December 31, 2014.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  We may be unable to secure any additional financing on terms that are acceptable to us, if at all.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations (see Note 1 of the consolidated financial statements).

EMPLOYEES

As of December 31, 2015, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2017.  In consideration for his services, Dr. Milici will receive a base salary of $216,000 per annual plus bonuses as may be determined by the Board of Directors in its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer and Chief Financial Officer (Interim) through January 7, 2017.  Ms. Irizarry’s base salary is $168,000 per annum.  An additional $45,000 is provided either in Preferred B stock and/or common stock. The above salaries have been accrued to be paid in equity from the Company. There are no employee issues at this time.

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

PROPERTIES

We have a temporary office where the automated receptionist takes our messages. Once our lab space is completed and renovated, we will move to the renovated lab and office space.  It is approximately 7, 900 square feet for which 4,000 square feet will be allocated for our biotechnology laboratory space in Denver, Colorado. GTI Corporate Transfer Agents, LLC will not be part of our new laboratory space. GTI Corporate Transfer Agents, LLC; a related party, is located at 9101 Harlan Street in Westminster, CO.  The Company will continue to sub-lease laboratory and office spaces to several biotechnology and holdings companies. These entities will also have their laboratory equipment to be located at our prospective premises for their R&D scientific work.  If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  Once the laboratory building is completed, it will be thanks to our current investors providing the land and constructing the building.

ITEM 8:

FINANCIAL STATEMENT

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors andStockholders of GeneThera, Inc.

We have audited the accompanyingconsolidatedbalance sheets of GeneThera, Inc.as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years endedDecember 31,2015. GeneThera, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeneThera, Inc.as of December 31, 2015and 2014, and the results of its operations and its cash flows for each of the two yearsended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss during the period and has no history of profitability, currently generates norevenue, and its viability is dependent upon its ability to meet future financing requirements, all of which raise substantial doubt about the Company’s ability to continue as a going concern.The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty

Fruci & Associates II, PLLC (f/k/a MartinelliMick PLLC) Spokane, WA May 13, 2016

GeneThera, Inc. - Consolidated Balance Sheets

ASSETS	December 31, 2015	December 31, 2014
Current assets
Cash	$0	$94
Receivable-related party	22,492	15,330
Total current assets	22,492	15,424
Property and equipment
Office and laboratory equipment and leasehold improvements	784,330	784,330
Construction in process	13,000
Less: Accumulated depreciation	(784,330)	(784,330)
Total property and equipment, net	13,000	-
Investment in Galtheron Molecular, at cost	110,620	-
TOTAL ASSETS	$146,111	$15,424

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank Overdraft	$33	$-
Accounts payable	925,652	1,245,105
Accounts payable-related party	268,282	271,858
Accrued expenses	3,216,564	2,630,069
Settlement payable	325,885	-
Notes payable	10,800	10,800
Convertible notes payable, net of discount	1,262,002	951,161
Loan from shareholder	660,869	645,271
Total liabilities	6,670,087	5,754,264

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of December 31, 2015 and December 31, 2014, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 15,410,000 shares issued and outstanding
as of December 31, 2015 and December 31, 2014, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 36,610,636 and 34,473,056 shares issued and
outstanding as of December 31, 2015 and December 31, 2014, respectively	36,612	34,473
Common stock to be issued	53,572
Additional paid-in capital	18,405,246	18,160,622
Accumulated deficit	(25,034,820)	(23,949,350)
Total stockholders' deficit of Genethera, Inc.	(6,523,976)	(5,738,840)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$146,111	$15,424

The accompanying notes are an integral part of these audited financial statements.

GeneThera, Inc. - Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014
Expenses
General and administrative expenses	$426,898	$211,843
Payroll expenses	474,000	384,000
Depreciation	0	12,762

Total operating expenses	900,898	608,605

Loss from operations	(900,898)	(608,605)

Other expenses
Interest expense	(184,573)	(4,335)
Gain on disposal of debt	-	66,869
Total other expense	(184,573)	62,534
Net loss before income taxes	(1,085,471)	(546,071)
Provision for income taxes	-	-

Net loss	$(1,085,471)	$(546,071)

Loss per common share - Basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	36,558,285	32,802,249

The accompanying notes are an integral part of these audited financial statements.

Genethera, Inc.

Consolidated Statement of Changes in Stockholders' Deficit

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Stock to	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be issued	Deficit
Balance at December 31,2013	4,600	5	15,410,000	15,410	31,481,590	31,481	8,073,871	(23,403,279)	-	(5,282,512)
Shares issued for debt					2791466	2792	80951			83,743

Shares issued for services					200000	200	5800			6,000

Net Loss								(546,071)		(546,071)

Balance at December 31, 2014	4,600	5	15,410,000	15,410	34,473,056	34,473	18,160,622	(23,949,350)	-	(5,738,840)

Shares issued for debt					515,133	515	14,939		53,572	69,026

Shares issued for services					1,122,447	1,122	53,878			55,000

Stock issued for construction services					1,300,000	1,300	24,700			26,000
Stock rescinded for non-performance of services					(1,300,000)	(1,300)	(24,700)			(26,000)
Stock issued for consulting services					500,000	500	24,500			25,000

Beneficial conversion of convertible debt							151,307			151,307

Net Loss								(1,085,471)		(1,085,471)

Balance at December 31, 2015	4,600	$ 5	15,410,000	$ 15,410	36,610,636	$ 36,610	$18,405,246	$(25,034,821)	$ 53,572	$ (6,523,977)

The accompanying notes are an integral part of these audited financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2015		2014
Cash flows from operating activities
Net loss	$(1,085,471)		(546,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	300,336		-
Depreciation and amortization	-		12,762
Shares issued for services	-		6,000
Changes in operating assets and liabilities:

Accounts receivable - related parties	(7,162)		(330)
Accounts payable and accrued expenses - related parties	598,517		-
Accounts payable and accrued expenses	6,464		395,696
Prepaids and other assets	-		7,000

Net cash used in operating activities	(187,316)		(124,943)
Cash flows from investing activities
Purchase of constuction in process	(13,000)
Investment in Galtheron Molecular Solutions	(110,620)		-
Net cash used in investing activities	(123,620)		-

Cash flows from financing activities
Net advance from related parties	310,841		123,706
Net cash provided by financing activities	310,841		123,706

Net effect of exchange rates change	-		-

Net decrease in cash	(94)		(1,237)
Cash at the beginning of the year	94		1,331
Cash at the end of the year	(0)		94

Supplemental disclosures of cash flow information:	-
Cash paid for interest	$ -	$	$ -
Cash paid for income taxes	$ -	$	$ -

Non-cash investing and financing transactions:
Equipment purchased by third party			-
Conversion of convertible notes payable to common stock	53,573		83,743
Convertible note proceeds received by related party	417,960		139,500

The accompanying notes are an integral part of these audited financial statements.

GENETHERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2015 and 2014

Note 1 – Organization and nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc., a Nevada Corporation and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company). GeneThera is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms. The Company has not commenced sales, as yet, but only participates research and development of its products, and is solely dependent on outside financing.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its subsidiary. All intercompany accounts are eliminated upon consolidation.

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There were no revenues during the years ended December 31, 2015 and 2014.

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

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations. The folowing are being evaluated for any potential impact:

2015-14 Revenue from contracts with customers

2015-03 Presentations of Debt issuance costs

2015-17 Deferred Tax Presentation

2016-02 Leases

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $25,034,821 and negative working capital of $6,477,341 as of December 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

The company’s property and equipment at December 31, 2015 and 2014 consisted of furniture, lab equipment, and computer software. Depreciation expense was $ -0- and $12,762 for the years ended December 31, 2015 and 2014, respectively. Expenditures for repairs and maintenance are expensed as incurred.

Property and Equipment	December 31, 2015	December 31, 2014
Furniture & Fixtures	1,465	1,465
Machinery & Equipment	775,864	775,864
Software	7,000	7,000
Construction in Process	13,000	-
Less: Accumulated Depreciation	(784,329)	(784,329)
Property and Equipment, net	13,000	-

As of December 31, 2015, the Company had construction in progress in the amount of $13,000 related to renovation of its lab space, and has not completed the work as of that date.

Note 4 – Related party transactions

The Company has an outstanding loan payable, including interest, to Antonio Milici, its CEO and shareholder amounting to $660,869 and $645,271 as of December 31, 2015 and 2014, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41% per year. During the year ended December 31, 2015, the Company has recorded interest expense on this loan in the amount of $15,598.

In May 2015, the Company invested $110,620 in Galtheron Molecular Solutions AG, a Swiss entity under common control.  See Note 5 below.

As of December 31, 2015, the Company has the following outstanding liabilities due to related parties:

.

Setna Holdings LLC

$150,705

.

Kalos, Holdings

    86,896

.

Tannya Irizarry

    23,356

.

Elia Holdings, LLC

      7,325

Total

$268,282

As of  December 31, 2015, the balance due to these same related parties was $271,858

The Company has amounts receivable from separate related parties of $22,492 and $15,331 as of December 31, 2015 and 2014, respectively.

During twelve months ended December 31, 2015, the Company issued $417,960 of convertible promissory notes (see Note 7). The proceeds from these notes were managed by a subsidiary of Setna Holdings, a related party, in exchange for a handling fees of ten percent of the gross proceeds.

Note 5 – Investments

During May 2015, the Company invested $110,620 in Galtheron Molecular Solutions (“GMS”), a Swiss entity in exchange for 100,,000 shares of its common stock and is evaluated as a const-method investment.  The Company is planning on entering into a licensing agreement with GMS as noted in Note 12 and, contingent upon GMS’ hiring of qualified personnel and development of an operating plan, will look to develop a long-term relationship. The Company evaluated this investment for impairment and due to the ongoing negotiations for a licensing agreement (see Note 12) there was no impairment recorded as of December 31, 2015. This investment will be re-evaluated at year end, December 31, 2016 to see if an impairment is needed, unless the licensing agreement is reached impairment will be likely.

Note 6 – Accrued expenses

The Company’s accrued expenses consisted of the following as of December 31:

	2015	2014
Accrued officer salaries (see below)	$2,943,904	$2,514,904
Accrued interest	31,282	8,734
Other	241,378	106,431
	$3,216,564	$2,630,069

Under the terms of the employment agreements between the Company and its CEO and CFO, which run through January 2017, compensation is accrued at a combined rate of $32,000 per month. No cash compensation was paid to the officers in 2015 or 2014; salaries totaling $384,000 were added to accrued liabilities in both 2015 and 2014. In addition, we issued our CFO, $45,000 worth of our restricted common stock, and accrued stock based compensation worth 45,000.

Note 7 – Convertible notes payable

During the year ended December 31,the Company issued Subordinated Convertible

Promissory notes in the aggregate amount of $417,960, and convertible notes and related interest totaling $69,026 were converted to 2,298,465 shares of common stock. Of that, 515,133 shares of common stock valued at $15,454 had been issued as of December 31, 2015; the remaining 1,783,332 shares valued at $53,572 have not yet been issued as of December 31, 2015. In total during 2015, 19 new convertible notes were issued which accrue 8% per annum, and are convertible between $0.015 and $0.04. We recognized a discount on debt related to the beneficial conversion of the notes in the amount of $151,307, of which $112,687 was amortized during the period and charged to interest. $38,619 remains to be amortized in the next fiscal year. As of December 31, 2015, Outstanding Convertible notes were convertible into 15,942,000 shares of common stock.

During the year ended December 31, 2014, the Company issued convertible notes in the aggregate principal amount of $139,500 that accrued interest at 8% per annum. All of the notes had an original maturity date three months after the date of issuance and were convertible, both principal and interest, into common shares of the Company at a fixed rate of $.03 per share. Upon maturity, eight of the notes, with aggregate principal amount of $83,500 plus accrued interest, were converted into common shares of the Company. In connection with the conversions, 2,791,466 shares of common stock were issued.

Note 8 - Shareholders’ equity

Convertible preferred stock rights

Preferred Stock (‘Series A’) shall be convertible into Common Stock any time at the holder’s sole discretion in part or in whole by dividing the Purchase Price per Share by 110% of the Market Value on the Closing Date. ‘Market Value’ on any given date shall be defined as the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 immediately preceding trading days. The Company is disputing the convertibility of these preferred shares.

Preferred Stock (“Series B”) shall be convertible into ten common shares at any time and holders are entitled to 20 common share votes per such preferred share.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 36,610,636 and 34,473,056 shares as of December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the Company issued 2,137,580 shares of common stock valued at $175,027 in exchange for services and property:

•

204,080 shares valued at $10,000 to directors for services;

•

918,367 shares valued at $45,000 to an officer for services; and

•

1,300,000 shares valued at $26,000 to a vendor for construction in process. Subsequently, these shares were returned and cancelled on August 25, 2015, for non-performance; and

•

500,000 shares valued at $25,000 to an unrelated vendor for services, and we will issue another 500,000 at the end of the 6-month contract

During the year ended December 31, 2015, convertible notes payable were converted to common stock:

•

515,133 shares of common stock were issued for converted notes totaling $69,026

•

An additional 1,783,332 shares valued at $53,572 were yet to be issued as of December 31, 2015 pursuant to convertible notes payable that were converted.

During 2014, the Company issued a total of 200,000 shares for services, valued at $6,000, and issued 2,791,466 in connection with convertible notes (see Note 7).

Note 9 – Commitments

Employment Agreements

In 2012, the Company entered into five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $18,000 and $14,000 per month, respectively, and expire on January 7, 2017.

Office Space Lease

Our current office space is leased by a related party, who bears the liability of the contract, however we are subleasing the entire space, and our rental fees are based on the total amount of the original contract. The current lease rates are $2,495.00 per month though the end of 2016

Note 10 – Legal contingencies

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

•

If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885

IIn June 2009, James Tufts filed a complaint at the Small Claims Court in Jefferson County CO in the amount of $4,000 plus expenses from a London trip. The Company has not satisfied the judgment. This balance is included in accounts payable and accruing interest at 12% per annum.

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

Note 11 – Income taxes

We are subject to taxation in the U.S. and the State of Colorado. The Company is not current on its tax filings and is subject to examination until those filings take place.

The Company has no current or deferred income tax liability due to its operating losses.

The Company has federal net operating loss carryforwards totaling $11,144,428 and $10,249,211 at December 31, 2015 and 2014, respectively. Subject to certain limitations (including limitations under Section 382 of the Internal Revenue Code), the carryforwards are available to offset future taxable income through 2035. The amount of change in the deferred tax asset and the related valuation allowance was approximately $313,326 during the year ending December 31, 2015, compared to approximately $183,000 in the year ending December 31, 2014.

Estimated deferred tax assets totaled $3,900,550 and $3,587,224 at December 31, 2015 and 2014, respectively. A 100% valuation allowance has been recorded to offset the deferred tax assets, due to uncertainty of the Company’s ability to generate future taxable income, in the amount of $3,900,550, resulting in a net deferred tax asset of $0.

We have analyzed the filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax positions be recognized.

Note 12 – Subsequent events

As of the filing date, the Company expects to finalize and enter into an exclusive License Agreement with Galtheron Molecular Solutions. GeneThera will license Galtheron to commercialize diagnostic and vaccine technologies in Europe and the Middle East. Further details will be forthcoming. This has been delayed until the renovations of the laboratory is completed. Galtheron expects for this to be completed in the first half of the 2016-year end.

On January 29, 2016, the Company acquired a lab space for our R&D projects and robotic technology. Currently, the project manager is renovating the lab space suitable to our Molecular Biology research.  It is expected that this lab space will be available for us to move in during the first week of May 2016. The new lab space is located at 6860 N. Broadway, Suite B in Denver, CO 80221.

On February 24, 2016, the CEO of the Company, appointed Professor Carol Hruska from the Czech Republic to the board of directors. Professor Hruska is the Founder of the Biomedical Technology, Epidemiology and Food Safety Global Network; and administrator of the database of both, the publications on paratuberculosis (MAP) in Crohn’s disease. He has also published articles demonstrating MAP contamination in baby formula and papers about public health threat posed by mycobacteria in water, soil, plants and air. Hi extensive experience and knowledge of the MAP and Crohn’s research will help GeneThera achieve its scientific goals, as well as increase the level of awareness of the role MAP infection plays in the dairy industry and the development of Crohn’s Disease.

On March 22, 2016, the Company issued 918,368 restricted shares to the CFO as part of the employment agreement, which reflects issuance of stock to cover the $45,000 a year stock issuance.

On March 22, 2016, the Company issued 654,082 restricted shares services for services rendered.

On April 5, 2016, the Company issued a $30,000 convertible promissory note accruing interest at 8% and convertiblee at .015 per share

.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM9A:

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets.

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors.

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, this assessment is to determine if there exist material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Our assessment of the effectiveness of our internal control over financial reporting identified certain material weaknesses, therefore management considers its internal control over financial reporting to be NOT effective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Insufficient accounting resources. Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.  Accordingly, we determined as of December 31, 2015, that the insufficient accounting resources are part of the material weaknesses as stated above.

US GAAP knowledge. Management has engaged an external consultant to counter the internal lack of US GAAP knowledge. Nonetheless, internally there is a lack of internal US GAAP knowledge, therefore, the work of the external consultant does not entirely compensate for this internal deficiency. Accordingly, we determined as of December 31, 2015, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2015, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework  issued by the COSO. The Company intends to remedy its material weaknesses by:

—	engaging a new accounting consultant that has a working knowledge of GAAP accounting

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2015, management has implemented a variety of internal controls procedure and financial reporting oversight.  This has enabled the company to perform an assessment of the effectiveness of our internal control over financial reporting.  This assessment did identify material weaknesses; which management intends to remedy.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company’s executive officers and directors.

Name

Age

Positions

Dr. Tony Milici

61

Chairman of the Board, Chief Executive

Officer and Chief Scientific Officer

Tannya L. Irizarry

57

Chief Administrative Officer and

Chief Financial Officer (Interim)

Jorgen Frandsen

64

Board of Director

Bruce Winsett

65

Board of Director

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

Jorgen Frandsen is a Biomedical Engineer with over 35 years of experience in global operations, new technology and product development including robotic technology. He was Director of R&D at StorageTeck, VP of Product Development at Exabyte and VP of New Product Introduction at Maxtor, Inc. He is currently President of Rev Zero Engineering, a biomedical contract engineering company. Jorgen holds an MsEE from the Universty of Colorado.

Bruce Winsett is an Aerospace Engineer at Lockheed Martin with over 30 years of experience in robotic technology ranging from Military Space Programs to NASA planetary missions and Launch System support. Bruce has developed complex software systems such as graphical user interface software (Lab VIEW) to remotely control spacecraft’s robotic components. Bruce holds a Master of Science in Physics from Purdue University and he has been recognized as a Lockheed Martin Space System Co. ATLO Software Center of Excellent Scientist.

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

ITEM 11:

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal years ended December 31, 2015 and 2014, concerning the compensation awarded to, earned by, or paid to those persons serving as Chief Executive Officer and Chief Financial Officer of the Company during those years (the “Named Executive Officers”). No other executive officer of the Company had a total annual salary and bonus for the years presented that exceeded $100,000. Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the year ended December 31, 2015.

The following table also summarizes the annual and long-term compensation paid to Dr. Tony Milici, our Chief Executive Officer. Except for Dr. Milici, no other executive officer received annual remuneration in excess of $100,000 during 2015 or 2015. This summary compensation table shows certain compensation information for services rendered in all capacities during each of the last two completed fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Tony Milici	2015	$216,000		45,000					$261,000
Chief Executive Officer	2014	$216,000		45,000					$261,000

Tannya Irizarry	2015	$168,000		45,000					$213,000
Chief Financial Officer	2014	$168,000		45,000					$213,000

Does not include perks and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer of the Company received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.

No other officer or director received in excess of $100,000 for the years ending December 31, 2015, December 31, 2014, and December 31, 2013.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2015:

NAME	FEES EARNED OR PAID IN STOCK	OPTION AWARDS ($)	TOTAL ($)

Jorgen Frandsen	$ 5,000		$ 5,000

Bruce Winsett	$ 5,000		$ 5,000

No Director received any Stock Awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings or other Compensation other than what is disclosed above during the year ended December 31, 2015. The fees paid, were paid in stock and no cash fees were paid.

(1) Dr. Milici did not receive any compensation separate from the consideration he received as an officer of the Company for the year ended December 31, 2015 in consideration for his service to the Board as a Director of the Company.

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

ITEM 12:

 SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of December 31, 2015 by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each of the executive officers who were serving as executive officers at the end of the December 31, 2015 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2015, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 31, 2015, and exercisable or convertible within 60 days thereafter. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., PO. Box 7085, Broomfield, CO 80021.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Five Percent Shareholders:
Shawn T. Donahue	1,627,557	0.04%
Gold X Change, Inc.	4,003,860	0.15%
Directors and Executive Officers:

Dr. Antonio Milici	-
Tannya L. Irizarry	-

All Directors and Executive Officers as a Group	5,631,417	0.19%

This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this Table and subject to community property laws where applicable, the Company believes that two of these shareholders named in this Table has a five (5) year restriction on their stock ownership and has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 36,610,636 shares of common stock outstanding on December 31, 2015, adjusted as required by rules promulgated by the SEC.

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

Applicable percentages are based on 36,610,636 shares of common stock outstanding and on 15,410,000 shares of Series B Preferred Stock outstanding on December 31, 2015, adjusted as required by rules promulgated by the SEC. Although the Series A Preferred Stock is convertible into approximately 7.2 million shares of our common stock (assuming all shares were converted as of the date of this filing), this Table does not give effect to the Series A Preferred Stock because these shares have no voting rights and their convertibility by the holder is currently being contested by the Company.

Ms. Irizarry is married to Dr. Antonio Milici. Therefore, she has a beneficial interest in his shares.

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company has independent Directors, even though it is not required, but will continue seeking to appoint one to four more independent Directors, if and when it is required to do so.

ITEM 14:

PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The following is a summary of the fees that are billed to us by our auditors for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2015 Fees ($)	Fiscal 2014 Fees ($)
Audit Fees	25,100	15,396
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Fruci & Associates II, PLLC, Certified Public Accountants (“Fruci”), since January 2015 in connection with statutory and regulatory filings or engagements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 2016.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	5/13/2016
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	5/13/2016
Tannya L Irizarry

Exhibit 21.1

Subsidiaries

GeneThera, Inc., a Colorado corporation, is a subsidiary for GeneThera, Inc., a Nevada Corporation. GeneThera Subsidiary will no longer be in Colorado.