Form 10-Q
period 2016-03-31
GENETHERA INC
filed 2016-05-23
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

No 

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:  38, 183, 086 shares of common stock issued and outstanding as of

May 21, 2016.

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

TABLE OF CONTENTS

Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015

Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2016 and 2015

Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015

Notes to (Unaudited) Consolidated Financial Statements

GeneThera, Inc. - Consolidated Balance Sheets

	March 31, 2016
ASSETS	(unaudited)	December 31, 2015
Current assets
Receivable-related party	$22,569	$22,492
Total current assets	22,569	22,492
Property and equipment
Office and laboratory equipment and leasehold improvements	784,330	784,330
Construction in process	0	13,000
Less: Accumulated depreciation	(784,330)	(784,330)
Total property and equipment, net	0	13,000
Investment in Galtheron Molecular, at cost	110,620	110,620
TOTAL ASSETS	$133,188	$146,111

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank Overdraft	$41	$33
Accounts payable	950,951	925,652
Accounts payable-related party	255,759	268,282
Accrued expenses	3,366,896	3,216,564
Settlement payable	325,885	325,885
Notes payable	10,800	10,800
Convertible notes payable, net of discount	1,313,463	1,262,002
Loan from shareholder	664,780	660,869
Total liabilities	6,888,576	6,670,087

Commitments and Contingincies

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 15,410,000 shares issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 38,183,086 and 36,610,636 shares issued and
outstanding as of March 31, 2016 and December 31, 2015, respectively	38,183	36,612
Common stock to be issued	53,572	53,572
Additional paid-in capital	18,501,724	18,405,246
Accumulated deficit	(25,364,280)	(25,034,820)
Total stockholders' deficit of Genethera, Inc.	(6,755,388)	(6,523,976)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$133,188	$146,111

The accompanying notes are an integral part of these financial statements.

GeneThera, Inc. - Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)
Expenses
General and administrative expenses	$74,756	$162,806
Payroll expenses	186,000	186,000
Depreciation	0	80

Total operating expenses	260,756	348,886

Loss from operations	(260,756)	(348,886)

Other expenses
Interest expense	(55,705)	(7,577)
Loss on disposal of asset	(13,000)	-
Total other expense	(68,705)	(7,577)
Net loss before income taxes	(329,461)	(356,463)
Provision for income taxes	-	-

Net loss	$(329,461)	$(356,463)

Loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	36,783,433	34,707,095

The accompanying notes are an integral part of these financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows
	For the Three Months Ended
	March 31,
	2016		2015
	(unaudited)		(unaudited)
Cash flows from operating activities
Net loss	$(329,461)		$(356,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	45,000		55,000
Amortization of discount on debt	42,460
Depreciation and amortization	-		80
Shares issued for services	77,050		-
Loss on abandonment	13,000		-
Changes in operating assets and liabilities:
Other assets	-		-
Accounts receivable - related parties	(77)		(256,738)
Accounts payable and accrued expenses - related parties	96,721		461,788
Accounts payable and accrued expenses	25,300		96,222
Prepaids and other assets	-		-

Net cash used in operating activities	(30,007)		(111)

Cash flows from investing activities
Purchase of constuction in process	-
Investment in Galtheron Molecular Solutions	-		-
Net cash used in investing activities	-		-

Cash flows from financing activities
Bank overdraft	7
Net advance from related parties	30,000		15,351
Proceeds from convertible notes			-
Net cash provided by financing activities	30,007		15,351

Net effect of exchange rates change	-		-

Net decrease in cash	0		15,240
Cash at the beginning of the year	-		94
Cash at the end of the year	0		15,334

Supplemental disclosures of cash flow information:	-
Cash paid for interest	$ -	$	$ -
Cash paid for income taxes	$ -	$	$ -

Non-cash investing and financing transactions:
Equipment purchased by third party	$-		$5,739
Property acquired in exchange for common stock	$-		$26,000
Conversion of convertible notes payable to common stock	$-		$69,026
Convertible note proceeds received by related party	$30,000		$256,000

The accompanying notes are an integral part of these financial statements.

GENETHERA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2016 and 2015

Note 1 – Organization and nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. (a Nevada Coporation) and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company). GeneThera is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms. The Company has not commenced sales, as yet, but only participates research and development of its products, and is solely dependent on outside financing.

The accompanying unaudited interim consolidated financial statements of GeneThera have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2015, as reported in Form 10-K, have been omitted, including summaries of the Company’s significant accounting policies.

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There were no revenues during the years ended December 31, 2015 or the three months ended March 31, 2016.

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

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations. The following are being evaluated for any potential impact:

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

 In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This Update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating this Update.

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $25,364,280 and negative working capital of $6,866,007 as of March 31, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

As of December 31, 2015, the Company had construction in progress in the amount of $13,000 related to renovation of its lab space, and has not completed the work as of that date. In March 2016, we abandoned this construction in process since we sub-leased a different lab space (Note 8).

Note 4 – Related party transactions

The Company has an outstanding loan payable, including interest, to our CEO and shareholder amounting to $664,780 and $660,869 as of March 31, 2016 and December 31, 2015, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41% per year. During the three months ended March 31, 2016 and 2015, the Company has recorded interest expense on this loan in the amount of $3,911 and $3,888, respectively.

As of March 31, 2016, the Company has the following outstanding liabilities due to related parties:

	March 31, 2016	December 31, 2015
Setna Holdings LLC	$133,183	$150,705
Kalos, Holdings	89,896	86,896
Tannya Irizarry	25,355	23,356
Elia Holdings, LLC	7,325	7,325
	$255,759	$268,282

The Company has amounts receivable from separate related parties of $22,593 and $22,492 as of March 31, 2016 and December 31, 2015, respectively.

During three months ended March 31, 2016 and 2015, the Company issued $30,000 and $256,000, respectively, of convertible promissory notes (see Note 5). The proceeds from these notes were managed by a subsidiary of Setna Holdings, a related party, in exchange for a handling fees of ten percent of the gross proceeds, which are reflected in General and Administrative expenses. Total fee as of March 31, 2016 and December 31, 2015 were $3,000 and $25,600, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Accrued officer salaries (see below)	$3,084,904	$2,943,904
Accrued interest	40,614	31,282
Other	241,378	241,378
	$3,366,896	$3,216,564

Under the terms of the employment agreements between the Company and its CEO and CFO, which run through January 2017, compensation is accrued at a combined rate of $32,000 per month. No cash compensation was paid to the officers in 2016 or 2015; salaries totaling $141,000 and $384,000 were added to accrued liabilities in both 2016 and 2015, respectively. In addition, we issued our CFO, $45,000 worth of our restricted common stock, and accrued stock based compensation worth $45,000 to our President.

Note 6 – Convertible notes payable

During the three months ended March 31, 2016, the Company issued Subordinated Convertible Promissory notes in the aggregate amount of $30,000. In total during three months ended March 31, 2016, two new convertible notes were issued which accrue 8% per annum, and are convertible between $0.020 and $0.050. The Company recognized a discount on debt of $21,000, which will be amortized over the next 6 months and will be charged to interest. The Company amortized $35,312 from the discount balance as of December 31, 2015, and $7,148 from the March 31, 2016 balance totaling $42,460 in interest expense, leaving a remaining balance as of March 31, 2016 of $17,159. As of March 31, 2016, Outstanding Convertible notes were convertible into 17,142,000 shares of common stock.

During the year ended December 31, 2015, the Company issued Subordinated Convertible Promissory notes in the aggregate amount of $417,960, and convertible notes and related interest totaling $69,026 were converted to 2,298,465 shares of common stock. Of that, 515,133 shares of common stock valued at $15,454 had been issued as of December 31, 2015; the remaining 1,783,332 shares valued at $53,572 have not yet been issued as of December 31, 2015. In total during 2015, 19 new convertible notes were issued which accrue 8% per annum, and are convertible between $0.015 and $0.4. We recognized a discount on debt of $151,307, of which $112,687 was amortized during the period and charged to interest. $38,619 remains to be amortized in the next fiscal year. As of December 31, 2015, Outstanding Convertible notes were convertible into 15,942,000 shares of common stock.

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

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 38,183,086 and 36,610,636 shares as of March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016, the Company issued 1,572,450 shares of common stock valued at $77,050 in exchange for services and property:

•

918,368 shares valued at $45,000 to an officer for services; and

•

654,082 shares valued at $32,050 to two vendors for consulting services.

As of March 31, 2016, an additional 1,783,332 shares valued at $53,572 were yet to be issued pursuant to convertible notes payable that were converted.

Note 8 – Commitments

Employment Agreements

In 2012, the Company entered into five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $18,000 and $14,000 per month, respectively, and expire on January 7, 2017.

Office Space Lease

Our current office space is leased by a related party, who bears the liability of the contract, however we are subleasing the entire space, and our rental fees are based on the total amount of the original contract. The current lease rates are $2,495.00 per month though the end of 2016.

Lab Space Acquired

On January 29, 2016, the Company acquired a lab space for our R&D projects and robotic technology. Currently, the project manager is renovating the lab space suitable to our Molecular Biology research. It is expected that this lab space will be available for us to move in during the first week of June 2016. The new lab space is located at 6860 N. Broadway, Suite B in Denver, CO 80221.

Note 9 – Subsequent events

In late September 2016, the Company expects to finalize and enter into an exclusive License Agreement with Galtheron Molecular Solutions. GeneThera will license Galtheron to commercialize diagnostic and vaccine technologies in Europe and the Middle East. Further details will be forthcoming. This has been delayed until the renovations of the laboratory is completed. Galtheron expects for this to be completed in the last half of the 2016-year end.

On April 5, 2016, the Company entered into a Subordinated Convertible Promissory Note for $30,000 from an unrelated entity, bearing an 8% interest rate per annum until paid. The note is convertible at $0.05 per share.

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

We have not generated significant operating revenue as of March 31, 2016. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2015.  For the three months ended March 31, 2016 and twelve months ended December 31, 2015, our operating losses were $329,461 and $1,085,471, respectively.  Our current liabilities exceeded current assets by $6,866,007 and $6,647,596 as of March 31, 2016 and December 31, 2015, respectively.

For the three months ended March 31, 2016, our operating losses were $329,461.  The increase in 2016 is directly attributable higher outstanding convertible debt and the related interest charges.

Although, we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 9 months, in order to have the capability of achieving our business plan, we believe that we will require at least $10,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities.  At this time, we have commitments for additional capital funds. This amount may exceed an additional $6,500,000 depending on cost involved in the further development and commercialization of our products.  In such event, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

Over the next 9 months, we expect significant purchases and/or sales of plant or equipment and significant changes in the number of our employees for any off-balance sheet arrangements that will have current and future effect on our financial condition.

We also expect to spend a significant amount of our capital on research and development activities for commercialization relating to development and vaccine design/development.  When we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by GeneThera.  To date, we have introduced our diagnostic solution for Chronic Wasting Disease (CWD) and Mad Cow Disease on a very limited basis.  We anticipate that significant funds will be spent on research and development throughout the life of the Company, as this is the source for new products to be introduced to the market.  Our plan is to seek new innovations in the robotic biotechnology field.  We may be successful in developing or validating any new assays and, when we are successful in developing and validating any such assays, we may be able to successfully commercialize them or earn profits from sales of those assays.  Furthermore, we may be able to design, develop, or successfully commercialize vaccines as a result of our research and development efforts.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable, including interest, to our CEO and shareholder amounting to $664,780 and $660,869 as of March 31, 2016 and December 31, 2015, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41% per year. During the three months ended March 31, 2016 and 2015, the Company has recorded interest expense on this loan in the amount of $3,911 and $3,888, respectively.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  On August 20, 2015, Ms. Michelle Torres Colón was promoted to be the new managing director with a 34% ownership and/or interest. Ms. Tannya Irizarry is a board member and has a 33% ownership and/or interest. Ms. Daisy Garcia is the assistant managing director with a 25% ownership and/or interest. Ms. Krystle Rundle is a board member and has 8% ownership and/or interest.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations. The following are being evaluated for any potential impact:

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

 In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this Update simplify the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This Update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating this Update.

EMPLOYEES

As of March 31, 2016, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2017.  In consideration for his services, Dr. Milici will receive a base salary of $216,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2017.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $168,000 per annum.  The above salaries have been accrued to be partially paid in common stock shares from the Company. There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

We did not generate any revenue for the three months ended March 31, 2016 and 2015.

We had total operating expenses of $329,461 for the three months ended March 31, 2016, compared to total operating expenses of $356,463 for the three months ended March 31, 2015, a decrease of $27,002 from the prior period. The decrease was largely due to lower general and administrative expenses, which decreased by $88,050 over the prior period.

We had a net loss of $329,461 for the three months ended March 31, 2016, compared to a net loss of $356,463 for the three months ended March 31, 2015, a decrease of $27,002 from the prior period.

 LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of March 31, 2016 of $133,188, which included cash of $-0-, receivables from related parties of $22,569, and Investment in Galtheron Molecular of $110,620.

We had total liabilities of $6,888,576 as of March 31, 2016, which included $1,206,710 of accounts payable, $3,366,896 of accrued liabilities, and $1,989,043 of notes and loans payable.

We had negative working capital of $6,866,007 and an accumulated deficit of $25,364,428 as of March 31, 2016.

During October 2015, the Company issued Subordinated Convertible Promissory notes in the aggregate amount of $30,960.

On January 29, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $20,000.

On January 29, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $10,000.

It is estimated that we will require outside capital for the remainder of 2016 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. The Company is still in discussions with one or two groups to obtain financing through equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Insufficient accounting resources. Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.  Accordingly, we determined as of March 31, 2016, that the insufficient accounting resources are part of the material weaknesses as stated above.

US GAAP knowledge. Management has engaged an external consultant to counter the internal lack of US GAAP knowledge. Nonetheless, internally there is a lack of internal US GAAP knowledge, therefore, the work of the external consultant does not entirely compensate for this internal deficiency. Accordingly, we determined as of March 31, 2016, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2016, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework  issued by the COSO. The Company intends to remedy its material weaknesses by:

—	engaging a new accounting consultant that has a working knowledge of GAAP accounting

This interim quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2016, management has implemented a variety of internal controls procedure and financial reporting oversight.  This has enabled the company to perform an assessment of the effectiveness of our internal control over financial reporting.  This assessment did identify material weaknesses; which management intends to remedy.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Unless otherwise noted, these judgements are accrued in accounts payable.

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

In June 2009, James Tufts filed a complaint at the Small Claims Court in Jefferson County CO in the amount of $4,000 plus expenses from a London trip. The Company has not satisfied the judgment. This balance is in notes payable.

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

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. We were deceived into thinking the owner could sell this property to the Company. The mediator, a retired judge, concluded we were indeed deceived by the owner. Therefore, the settlement was agreed upon by both parties. This balance is in its own account line.

Item 1A.

Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on May 13, 2016 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2015, the Company issued 500,000 restricted shares to High Point Communication for them to be our new Investor Relations entity. Another 500,000 restricted shares, according to their consulting agreement, would be issued contingency upon the completion of their consulting task.  The task was not completed to the CEO’s satisfaction. No additional restricted shares will be issued; and the 500,000 restricted stock certificate will not have the legend removed.

During the three months ended March 31, 2016, the Company issued 1,572,450 shares of common stock valued at $77,050 in exchange for services and property:

•

918,368 shares valued at $45,000 to an officer for services; and

•

654,082 shares valued at $32,050 to two vendors for consulting services.

As of March 31, 2016, an additional 1,783,332 shares valued at $53,572 were yet to be issued pursuant to convertible notes payable that were converted.

Item 3.

Defaults upon Senior Securities

None.

Item 4:

 Mine Safety Disclosures

Not applicable.

Item 5:

Other Information

On April 18, 2013, the Company, in error, issued restricted stock in lieu of cash invested during a binding Escrow Agreement, which was defaulted by Gold X Change, Inc. The issuance of restricted stock was cancelled as per the escrow agreement terms.

The Company finally had their lab renovations completed on May 1, 2016. The Company is required to secure a general liability insurance coverage before moving into the new lab space. The Company is awaiting for several insurance entities to give their quotes for the Board of Directors’ approval.

Item 6:

Exhibits

Exhibit

Description of Exhibit

Number

31.1*

Certificate of the Chief Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

31.2*

Certificate of the Chief Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on

May 20, 2016.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	5/20/2016
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	5/20/2016
Tannya L Irizarry