Form 10-Q
period 2016-06-30
GENETHERA INC
filed 2016-08-22
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes ☐    No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:  40, 064, 983 shares of common stock issued and outstanding as of August 22, 2016.

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

TABLE OF CONTENTS

Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015

Notes to (Unaudited) Condensed Consolidated Financial Statements

GeneThera, Inc. - Consolidated Balance Sheets

	June 30, 2016
ASSETS	(unaudited)	December 31, 2015
Receivable-related party	$54,591	$22,492
Total current assets	54,591	22,492
Property and equipment
Office and laboratory equipment and leasehold improvements	784,330	784,330
Construction in process	0	13,000
Less: Accumulated depreciation	(784,330)	(784,330)
Total property and equipment, net	0	13,000
Investment in Galtheron Molecular, at cost	110,620	110,620
TOTAL ASSETS	$165,211	$146,111

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank Overdraft	$719	$33
Accounts payable	968,821	925,652
Accounts payable-related party	281,087	268,282
Accrued expenses	3,473,584	3,216,564
Settlement payable	325,885	325,885
Notes payable	10,800	10,800
Convertible notes payable, net of discount	1,353,328	1,262,002
Loan from shareholder	668,691	660,869
Total liabilities	7,082,916	6,670,087

Commitments and Contingincies	-	-

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of June 30, 2016 and December 31, 2015, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 15,410,000 shares issued and outstanding
as of June 30, 2016 and December 31, 2015, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 40,064,983 and 36,610,636 shares issued and
outstanding as of June 30, 2016 and December 31, 2015, respectively	40,065	36,612
Common stock to be issued	53,572	53,572
Additional paid-in capital	18,561,342	18,405,246
Accumulated deficit	(25,588,098)	(25,034,820)
Total stockholders' deficit of Genethera, Inc.	(6,917,705)	(6,523,976)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$165,211	$146,111

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Operations

	3 Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
General and administrative expenses	95,353	51,450	$170,109	$214,256
Payroll expenses	96,000	96,000	282,000	282,000
Depreciation	-	80	0	160

Total operating expenses	191,353	147,530	452,109	496,416

Loss from operations	(191,353)	(147,530)	(452,109)	(496,416)

Other expenses
Interest expense	(32,464)	(10,321)	(88,168)	(17,898)
Loss on disposal of asset	-	-	(13,000)	-
Total other expense	(32,464)	(10,321)	(101,168)	(17,898)
Net loss before income taxes	(223,817)	(157,851)	(553,277)	(514,314)
Provision for income taxes	-	-	-	-

Net loss	(223,817)	(157,851)	$(553,277)	$(514,314)

Loss per common share - Basic and diluted	(0.01)	(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	38,183,086	37,410,636	36,610,636	37,396,811

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows
	For the Six Months Ended
	June 30,
	2016		2015
	(unaudited)		(unaudited)
Cash flows from operating activities
Net loss	$(553,277)		$(514,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	45,000		55,000
Amortization of discount on debt	60,325
Depreciation and amortization	-		160
Shares issued for services	77,050		-
Loss on abandonment	13,000		-
Changes in operating assets and liabilities:
Accounts receivable - related parties	(32,099)		(146,641)
Accounts payable and accrued expenses - related parties	7,822		263,776
Accounts payable and accrued expenses	267,993		188,618

Net cash used in operating activities	(114,186)		(153,401)

Cash flows from investing activities
Investment in Galtheron Molecular Solutions	-		(110,620)
Net cash used in investing activities	-		(110,620)

Cash flows from financing activities
Bank overdraft	686
Net advance from related parties	113,500		264,958
Net cash provided by financing activities	114,186		264,958

Net effect of exchange rates change	-		-

Net decrease in cash	(0)		937
Cash at the beginning of the year	-		94
Cash at the end of the year	(0)		1,031

Supplemental disclosures of cash flow information:	-
Cash paid for interest	$ -	$	$ -
Cash paid for income taxes	$ -	$	$ -

Non-cash investing and financing transactions:
Equipment purchased by third party	$-		$5,739
Property acquired in exchange for common stock	$-		$26,000
Conversion of convertible notes payable to common stock	$(40,000)		$69,026
Convertible note proceeds received by related party	$113,500		$256,000
	-		-

See accompanying notes to unaudited consolidated financial statements.

GENETHERA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2016 and 2015

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

The accompanying unaudited interim consolidated financial statements of GeneThera have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2015, as reported in Form 10-K, have been omitted, including summaries of the Company’s significant accounting policies.

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There were no revenues during the years ended December 31, 2015 or the six months ended June 30, 2016.

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

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $25,588,098 and negative working capital of $7,028,324 as of June 30, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

As of December 31, 2015, the Company had construction in progress in the amount of $13,000 related to renovation of its lab space, and had not completed the work as of that date. In March 2016, we abandoned this construction in process since we sub-leased a different lab space (Note 8).

Note 4 – Related party transactions

The Company has an outstanding loan payable, including interest, to our CEO and shareholder amounting to $668,691 and $660,869 as of June 30, 2016 and December 31, 2015, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41% per year. During the six months ended June 30, 2016 and 2015, the Company has recorded interest expense on this loan in the amount of $7,822 and $7,776, respectively.

As of June 30, 2016, the Company has the following outstanding liabilities due to related parties:

	June 30, 2016	December 31, 2015
Setna Holdings LLC	$158,511	$150,705
Kalos, Holdings	89,896	86,896
Tannya Irizarry	25,355	23,356
Elia Holdings, LLC	7,325	7,325
	$281,087	$268,282

The Company has amounts receivable from separate related parties of $54,591 and $22,492 as of June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016 and 2015, the Company issued $113,500 and $256,000, respectively, of convertible promissory notes (see Note 6). The proceeds from these notes were managed by a subsidiary of Setna Holdings, a related party, in exchange for a handling fees of ten percent of the gross proceeds, which are reflected in General and Administrative expenses. Total fee as of June 30, 2016 and 2015 were $11,350 and $25,600, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
Accrued officer salaries (see below)	$3,180,904	$2,943,904
Accrued interest	51,302	31,282
Other	241,378	241,378
	$3,473,584	$3,216,564

Under the terms of the employment agreements between the Company and its CEO and CFO, which run through January 2017, compensation is accrued at a combined rate of $32,000 per month. No cash compensation was paid to the officers in 2016 or 2015; salaries totaling $237,000 and $384,000 were added to accrued liabilities in both 2016 and 2015, respectively. In addition, we issued our CFO, $45,000 worth of our restricted common stock, and accrued stock based compensation worth $45,000 to our President.

Note 6 – Convertible notes payable

During the six months ended June 30, 2016, the Company issued Subordinated Convertible Promissory notes in the aggregate amount of $83,500. In total during six months ended June 30, 2016, eight new convertible notes were issued which accrue 8% per annum, and are convertible between $0.020 and $0.050. The Company recognized a discount on debt of $41,500, which will be amortized over the next 6 months and will be charged to interest. The Company amortized $38,619 from the discount balance as of December 31, 2015, and $21,706 from the June 30, 2016 balance totaling $60,325 in interest expense, leaving a remaining balance as of June 30, 2016 of $20,794. As of June 30, 2016, Outstanding Convertible notes were convertible into 18,817,000 shares of common stock.

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

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 40,064,983 and 36,610,636 shares as of June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016, the Company issued 1,572,450 shares of common stock valued at $77,050 in exchange for services and property:

•

918,368 shares valued at $45,000 to an officer for services; and

•

654,082 shares valued at $32,050 to two vendors for consulting services.

•

During the six months ended June 30, 2016, the Company had Convertible Notes Payable that were converted into Common Stock:

•

1,881,897 shares of common stock were issued for converted notes totaling $40,000

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

On July 15, 2016, the Company entered into a Subordinated Convertible Promissory Note for $11,000 from an unrelated entity, bearing an 8% interest rate per annum until paid. The note is convertible at $0.01 per share.

On August 5, 2016, the Company entered into a Subordinated Convertible Promissory Note for $5,000 from an unrelated entity, bearing an 8% interest rate per annum until paid. The note is convertible at $0.03 per share.

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

We have not generated significant operating revenue as of June 30, 2016. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of June 30, 2016 and December 31, 2015.  For the six months ended June 30, 2016 and twelve months ended December 31, 2015, our operating losses were $553,277 and $1,085,471, respectively.  Our current liabilities exceeded current assets by $7,028,324 and $6,647,596 as of June 30, 2016 and December 31, 2015, respectively.

For the six months ended June 30, 2016, our operating losses were $553,277.  The increase in 2016 is directly attributable higher outstanding convertible debt and the related interest charges.

Although, we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 9 months, in order to have the capability of achieving our business plan, we believe that we will require at least $10,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities.  In such events, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable, including interest, to our CEO and shareholder amounting to $668,691 and $660,869 as of June 30, 2016 and December 31, 2015, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41% per year. During the six months ended June 30, 2016 and 2015, the Company has recorded interest expense on this loan in the amount of $7,822 and $7,776, respectively.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  On August 20, 2015, Ms. Michelle Torres Colón was promoted to be the new managing director with a 34% ownership and/or interest. Ms. Tannya Irizarry is a board member and has a 33% ownership and/or interest. Ms. Daisy Garcia is the assistant managing director with a 33% ownership and/or interest. Ms. Krystle Rundle is no longer a board member.

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

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

EMPLOYEES

As of June 30, 2016, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2017.  In consideration for his services, Dr. Milici will receive a base salary of $216,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2017.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $168,000 per annum.  The above salaries have been accrued to be partially paid in common stock shares from the Company. There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2016, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

We did not generate any revenue for the three months ended June 30, 2016 and 2015.

We had total operating expenses of $191,353 for the three months ended June 30, 2016, compared to total operating expenses of $147,530 for the three months ended June 30, 2015, a increase of $43,823 from the prior period. The increase was largely due to higher general and administrative expenses, which increased by $43,903 over the prior period.

We had a net loss of $223,817 for the three months ended June 30, 2016, compared to a net loss of $157,851 for the three months ended June 30, 2015, an increase of $65,966 from the prior period.

FOR THE SIX MONTHS ENDED JUNE 30, 2016, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

We did not generate any revenue for the six months ended June 30, 2016 and 2015.

We had total operating expenses of $452,109 for the six months ended June 30, 2016, compared to total operating expenses of $496,416 for the six months ended June 30, 2015, a decrease of $44,307 from the prior period. The decrease was largely due to lower general and administrative expenses, which decreased by $44,147 over the prior period.

We had a net loss of $553,277 for the six months ended June 30, 2016, compared to a net loss of $514,314 for the six months ended June 30, 2015, an increase of $38,963 from the prior period.

 LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of June 30, 2016 of $165,211, which included cash of $-0-, receivables from related parties of $54,591, and Investment in Galtheron Molecular of $110,620.

We had total liabilities of $7,082,916 as of June 30, 2016, which included $1,249,908 of accounts payable, $3,473,584 of accrued liabilities, and $2,022,019 of notes and loans payable.

We had negative working capital of $7,028,324 and an accumulated deficit of $25,588,098 as of June 30, 2016.

During October 2015, the Company issued Subordinated Convertible Promissory notes in the aggregate amount of $30,960.

On January 29, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $20,000.

On January 29, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $10,000.

On April 4, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $30,000.

On May 20, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $10,000.

On June 1, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $10,000.

On June 1, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $1,500.

On July 15, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $11,000.

On August 5, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $5,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Insufficient accounting resources. Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.  Accordingly, we determined as of June30, 2016, that the insufficient accounting resources are part of the material weaknesses as stated above.

US GAAP knowledge. Management has engaged an external consultant to counter the internal lack of US GAAP knowledge. Nonetheless, internally there is a lack of internal US GAAP knowledge, therefore, the work of the external consultant does not entirely compensate for this internal deficiency. Accordingly, we determined as of June 30, 2016, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2016, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework  issued by the COSO. The Company intends to remedy its material weaknesses by:

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2016, management has implemented a variety of internal controls procedure and financial reporting oversight.  This has enabled the company to perform an assessment of the effectiveness of our internal control over financial reporting.  This assessment did identify material weaknesses; which management intends to remedy.

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

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company has not been able to complete the settlement at the present time. We will approach Litchfield with another settlement agreement, as soon as we are able to complete it.

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

During October 2015, the Company issued Subordinated Convertible Promissory Notes in the aggregate amount of $30,960.

On January 29, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $20,000.

On January 30, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $10,000.

On April 4, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $30,000.

On May 20, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $10,000.

On June 1, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $10,000.

On June 1, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $1,500.

On June 30, 2016, The Company issued 1,881,897 shares of common stock for payment of converted notes payable totaling $40,000.

On July 15, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $11,000.

On August 5, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $5,000.

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

Certificate of the Chief Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

31.2*

Certificate of the Chief Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on

August 22, 2016.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	8/22/2016
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	8/22/2016
Tannya L Irizarry