Form 10-Q/A
period 2016-06-30
GENETHERA INC
filed 2016-08-23
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NUMBER 1

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

Explanatory Note

The purpose of Amendment No. 1 on Form 10–Q/A1 to the Company’s quarterly report on Form 10–Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 22, 2016 (the “Form 10–Q”), is correct footnote No. 7 of Part I – Financial information for the three and six-month period ended June 30, 2016. A bullet point item from these documents had been inadvertently excluded in the final version of the original Form 10-Q. The numbers presented in our Financial Statements remain unchanged.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q and does not reflect events that may have occurred subsequent to the original filing date. This Amended Report restates only those portions of the Original 10-Q affected by the above noted changes. This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

During the six months ended June 30, 2016, the Company issued 1,572,450 shares of common stock valued at $77,050 in exchange for services and property:

?

918,368 shares valued at $45,000 to an officer for services; and

?

654,082 shares valued at $32,050 to two vendors for consulting services.

During the six months ended June 30, 2016, the Company had Convertible Notes Payable that were converted into Common Stock:

?

1,881,897 shares of common stock were issued for converted notes totaling $40,000

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