Form 10-Q
period 2016-09-30
GENETHERA INC
filed 2018-03-28
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

6860 N. Broadway Denver, CO

80221

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s telephone number, including area code:

(303) 955-0190

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                      Common Stock, $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.       Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐    No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date:  40, 064, 983 shares of common stock issued and outstanding as of March 23, 2018.

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

TABLE OF CONTENTS

Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015

Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2016 and 2015

Consolidated Statements of Cash Flows (Unaudited) for the three and nine months ended September 30, 2016 and 2015

Notes to (Unaudited) Consolidated Financial Statements

GeneThera, Inc. - Consolidated Balance Sheets

	September 30, 2016
ASSETS	(unaudited)	December 31, 2015
Current assets
Cash	$-	$-
Receivable-related party	57,095	22,492
Total current assets	57,095	22,492
Property and equipment
Office and laboratory equipment and leasehold improvements	784,430	784,330
Construction in process	0	13,000
Less: Accumulated depreciation	(784,330)	(784,330)
Total property and equipment, net	100	13,000
Investment in Galtheron Molecular, at cost	0	110,620
TOTAL ASSETS	$57,195	$146,111

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank Overdraft	$719	$33
Accounts payable	968,933	925,652
Accounts payable-related party	294,765	268,282
Accrued expenses	3,580,517	3,216,564
Settlement payable	325,885	325,885
Notes payable	10,800	10,800
Convertible notes payable, net of discount	1,352,312	1,262,002
Loan from shareholder	672,602	660,869
Total liabilities	7,206,534	6,670,087

Commitments and Contingencies	-	-

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of September 30, 2016 and December 31, 2015, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 15,410,000 shares issued and outstanding
as of September 30, 2016 and December 31, 2015, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 40,064,983 and 36,610,636 shares issued and	40,065	36,612
outstanding as of September 30, 2016 and December 31, 2015, respectively
Common stock to be issued	53,572	53,572
Additional paid-in capital	18,583,242	18,405,246
Accumulated deficit	(25,841,632)	(25,034,820)
Total stockholders' deficit of Genethera, Inc.	(7,149,339)	(6,523,976)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$57,195	$146,111

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2016	2015	2016	2015

Expenses
General and administrative expenses	27,352	107,282	197,461	321,538
Payroll expenses	96,000	96,000	378,000	378,000
Depreciation	-	80	0	240

Total operating expenses	123,352	203,362	575,461	699,778
Loss from operations	(123,352)	(203,362)	(575,461)	(699,778)

Other expenses
Interest expense	(19,563)	(100,645)	(107,731)	(118,543)
Loss on write of Investment	(110,620)		(110,620)
Loss on disposal of asset	-	-	(13,000)	-
Total other expense	(130,183)	(100,645)	(231,351)	(118,543)
Net loss before income taxes			(806,812)	(818,321)
Provision for income taxes	-	-	-	-

Net loss	(253,535)	(304,007)	(806,812)	(818,321)

Loss per common share - Basic and diluted	(0.01)	(0.01)	(0.02)	(0.02)

Weighted average common shares outstanding -
Basic and diluted	38,183,086	37,067,158	36,610,636	36,540,643

See accompanying notes to unaudited consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows (unaudited)
	For the Nine Months Ended
	September 30,
	2016		2015
	(unaudited)		(unaudited)
Cash flows from operating activities
Net loss	$(806,812)		$(818,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	45,000		480,944
Amortization of discount on debt	85,220
Depreciation and amortization	-		240
Shares issued for services	32,050		-
Loss on abandonment	13,000		-
Loss on Investment	110,620
Changes in operating assets and liabilities:
Accounts receivable - related parties	(34,603)		(260,672)
Accounts payable and accrued expenses - related parties	36,814		11,687
Accounts payable and accrued expenses	407,242		(435,483)

Net cash used in operating activities	(111,468)		(1,021,605)

Cash flows from investing activities
Investment in Galtheron Molecular Solutions	(100)		(110,620)
Net cash used in investing activities	(100)		(110,620)

Cash flows from financing activities
Bank overdraft	686		-
Proceeds from convertible debt financing	-		110,000
Net advance from related parties	110,882		1,022,303
Net cash provided by financing activities	111,568		1,132,303

Net decrease in cash	-		78
Cash at the beginning of the year	-		94
Cash at the end of the year	-		172

Supplemental disclosures of cash flow information:	-
Cash paid for interest	$ -	$	$ -
Cash paid for income taxes	$ -	$	$ -

Non-cash investing and financing transactions:
Equipment purchased by third party	$-		$3,238
Property acquired in exchange for common stock	$-		$-
Conversion of convertible notes payable to common stock	$(40,000)		$-
Convertible note proceeds received by related party	$108,500		$-
	-		-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2016 and 2015

Note 1 – Organization and nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. (a Nevada Corporation) and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company). GeneThera is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms. The Company has not commenced sales, as yet, but only participates in research and development of its products, and is solely dependent on outside financing.

The accompanying unaudited interim consolidated financial statements of GeneThera have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending December 31, 2015, as reported in Form 10-K, have been omitted, including summaries of the Company’s significant accounting policies.

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

Revenue recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There were no revenues during the years ended December 31, 2015 or the nine months ended September 30, 2016.

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $25,841,632 and negative working capital of $7,149,439 as of September 30, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 4 – Related party transactions

The Company has an outstanding loan payable, including interest, to our CEO and shareholder amounting to $672,602 and $660,869 as of September 30, 2016 and December 31, 2015, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41% per year. During the nine months ended September 30, 2016 and 2015, the Company has recorded interest expense on this loan in the amount of $11,734 and $11,687 respectively.

As of September 30, 2016, the Company has the following outstanding liabilities due to related parties:

	September 30, 2016	December 31, 2015
Setna Holdings LLC	$262,085	$150,705
Kalos, Holdings	0	86,896
Tannya Irizarry	25,355	23,356
Elia Holdings, LLC	7,325	7,325
	$294,765	$268,282

The Company has amounts receivable from separate related parties of $27,093 and $22,492 as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016 and 2015, the Company issued $108,500 and $366,000, respectively, of convertible promissory notes (see Note 6). The proceeds from these notes were managed by a subsidiary of Setna Holdings, a related party, in exchange for a handling fees of ten percent of the gross proceeds, which are reflected in General and Administrative expenses. Total fee as of September 30, 2016 and 2015 were $10,850 and $25,600, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Accrued officer salaries (see below)	$3,276,904	$2,943,904
Accrued interest	62,235	31,282
Other	241,378	241,378
	$3,580,517	$3,216,564

Under the terms of the employment agreements between the Company and its CEO and CFO, which run through January 2022, compensation is accrued at a combined rate of $32,000 per month. No cash compensation was paid to the officers in 2016 or 2015; salaries totaling $237,000 and $384,000 were added to accrued liabilities in both 2016 and 2015, respectively. In addition, we issued our CFO, $45,000 worth of our restricted common stock, and accrued stock based compensation worth $45,000 to our President.

Note 6 – Convertible notes payable

During the nine months ended September 30, 2016, the Company issued Subordinated Convertible Promissory notes in the aggregate amount of $108,500. In total during nine months ended September 30, 2016, eleven new convertible notes were issued which accrue 8% per annum, and are convertible between $0.010 and $0.050. The Company recognized a discount on debt of $64,400, which will be amortized over the next 6 months and will be charged to interest. The Company amortized $38,619 from the discount balance as of December 31, 2015, and $46,601 from the September 30, 2016 balance totaling $85,220 in interest expense, leaving a remaining balance as of September 30, 2016 of $16,692. As of September 30, 2016, Outstanding Convertible notes were convertible into 18,817,000 shares of common stock.

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

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 40,064,983 and 36,610,636 shares as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016, the Company issued 1,572,450 shares of common stock valued at $77,050 in exchange for services and property:

?

918,368 shares valued at $45,000 to an officer for services; and

?

654,082 shares valued at $32,050 to two vendors for consulting services.

During the nine months ended September 30, 2016, the Company had Convertible Notes Payable that were converted into Common Stock:

?

1,881,897 shares of common stock were issued for converted notes totaling $40,000

Note 8 – Commitments

Employment Agreements

In 2012, the Company entered into five-year employment agreements with Chief Executive and Scientific Officer and its Chief Administrative and Financial Officer. The agreements provide for compensation of $18,000 and $14,000 per month, respectively, and expires on January 7, 2017.

Office Lab Space Lease

Our office space is leased by related party, who bears the liability of the contract, however we are subleasing the entire space, and our rental fees are based on the total amount of the original contract. The current lease rates are $2,495.00 per month though the end of 2016.

Note 9 – Subsequent events

In 2017, the Company entered into five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $21,500 and $17,333 per month, respectively, and expire on January 7, 2022.

On November 20, 2017, the Company entered into a Stock Purchase Agreement in the amount of $250,000 for Preferred A Stock, as the first payment based on the Letter of Intent, which was executed on November 30, 2017.

On November 30, 2017, the Company entered into a Non-Binding Letter of Intent for $5,000,000 from an unrelated entity. On December 13, 2017, the Stock Purchase Agreement was finalized with the $250,000 investment with the Company. The Milestones are as follows: The initial investment was provided at the Sign of The Letter of Intent in the amount of $250,000; the Second Milestone entails for the Company to Finalize Lease Agreement in collaboration with GTI Research, Inc. to a Fully Operational Level, Complete GeneThera Financial Statement for the Form 10-Q period ending September 30, 2016 and file it with the Securities Exchange Commission on or before March 31, 2018 in the amount of $300,000. The third Milestone must cover GeneThera’s Regain of Full Compliance with the SEC Financial Requirements in the amount of $1,200,000; the Fourth Milestone covers the Design Assembly and Validation of Advanced Robotic System in the amount of $1,500,000 and the Sixth Milestone entails to Enter into an Agreement with Government Organization and/or Private Company.

Our current office space is leased by a related party, who bears the liability of the contract, however we are subleasing the entire space, and our rental fees are based on the total amount of the original contract. The security deposit was $12,000.00. The commencement date is January 1, 2018. The term of the lease is for six (6) years and three (3) months and the termination date is March 31, 2024. The Base Rent is as follows: January 1, 2018 to March 31, 2018; the NNN is $2,377.03. April 1, 2018 through March 31, 2019; the monthly base rent plus NNN is $9,568.03. April 1, 2019 through March 31, 2020, the monthly base rent plus NNN is $10,367.03. April 1, 2020 through March 31, 2021, the monthly base rent plus NNN is $11,166.03. April 1, 2021 through March 31, 2022, the monthly base rent plus NNN is $11,965.03. April 1, 2022 through March 31, 2023, the monthly base rent plus NNN is $12,764.03. April 1, 2023 through March 31, 2024, the monthly base rent plus NNN is $13,563.03.

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

We have not generated significant operating revenue as of September 30, 2016. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2015.  For the nine months ended September 30, 2016 and twelve months ended December 31, 2015, our operating losses were $806,812 and $1,085,471, respectively.  Our current liabilities exceeded current assets by $7,149,439and $6,647,596 as of September 30, 2016 and December 31, 2015, respectively.

For the nine months ended September 30, 2016, our operating losses were $806,812.  The increase in 2016 is directly attributable higher outstanding convertible debt and the related interest charges.

Although, we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $20,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities.  In such events, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable, including interest, to our CEO and shareholder amounting to $668,691 and $660,869 as of September 30, 2016 and December 31, 2015, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41% per year. During the nine months ended September 30, 2016 and 2015, the Company has recorded interest expense on this loan in the amount of $11,734 and $11,664 respectively.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent.  On August 20, 2015, Ms. Michelle Torres Colón was promoted to be the new managing director with a 34% ownership and/or interest. Ms. Tannya Irizarry is a board member and has a 33% ownership and/or interest. As of April 18, 2016, Ms. Janice Ortega is the assistant managing director with a 33% ownership and/or interest. Ms. Krystle Rundle returned as a board member.

Setna Holdings, LLC and Kalos Holdings, LLC have been paying the Company’s debt during the 2016 period.

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

EMPLOYEES

As of September 30, 2016, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 7, 2022.  In consideration for his services, Dr. Milici will receive a base salary of $225, 000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 7, 2022.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum.  The above salaries have been accrued to be partially paid in common stock shares from the Company. There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

We did not generate any revenue for the three months ended September 30, 2016 and 2015.

We had total operating expenses of $123,352 for the three months ended September 30, 2016, compared to total operating expenses of $203,362 for the three months ended September 30, 2015, a decrease of $80,010 from the prior period. The decrease was largely due to higher general and administrative expenses, which decrease by $80,010 over the prior period.

We had a net loss of $253,535 for the three months ended September 30, 2016, compared to a net loss of $304,007 for the three months ended September 30, 2015, a decrease of $50,473 from the prior period.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

We did not generate any revenue for the nine months ended September 30, 2016 and 2015.

We had total operating expenses of $575,461 for the nine months ended September 30, 2016, compared to total operating expenses of $699,778 for the nine months ended September 30, 2015, a decrease of $124,317 from the prior period. The decrease was largely due to lower general and administrative expenses, which decreased by $124,317 over the prior period.

We had a net loss of $806,812 for the nine months ended September 30, 2016, compared to a net loss of $818,321 for the nine months ended September 30, 2015, a decrease of $11,511 from the prior period.

 LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of September 30, 2016 of $57,195, which included cash of $0, receivables from related parties of $57,095 and total property and equipment net $100.

We had total liabilities of $7,206,534 as of September 30, 2016, which included $1,264,417 of accounts payable, $3,580,517 of accrued liabilities, and $2,361,600 of notes and loans payable.

We had negative working capital of $7,149,439 and an accumulated deficit of $25,841,632 as of September 30, 2016.

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

On January 29, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $20,000.

On January 30, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $10,000.

On April 4, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $30,000.

On May 5, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $3,000.

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

On June 1, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $10,000.

On June 1, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $1,500.

On July 15, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $11,000.

On August 5, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $5,000.

On August 12, 2016, the Company issued a Subordinated Convertible Promissory Notes in the amount of $8, 000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, this assessment is to determine if there exist material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Our assessment of the effectiveness of our internal control over financial reporting identified certain material weaknesses, therefore management considers its internal control over financial reporting to not be effective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Insufficient accounting resources. Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.  Accordingly, we determined as of September 30, 2016, that the insufficient accounting resources are part of the material weaknesses as stated above.

US GAAP knowledge. Management has engaged an external consultant to counter the internal lack of US GAAP knowledge. Nonetheless, internally there is a lack of internal US GAAP knowledge, therefore, the work of the external consultant does not entirely compensate for this internal deficiency. Accordingly, we determined as of September 30, 2016, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2016, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework  issued by the COSO. The Company intends to remedy its material weaknesses by:

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

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2016, management has implemented a variety of internal controls procedure and financial reporting oversight.  This has enabled the company to perform an assessment of the effectiveness of our internal control over financial reporting.  This assessment did identify material weaknesses; which management intends to remedy.

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

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company has not been able to complete the settlement at the present time. We will approach Litchfield with another settlement agreement, as soon as we are able to complete it, this is currently accrued in the current liabilities.

Item 1A.

Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on May 13, 2016 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

As of March 23, 2018, the Company issued no securities.

Item 3.

Defaults upon Senior Securities

None.

Item 4:

 Mine Safety Disclosures

Not applicable.

Item 5:

Other Information

None.

Item 6:

Exhibits

Exhibit

Description of Exhibit

Number

31.1*

Certificate of the Chief Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

31.2*

Certificate of the Chief Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2018.

GeneThera, Inc.

By:   /s/ Antonio Milici

Antonio Milici, M.D., Ph.D.

President

(Principal Executive Officer)

By:    /s/ Tannya L. Irizarry

Tannya L. Irizarry

Chief Financial Officer (Interim)

(Principal Financial/Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Antonio Milici	President, Director	3/27/2018
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	3/27/2018
Tannya L Irizarry