Form 10-K
period 2016-12-31
GENETHERA INC
filed 2018-09-12
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:

000-27237

GeneThera, Inc.

(Exact name of registrant as Specified in its Charter)

              Nevada

65-0622463

(State or Other Jurisdiction of

(Internal Revenue Service

Incorporation or Organization)

Employer Identification Number)

6860 Broadway, Denver, CO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes☐  No☒

The issuer's revenues for the most recent fiscal year ended December 31, 2016 were $0.

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 40,064,983 shares of common stock issued and outstanding as of Sept 5, 2018.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: less than $2,000,000.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

Part I

Item 1. Business

Item 1A. Risk Factors

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Mine Safety Disclosures

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis or Plan of Operation

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

Our common stock currently trades on the OTC “Over-The-Counter” pink market under the symbol GTHR.  Our office is located at 6860 Broadway in Denver, CO 80221 and our telephone number is 303-955-0190. This is our new laboratory space and renovations have been completed.

For the fiscal year 2016, the Company had one subsidiary, GeneThera, Inc., a Colorado corporation. GeneThera no longer has holds on a commercial diagnostics laboratory in Mexico.

COMPANY PROFILE

GeneThera is a biotechnology company, dedicated to improving food safety by applying the latest molecular technologies to eradicate "cross-over"(zoonotic) diseases such as Johne's disease, Mad Cow Disease, Chronic Wasting Disease, and E.coli. Diseases of terrestrial, avian and aquatic life animals influence a number of economic and global security issues; food for an increasing world population, access to international trade, species conservation and protection of those endangered, and economic growth in developing and re-organizing nations. Because many animal disease agents are zoonotic (transmissible between humans and animals, causing infection in both species), their management and prevention are crucial to improving public health on a global scale.  The Company focuses on developing molecular diagnostic tests, therapeutics, and vaccines through robotic technology in the belief that better technologies and methodology need to be implemented to help control emerging diseases in animals and in humans, and believes that, if not, these diseases in animals will likely continue to cause serious and growing problems in terms of economics, human health and biodiversity.

GeneThera has developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  A Johne's disease (predominantly dairy cattle) diagnostics is in development. GeneThera intends to shift from a research and development organization into a product marketing and revenue generating entity.  The Company’s previous strategy that we had maintained from inception to July 2016 had been of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that with recent announcements the Company is positioned to move from a developmental stage to a product oriented stage company, depending on reliable funding.

GeneThera provides genetics-based diagnostic through robotic technology and is currently working on vaccine solutions to meet the growing demands of today's veterinary industry and tomorrow's healthcare industries. The Company is organized and operated both to continually apply its scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

The Company believes it will require significant additional funding in order to achieve its business plan.  Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $45,000,000 in additional funding.  There are no guarantees that the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can fully achieve the goals laid out in its business plan.

Johne’s Disease (Paratuberculosis)

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

•

Spread in herds can occur by fecal contamination, colostrum, milk, and trans placental.

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

BUSINESS MODEL

GeneThera has developed proprietary diagnostic assays through robotic technology for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. A paratuberculosis molecular robotic assay diagnostics is currently in development. GeneThera intends to shift from a research and development organization into a product marketing and revenue generating entity, depending on obtaining funding.  The Company’s historic operating strategy has been one of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that the Company is positioned to move from a developmental stage to a product oriented Stage Company once funding is secured.

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

GeneThera animal disease assay development business is based on its Integrated Technology Platform (ITP) that combines a proprietary diagnostic solution called Gene Expression System (GES) with PURIVAX, its system for analyzing large-scale recombinant DNA vaccine. The first part of this platform is the ongoing development of molecular diagnostic assays solutions via robotic technology while using real time Fluorogenic Polymerase Chain Reaction (F-PCR) technology to detect the presence of infectious disease from the blood of live animals.  The second part of the ITP is the development of therapeutic vaccines using RNA interference technology.  Interference RNA technology is a new technique that is based on the use of short RNA sequences complementary to a specific target gene. Once the RNA sequence binds to the gene, the gene is deactivated or “silenced” and no longer able to produce the specific protein. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today -- all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

To date, GeneThera has successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America.  The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003 as a marketing trial.  GeneThera has also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but which has been in Europe for many years.  The Field Collection Systems are available for purchase from the Company.  Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy (TSE).  Johne's disease is in the final stages of development.

The Company will need the approval of the USDA before the vaccines can be manufactured or sold.  The approval process for animal vaccines is time-consuming and expensive.  We anticipate that such approval, if it is obtained, may require more than $75 million and may require more than two years for each vaccine for which approval is sought.  Currently, we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all.  Failure to raise the necessary capital will likely cause us to curtail or cease operations.  In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

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

The vaccine development is in the “in vitro” or pre-clinical stage. ITP combines the following technologies: 1) gene expression system technology or “GES”; 2) viral DNA purification technology or PURIVAX technology; 3) genetically engineered Adenovirus (rAD) and recombinant Adeno Associate Virus (rAAV) systems (vectors). This integrated technology platform yields fast-track vaccine development.  Leveraging its ITP, GeneThera believes that it can develop a prototype vaccine within 18 months versus the current standard of 24 to 36.  We estimate that the cost to bring these vaccines to market is $7-10 million.  There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to comply with the government regulations involved in bringing such a product to market. The GES applied modular unit system utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using GES assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s).  We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

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

PURIVAX TECHNOLOGY

GeneThera has developed a large-scale process for highly purified and high viral titer (viral concentration) Adenovirus and AAV genetically engineered viruses.  This technology enables GeneThera to develop Adenovirus and AAV-based recombinant DNA vaccines for zoonotic pathogens.  GeneThera’s PURIVAX is a purification system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors.  PURIVAX is intended to completely eliminate toxic side effects associated with Adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines. Importantly, recombinant DNA (rDNA) vaccine technology represents a powerful tool for an innovative vaccine design process known as “genetic immunization.”

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

1.

Lack of large scale purification system; and

2. Low viral titer.

Traditional technologies and first generation chromatography processes are limited both in terms of purity and yield.  Due to the limitation of these purification technologies, adequate viral titers may not be achieved.  We believe that the result is that there is currently no efficient system to deliver immunogenic genetic sequences into cells.

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

DEVELOPMENTS TO DATE

HerdCheck

GeneThera has developed a molecular system for the detection of Mycobacteriun Avium Paratuberculosis(MAP) in milk of MAP infected dairy cows. Samples from milk obtaining from supermarket shelves were either “spiked’ with different concentrations of MAP or ‘naturally processed. The bacterial DNA was isolated using both, manual and robotic- based DNA extraction procedures and analyzed using The Real Time PCR technology. Using this methodology we can detect between two (2) and twenty (20) bacterial particles from 10 ml of milk. We believe that our test will be very useful for early detection of MAP both in milk samples and infected cows.

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

The Company believes that it owns common law proprietary rights with respect to its technology and intends to use its best efforts to protect such rights through confidentiality agreements.

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

GOVERNMENT REGULATION

Our unique approach to the testing for various animal diseases allows us to begin commercialization of its diagnostic tests without the need for a long and enduring approval process from the USDA. However, it is our intention not to seek, in the foreseeable future, any approval either from the USDA or the FDA for any of the products we develop both, diagnostic or therapeutic. It is our intention to perform any validation or clinical trials of our product abroad and primarily in Europe and Pacific Rim where our commercial operation will also be located. Our commercial laboratories will require a validation study to be performed to demonstrate the effectiveness of the system. Validation studies will be performed according to each country’s guidelines. We have submitted an application outlining a protocol for animal studies. It is expected that validation studies will be conducted in collaboration with each country’s government guidelines over the next 18-36 month period.

EMPLOYEES

As of December 31, 2016, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.

ITEM 1A: RISK FACTORS

We encounter various risks related to our business and our industry.  While the Company is optimistic about its long term prospects, the following risk factors should be considered in evaluating its outlook.

There is a substantial doubt about GeneThera’s ability to continue as an on-going concern.

GeneThera has had negligible revenues since inception, had a negative working capital deficit and an accumulated deficit of $25,813,740 and $25,034,820, respectively as of December 31, 2016 and 2015, and had a net loss of $778,920 for the year ended December 31, 2016. Because of these circumstances, GeneThera will require additional working capital to develop business operations. There is no assurance that GeneThera will reach a level of revenues adequate to generate sufficient cash flow from operations in the foreseeable future.  Additionally, there is no assurance that GeneThera will be able to obtain additional financing necessary to support GeneThera operating expense requirements. If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to curtail or cease the implementation of our business plan.

If a Loss of Key Personnel Will Occur This Event Could Adversely Affect the Company.

The Company depends to a large part on the efforts and continued employment of Antonio Milici, M.D., Ph.D., our President, Chairman and chief executive officer.  The loss of Dr. Milici will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Dr. Milici may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we may be unable to find a suitable replacement for Dr. Milici, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company has an employment agreement with Dr. Milici, which ends on January 7, 2022.

If the Company fails to attract and retain additional highly skilled personnel, operations will suffer.

Finding qualified personnel in the biotechnology industry is very challenging. Smaller biotechnology companies are always at a disadvantage because of its limited financial resources. The Company is in the process of hiring additional qualified scientific and engineering personnel in order to start escalating our scientific strength in R&D and commercial operations.

If the Company fails to attract significant additional capital, the Company may be unable to continue developing its products.

From the beginning of its operation, GeneThera has obtained limited funding to implement its business strategy. The Company believes it will require significant additional funding in order to achieve its business plan.  Over the next 12 months, in order to have the capability of achieving its business plan, the Company will require at least $45,000,000 in additional funding.  There are no guarantees that the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can fully achieve the goals laid out in its business plan. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to curtail or cease the implementation of our business plan.

Rapid growth may place significant demands on our resources.

We expect noteworthy expansion of our operations, funding permitting, moving forward. Our anticipated future growth will place a substantial demand on our managerial, operational and financial resources due to:

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

The Company has limited Government Regulatory Experience.

The Company has never successfully undertaken a clinical trial for animal testing. Our experience in this area is limited. The Company has never obtained regulatory approvals for any of its products.  As such, the Company may be unable to ever successfully undertake a clinical trial of its products, and may be forced to curtail or modify its current business plan.

The Company has a history of operating losses.

We have generated no revenues to date from our operations. Historically, we have had net operating losses each year since our inception. Additionally, even if we are able to commercialize our technology or any products, it is not certain that will result in revenues or profitability.

The Company will rely on third parties for sale, distribution and manufacturing.

We do not have any “in house” sale, distribution or manufacturing capabilities. The success of our operations will depend on the establishment and success of marketing relationships with sale, distribution and manufacturing entities.

The Company has a limited operating history on which investors may evaluate our operation and prospects for profitable operations.

If we continue to suffer losses, as we have in the past, investors may not receive any return on their investments. Our prospects must be consider speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. A substantial risk is involved in investing in the Company because we have fewer resources than established companies.

The Company depends on new and rapidly evolving technologies.

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

Over the last year, we have narrowed our potential product development to focus on the molecular testing of Johne’s disease.

Due to the increase cost of R&D and the very challenging economic environment, we have decided to concentrate our efforts in the development of a commercial platform for the diagnostic of Johne’s disease. As a result, the success of the Company depends entirely on being able to commercialize our product. If we are unable to achieve this goal, the Company’s operations could greatly suffer and any investment in the Company could be lost.

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

We require substantial additional resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or a collaborative partner, or both, finance research and development activities of our potential products. Accordingly, we are continuing to pursue additional sources of financing. Additional financing through strategic collaborations, public or private equity financing sources may not be available on accepted terms. Additionally, equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to cease operations or at a minimum delay, reduce the scope of or eliminate one or more of our programs or potential products – either of which could have a material adverse effect on our financial condition or business prospect.

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

We have a committed source of financing with FOGT, LLC, but an additional $40,000,000 is still needed. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, May further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

We currently have a sporadic, illiquid, volatile market for our common stock, and the market for our common stock may or may not remain sporadic, illiquid, and volatile in the future.

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

ITEM 2:

DESCRIPTION OF PROPERTY

During 2016 and 2017, we leased office space on a month-to-month basis.  Commencing in January 2018, GTI Research, Inc. (GTIR), our scientific robotic technology collaborator, leased for 78 months a 7,990 sf lab space on 6860 Broadway in Denver, Colorado 80221 and we leased space from GTIR on a month-to-month basis. There is no rent payment during January, February and March 2018; April through March 31, 2019, the monthly rent cost is $9.00 sf NNN; April 1, 2019 through March 31, 2020, the rent cost is $10.00 per sf NNN; April 1, 2021 through March 31, 2022, the rent cost is $11.00 sf NNN; April 1, 2022 through March 31, 2023, the rent cost is $13.00 sf NNN; April 1, 2023 through March 31, 2024, the rent cost is $14.00 sf NNN.  GTIR and GTHR sub-lease 750 square feet of office space for GTI Corporate Transfer Agents, LLC, a related party of GTHR, on a month-to-month basis in exchange for transfer agent services rendered to the Company.

ITEM 3:

LEGAL PROCEEDINGS

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

On August 17, 2010, Banc of America Leasing filed a Civil Judgment at the Oakland County District in Troy, Michigan in the amount of $24,183. The Company has not satisfied the judgment.

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

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock currently trades on the OTC Pink Market under the symbol “GTHR.” The following sets forth the rank of high and low bid quotations for the periods indicated. Such quotations reflect prices between dealers, without retail markup, markdown or commission, and may not represent actual transactions.

Year	Quarter	High	Low
2016	Fourth	$ 0.0189	$ 0.0033
	Third	0.035	0.006
	Second	0.05	0.015
	First	0.055	0.020
2015	Fourth	$ 0.06	$ 0.03
	Third	0.07	0.04
	Second	0.09	0.007
	First	0.08	0.015

HOLDERS

The number of record holders of the Company’s common stock, as of September 5, 2018, is approximately 253.

DIVIDENDS

The Company has not declared any dividends with respect to its common stock and does not intend to declare any dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty. There are no material restrictions limiting the Company’s ability to pay cash dividends on its common stock.

Securities Authorized for Issuance under Equity Compensation Plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

In November 2017, the Company authorized, but has not issued, 2500 shares of Series A Preferred Stock (convertible into 1 million shares of common stock) for $250,000.

In April 2018, the Company authorized, but has not issued, 3000 shares of Series A Preferred Stock (convertible into 1.5 million shares of common stock) for $300,000.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in to Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act and Regulation S under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent, that once dispensed the abovementioned stock, to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent will affix the appropriate legends. Each purchaser will continue to be given adequate access to sufficient information about us to make an informed investment decision. Except as described in this prospectus, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6:

SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s discussion and analysis of financial condition and results of operations, contain “forward-looking statements”.  These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements.  You should not unduly rely on these statements.  Forward-looking statements involve assumptions and describe our plans, strategies, and expectations.  You can generally identify a forward-looking statement by words such as “may,” “will,” “should,” “would,” “could,” “plans,” “goal,” “potential,” “expect,” “anticipate,” “estimate,” “believe,” “intent,” “project,” and similar words and variations thereof.  This report contains forward-looking statements that address, among other things,

* Our financing plans

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

You should read the following discussion of our results and plan of operation in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.  Statements that are not statements of historical or current objective fact are “forward-looking statements.”

OVERVIEW

We developed proprietary diagnostic assays for use in the agricultural and veterinary markets for the past 6 years.  Specific assays for Chronic Wasting Disease (CWD) (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E. coli (predominantly cattle) and Johne’s disease (predominantly cattle and bison) diagnostics are in preliminary development.  We are also working on vaccine solutions to meet the growing demands of today’s veterinary industry and tomorrow’s agriculture and healthcare industries.  The Company is organized and operated both to continually apply its scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

We have not generated significant operating revenue as of December 31, 2016.  Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements for 2016.  For 2016 and 2015, our operating losses were $778,920 and $1,085,471, respectively.  Our current liabilities exceeded current assets by $7,121,447 and $6,647,595 as of December 31, 2016 and 2015, respectively.

Although, we completed an equity financing with gross proceeds of approximately $1.1 million in 2005, we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $45,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities and prospective revenues generated by our commercial labs, once the renovations are completed.  At this time, we have commitments for additional capital funds.  This amount may exceed an additional $4,000,000 depending on cost involved in the further development and commercialization of our products.  In such event, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

For 2016, the Company has a net loss of $778,920 or net loss per share of $0.02, and $0 of revenue as compared with a net loss of $1,085, 471, or $0.03 per share, and revenue of $0 for 2015. Our Company, at this time, was only a Research and Development (R&D) Company in pursue of improving our technology for commercialization.

General and Administrative Expenses:  General and administrative expenses decreased to $206,067 for 2016 compared to $426,898 for 2015. Due to less rent, less professional fees and insurance fees.

Consulting Expenses:  Consulting expenses decreased to $0 for 2016 compared to $0 for 2015 due to lack of reliable funding not provided on a timely matter.

Depreciation and Amortization Expense:  Depreciation and amortization expenses decreased to $0 for 2016 compared to $0 for 2015. Our administrative and laboratory equipment stopped depreciation due to time of life.

LIQUIDITY AND CAPITAL RESOURCES

We had a cash balance of $175,153 as of December 31, 2017, a cash balance of $0 as of December 31, 2016, and a cash balance of $0 as of December 31, 2015.  Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations.  In November 2017, we entered into a letter of intent with FOGT LLC and memorialized this agreement in a Milestones Investment Agreement in March 2018, pursuant to which FOGT has agreed to invest and purchase up to $5 million of Series A Preferred Stock pending completion of certain milestones.  To date, FOGT has invested $550,000, will be issued 5,500 shares of Series A Preferred Stock, and has agreed to invest additional amounts as follows: (i) $1,200,000 upon the Company effecting all filings with the SEC as required pursuant to the Exchange Act; (ii) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (iii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity. We may be unable to satisfy these conditions negating any additional financing pursuant to this Milestones Agreement or any other financing on terms that are acceptable to us, if at all.

We will require significant additional funding in order to achieve our business plan. Specifically, we intend to spend significant funds on validating and testing our products, seeking necessary regulatory approvals and focusing on international expansion.  Over the next 12 month, in order to have the capability of achieving our business plan, we believe that we will require at least $40,000,000.  We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both.  We may not be able to secure the financing that we believe is necessary to implement our strategic objectives and, even if additional financing is secured, we may not achieve our strategic objectives.  As of the date of this Report, we do not have any firm commitments from any investors for any additional funding.

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

Failure to obtain capital to fund short-term and long-term needs will likely result in the curtailment of our operations or cessation of certain aspects of our business strategy.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations. On the footnotes, we have discussed the new ASU assertions.

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

28

ITEM 8:

FINANCIAL STATEMENT

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GeneThera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GeneThera, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant accumulated deficits and intends to fund operations through new financing which may be insufficient to fund its capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2015. Spokane, Washington
September 11, 2018

GeneThera, Inc. - Consolidated Balance Sheets

ASSETS	December 31, 2016	December 31, 2015
Current assets
Cash	$-	$-
Receivable-related party	$-	$22,492
Total current assets	0	22,492
Property and equipment
Office and laboratory equipment and leasehold improvements	729,859	784,330
Construction in process	0	13,000
Less: Accumulated depreciation	(729,859)	(784,330)
Total property and equipment, net	0	13,000
Investment in Galtheron Molecular, at cost	0	110,620
TOTAL ASSETS	$0	$146,111

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank Overdraft	$348	$33
Accounts payable	724,582	925,652
Accounts payable-related party	352,441	268,282
Accrued expenses	3,661,473	3,216,564
Settlement payable	325,885	325,885
Notes payable	10,800	10,800
Convertible notes payable, net of discount	1,369,121	1,262,002
Loan from shareholder	676,796	660,869
Total liabilities	7,121,447	6,670,087

Commitments and Contingencies

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares issued and outstanding
as of December 31, 2016 and December 31, 2015, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 15,410,000 and 15,410,000 shares issued and outstanding
as of December 31, 2016 and December 31, 2015, respectively	15,410	15,410
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 40,064,983 and 36,610,636 shares issued and	40,065	36612
outstanding as of December 31, 2016 and December 31, 2015, respectively
Common stock to be issued	53,572	53,572
Additional paid-in capital	18,583,242	18,405,246
Accumulated deficit	(25,813,740)	(25,034,820)
Total stockholders' deficit of Genethera, Inc.	(7,121,446)	(6,523,976)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$0	$146,111

See accompanying notes to consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015
	(unaudited)	(unaudited)
Expenses
General and administrative expenses	$206,067	$426,898
Payroll expenses	474,000	474,000
Depreciation	0	-

Total operating expenses	680,067	900,898
Loss from operations	(680,067)	(900,898)

Other expenses
Interest expense	(137,705)	(184,573)
Loss on write of Investment	(110,620)
Loss on disposal of asset	(13,000)	-
Loss on write off of related party receivable	(27,095)
Total other expense	(288,419)	(184,573)
Other Income
Gain on Extinguishment of Debt	189,567
Total other Income	189,567	-
Net loss before income taxes	(778,920)	(1,085,471)
Provision for income taxes	-	-

Net loss	$(778,920)	$(1,085,471)

Loss per common share - Basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	36,610,636	36,558,285

See accompanying notes to consolidated financial statements.

GENETHERA, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS DEFICIT

For the years ended December 31, 2016 and 2015

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Stock to	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be issued	Deficit

Balance at December 31, 2014	4,600	5	15,410,000	15,410	34,473,056	34,473	18,160,622	(23,949,350)	-	(5,738,840)

Shares issued for debt					515,133	515	14,939		53,572	69,026

Shares issued for services					1,122,447	1,122	53,878			55,000

Stock issued for construction services					1,300,000	1,300	24,700			26,000
Stock rescinded for non-performance of services					(1,300,000)	(1,300)	(24,700)			(26,000)
Stock issued for consulting services					500,000	500	24,500			25,000

Beneficial conversion of convertible debt							151,307			151,307

Net Loss								(1,085,471)		(1,085,471)

Balance at December 31, 2015	4,600	5	15,410,000	15,410	36,610,636	36,610	18,405,246	(25,034,821)	53,572	(6,523,977)

Shares issued for debt					1,881,897	1,882	38,118		-	40,000

Stock issued for consulting services					654,082	654	31,396			32,050

Stock issued for officer wages					918,368	918	44,082			45,000

Beneficial conversion of convertible debt							64,400			64,400

Net Loss								(778,920)		(778,920)

Balance at December 31, 2016	4,600	$ 5	15,410,000	$ 15,410	40,064,983	$ 40,065	$ 18,583,242	$ (25,813,741)	$ 53,572	$ (7,121,447)

See accompanying notes to consolidated financial statements.

GeneThera, Inc. - Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016		2015

Cash flows from operating activities
Net loss	$(778,920)		$(1,085,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	45,000		300,336
Amortization of discount on debt	102,030
Depreciation and amortization	-		-
Shares issued for services	32,050		-
Loss on abandonment	13,000		-
Loss on Investment	110,620
Changes in operating assets and liabilities:
Accounts receivable - related parties	22,492		(7,162)
Accounts payable and accrued expenses - related parties	41,008		598,517
Accounts payable and accrued expenses	243,473		6,465

Net cash used in operating activities	(169,247)		(187,315)

Cash flows from investing activities
Purchase of construction in process	-		(13,000)
Investment in Galtheron Molecular Solutions	-		(110,620)
Net cash used in investing activities	-		(123,620)

Cash flows from financing activities
Proceeds from issuance of stock	-		-
Bank overdraft	689		-
Proceeds from convertible debt financing	-
Net advance from related parties	168,558		310,841
Proceeds from convertible notes			-
Net cash provided by financing activities	169,247		310,841

Net effect of exchange rates change	-		-

Net decrease in cash	-		(94)
Cash at the beginning of the year	-		94
Cash at the end of the year	0		-

Supplemental disclosures of cash flow information:	-
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

Non-cash investing and financing transactions:
Equipment purchased by third party	$-	$
Property acquired in exchange for common stock	$-		$-
Conversion of convertible notes payable to common stock	$(40,000)		$53,573
Convertible note proceeds received by related party	$108,500		$417,960

See accompanying notes to consolidated financial statements

GENETHERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 1 – Organization, nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively “GeneThera” or the “Company”).  GeneThera has a long standing research collaboration with GTI Research. GTI Research is assisting GeneThera in managing the robotic technology project. Our CEO is also collaborating with this project in order for our research and development to finally become commercial in order to generate revenues.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company, it is a controlled subsidiary. Intercompany accounts are eliminated upon consolidation.

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

Revenue Recognition

Research and development contracts are on a pre-paid basis in order to reflect milestones during research investigation. Revenues are recognized when services are completed. There were no revenues during the years ended December 31, 2016 and 2015.

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

2017-09 Stock Compensation

2016-12 Revenue from contracts with customers

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $25,813,740 and negative working capital of $7,121,447 as of December 31, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued Expenses

The following is the breakdown of the Company’s accrued expenses as of December 31, 2016 and 2015:

	2016	2015
Accrued officer salaries	$ 3,574,419	$ 2,943,904
Accrued interest	71,205	31,282
Accrued expenses- other	15,849	241,378
Total accrued expenses	$ 3,661,473	$ 3,216,564

Note 4 – Related party transactions

The Company has an outstanding loan payable to Antonio Milici, its CEO and shareholder amounting to $676,796 as of December 31, 2016 and 2015, respectively. This outstanding loan to the Company is unsecured with a 2.41% interest bearing. The Company has an outstanding loan payable to Tannya Irizarry its COO and shareholder amounting to $90,356 as December 31,2016. This outstanding loan to the Company is unsecured.

The Company had a receivable from GTI in the amount of $27,094.82 in 2015 and $0 in 2016. The Company had a loss of $27,094.82 forgiving the receivable for GTI. The Company had a receivable from Kalos Holding in the amount of $14,026 in 2015 and $0 in 2016. The Company had a loss of $14,026 forgiving the receivable for Kalos Holdings.

The Company had payable for Elia Holdings in the amount of $625 in 2015 and was forgiving the payable in 2016. The Company had a gain of $625 in 2016.

The Company had payable for Setna Holdings in amount of $989,003 in 2015 and $262,085 in 2016.  The Company was forgiving the part of the payable in 2016 and had a gain of $76,378.

Note 5 – Extinguishment of Debt

The Company has written off (“Write-Off Accounts”) $314,596 from Accounts Payable for a gain on extinguishment of Debt.

Note 6 – Convertible notes payable

During fiscal 2016, the Company borrowed money from investors and issued convertible notes in the aggregate principal amount of $108,500 due on demand, bearing interest at an annual rate of 8%.  The notes are convertible into shares of Company common stock at a conversion price between $0.01 to $0.05 per share.

During fiscal 2015, the Company borrowed money from investors and issued convertible notes in the aggregate principal amount of $417,960 due on demand, bearing interest at an annual rate of 8%.  The notes are convertible into shares of Company common stock at a conversion price between $0.015 through $0.04 per share.

Note 7- Shareholders’ Equity

Convertible preferred stock rights

Preferred Stock (“Series A”) shall be convertible into common stock any time at the holder’s sole discretion at a fixed conversion stipulated by the parties.

NO Reissuance of Preferred Stock.  Any shares of Series A Preferred Stock acquired by the Corporation by reason of purchase, conversion or otherwise shall be cancelled, retired and eliminated from the shares of Series A Preferred Stock that the Corporation shall be authorized to issue. All such shares shall, upon their cancellation, become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock, subject to the conditions and restrictions on issuance set forth in the Articles of Incorporation or in any certificate of Determination creating a series of Preferred Stock or any similar stock or as otherwise required by law.

Preferred Stock (Series A) shall be convertible into common stock any time at the holder’s sole discretion at a ratio of 1:1 of common shares. Preferred A Stock are entitled to 5 common share votes per such preferred share. There are three (3) criteria for mandatory conversion: 1) IPO of a minimum of twenty million ($20,000,000); 2) Closing at more than $6.00 per share for twenty (20) days; and 3) as of March 31, 2014, all with the caveat that an effective registration be on file.

Preferred Stock (“Series B”) shall be convertible into ten common shares at any time and holders are entitled to 20 common share votes per such preferred share.

As of December 31, 2016, there were shares of Series A issued and 4,600 outstanding, convertible into shares of common stock. An additional 5,500 shares will be issued and 15,410,000 shares of Series B issued and outstanding, convertible into shares of common stock.

Common Stock

The Company has authorized 300,000,000 shares of of common stock, $.001 par value.

The Company had issued and outstanding 40,064,983 and 36,610,636 shares as of December 31, 2016 and 2015, respectively.

During the twelve months ended December 31, 2016, the Company issued 3,454,347 shares of common stock valued at $117,050 in exchange for services and property:

•

918,368 shares valued at $45,000 to an officer for services

•

654,082 shares valued at $32,050 to two vendors for consulting services

•

1,881,897 shares of common stock were issued for converted notes valued at $40,000

As of December 31, 2016 an additional 1,783,332 shares valued at $53,572 were yet to be issued pursuant to convertible notes payable that were converted.

Note 8 – Commitments and contingencies

Operating leases

No operating leases. The only entity with operating leases is GTI Research, Inc., our scientific robotic technology collaborator.

Employment Agreements

On January 8, 2012, the Company entered into an employment agreement with its chief executive officer and scientific officer for a five year term and providing for a compensation of $18,000 per month, which the salary was deferred due to lack of reliable funding.  The Company also entered into an employment agreement with its chief administrative and financial officer for a five year term and providing for a compensation of $14,000 per month, which was also deferred. On January 8, 2017, the Company entered into an employment agreement with its chief executive officer and scientific officer for a five year term and providing for a compensation of $18,750 per month. On the same date, the Company also entered into an employment agreement with its chief administrative and financial officer for a five year term and providing for a compensation of $17,333 per month. Both compensations continue to be on deferred salaries status and employment contracts expire on January 31, 2022.

Legal Contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and shareholders over various contracts and agreements.   Other than those outstanding judgments previously mentioned in this filing, and those disclosed, no other legal claims have been made or are known at this time.

Note 9 – Income Taxes

We are subject to taxation in the U.S. and the State of Colorado. The Company is not current on its tax filings and is subject to examination until those filings take place.

The Company has no current or deferred income tax liability due to its operating losses.

The Company has federal net operating loss carryforwards totaling $11,854,914 and 11,144,428 at December 31, 2016 and 2015, respectively. Subject to certain limitations (including limitations under Section 382 of the Internal Revenue Code), the carryforwards are available to offset future taxable income through 2035. The amount of change in the deferred tax asset and the related valuation allowance was approximately $191,486 during the year ending December 31, 2016, compared to approximately $313,326 in the year ending December 31,2015.

Estimated deferred tax assets totaled $4,092,036 and $3,900,550 at December 31, 2016 and 2015, respectively. A 100% valuation allowance has been recorded to offset the deferred tax assets, due to uncertainty of the Company’s ability to generate future taxable income, in the amount of $4,092,036, resulting in a net deferred tax asset of $0.

We have analyzed the filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax positions be recognized.

Note 10 – Subsequent Events

On February 13, 2017, the Company received a loan from Lance C. Elliott in the amount of $10,000. No Convertible Promissory Note was issued.

In November 2017, we entered into a letter of intent with FOGT LLC and memorialized this agreement in a Milestones Investment Agreement in March 2018, pursuant to which FOGT has agreed to invest and purchase $5 million of Series A Preferred Stock pending completion of certain milestones.  To date, FOGT has invested $550,000, was authorized 5,500 shares of Series A, and has agreed to invest additional amounts as follows: (i) $1,200,000 upon the Company effecting all filings with the SEC as required pursuant to the Exchange Act; (ii) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (iii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity.  FOGT is an affiliate of Fred Oeschger, a director.

On December 19, 2017, GTI Research, Inc., the Company’s collaborator with Robotic Technology, signed a six year lease agreement commencing on January 1, 2018. The lab space is located in Denver, Colorado. The space is approximately 7,990 square feet. The security deposit was $12,000. The monthly rent during the first year is $12,000. The first three months of this six year lease is no rent. However, the landlord requested for the Company to pay the triple net in the amount of $2,337. The lease expires on March 31, 2024.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:

CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The chief executive officer and the chief financial officer have concluded, based on their evaluation as of December 31, 2016 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).  Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in May of 2013. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)

Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process.  The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

As a result of the existence of these material weaknesses as of December 31, 2016, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework in May of 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Management’s Remediation Plans

We will look to increase our personnel resources as funds become available.  Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the lack of segregation of duties weakness.

ITEM 9B:

OTHER INFORMATION

On April 2, 2018 GeneThera’s Board of Directors terminated Bruce Winslett and Jorgen Frandsen appointment as Members of the Board of Directors. On the same day GeneThera BOD appointed Fred Oeschger and Jeremiah Bartley MD. to the Company’s Board of Directors. Mr. Oeschger is the President of a plumbing and heating oil company located in Vermont. He is also the Owner of a truck company delivering heating oil and diesel fuel in the Northeast United States. Mr. Oeshhger is a very successful commercial real estate investor. He owns multiple commercial properties throughout the United States. Fred Oscheger has been a Member of the Board of a Financial Institution for the past twelve years.

Dr. Jeremiah Bartley is the Director of Women’s Health Care at Rocky Mountain Internal Medicine in Denver, Colorado. He is a past President of the Colorado Section of the American College of Obstetrics and Gynecology. Dr. Bartley was a Member of the Hospital Provider Fee Oversight and Advisory Board from 2009 to 2016. Dr. Bartley receive a BA from Yale University and MD degree from University of Miami. He completed his residency in Obstetrics and Gynecology at Case Western University.

In November 2017, we entered into a letter of intent with FOGT LLC and memorialized this agreement in a Milestones Investment Agreement in March 2018, pursuant to which FOGT has agreed to invest and purchase up to $5 million of Series A Preferred Stock pending completion of certain milestones.  To date, FOGT has invested $550,000, is entitled to receive 5,500 shares of Series A Preferred Stock, and has agreed to invest additional amounts as follows: (i) $1,200,000 upon the Company effecting all filings with the SEC as required pursuant to the Exchange Act; (ii) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (iii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity.  FOGT is an affiliate of Fred Oeschger.

On January 8, 2017, the Company entered into employment agreements with Dr. Antonio Milici and Tannya L. Irizarry, as is more fully disclosed in Item 10 hereof.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are currently serving as the Company’s executive officers and directors.

Name

Age

Positions

Dr. Tony Milici

63

Chairman of the Board, Chief Executive

Officer and Chief Scientific Officer

Tannya L. Irizarry

59

Chief Administrative Officer and

Chief Financial Officer (Interim)

Fred Oeschger

72

Director

Jerry Bartley

56

Director

Dr. Antonio Milici founded GeneThera, Inc. in 1998 and has served as its Chairman and CEO since inception. Prior to founding GeneThera, Dr. Milici served as CEO and President of Genetrans, Inc., a genetic diagnostic company from 1993 to 1998. Dr. Milici was also an assistant professor in the department of Molecular Pathology at the University of Texas M.D. Anderson Cancer Center.

Tannya L. Irizarry served as Chief Administrative Officer from 1999 to Present. Since May 2006, she has served as chief financial officer (Interim) of the Company. Ms. Irizarry has over 22 years of experience in medical technology and biotechnology industries. Ms. Irizarry worked at the University of Texas M.D. Anderson Cancer Center in the department of Neuro-Oncology with Dr. William S. Fields and the Office of Education with Dr. James Bowen. She also worked at the Medical College of Georgia and subsequently, at the St. Joseph Hospital in the biotechnology division. Ms. Irizarry was the Vice President of Genetrans, Inc. from 1994 to 1998. Ms. Irizarry relocated to Colorado in order to manage GeneThera, Inc. at the request of Dr. Milici.

Fred Oeschger is the President of a plumbing and heating oil company located in Vermont. Mr. Oeschger is also the Owner of a truck company delivering heating oil and diesel fuel in the Northeast of the United States. Mr. Oeschger is a very successful commercial real estate investor. He owns multiple commercial properties throughout the United States. Mr. Oeschger has been a Member of the Board of a Financial Institution for the past twelve years.

Dr. Jerry Bartley is the Director of Women’s Health Care at Rocky Mountain Internal Medicine in Denver, Colorado. He is a past President of the Colorado Section of the American College of Obstetrics and Gynecology. Dr. Bartley was a Member of the Hospital Provider Fee Oversight and Advisory Board from 2009 to 2016. Dr. Bartley received a BA degree from Yale University and MD degree from University of Miami. He completed his residency in Obstetrics and Gynecology at Case Western University.

Each Director is elected at the Company’s annual meeting of shareholders and holds office until the next annual meeting of shareholders and/or until the successors are elected and qualified. There are no Board committees and we don’t have an audit committee financial expert.  At present, the Company’s bylaws provide for not less than three or more than five Directors.

FAMILY RELATIONSHIP

Dr. Antonio Milici and Tannya L. Irizarry are husband and wife.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and 10% shareholders to file reports regarding initial ownership and changes in ownership with the SEC. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and 10% shareholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership.  To date, our executive officers, directors and 10% shareholders have not filed the required reports with the SEC.

ETHICS CODE

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics can be obtained by calling the Company at 303-439-2085.

ITEM 11:

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the fiscal years ended December 31, 2017, 2016 and 2015, concerning the compensation awarded to, earned by, or paid to those persons serving as chief executive officer and chief financial officer of the Company during those years (the “Named Executive Officers”). No other executive officer of the Company had a total annual salary and bonus for the years presented that exceeded $100,000. Antonio Milici, M.D., Ph.D., and Tannya L. Irizarry were the only executive officers during the year ended December 31, 2016.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total(i)
Dr. Tony Milici	2015	$216,000		90,000					$306,000
Chief Executive Officer	2016	$216,000		90,000					$306,000
	2017	$216,000
Tannya Irizarry	2015	$168,000		45,000					$213,000
Chief Financial Officer	2016	$168,000		45,000					$213,000
	2017	$168,000

(i) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer of the Company received any non-equity incentive plan compensation or nonqualified deferred compensation earnings during the periods presented.

EMPLOYMENT AGREEMENTS AND COMPENSATION OF DIRECTORS

On January 8, 2017, the Company entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as the chief executive officer and Chief Scientific Officer of the Company through January 31, 2022. Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two year period. In consideration for his services, Dr. Milici receives a base salary of $258,000 per annum throughout the term of the agreement plus $90,000 worth on Preferred Stock Class B every March of each year during the duration of his employment agreement with the Company and bonuses as may be determined by the Board of Directors in its discretion or if the Company achieves net income in excess of $2,000,000 per year. During fiscal 2017, 2016 and 2015, no Class B Preferred Stock was issued to Dr. Milici pursuant to his employment agreement.  As part of his employment agreement, Dr. Milici has agreed not to compete with the Company, solicit any of its customers or solicit any of its employees for a period of two years after the term of the agreement. Dr. Milici is also subject to confidentiality obligations in favor of the Company and has agreed to transfer to the Company all of his interests in any idea, concept, technique, inventory or written work developed by him during the term of his employment agreement. The Company also provides a company vehicle and gas allowance for him and his scientific consultants.

On January 8, 2017, the Company entered into an employment agreement with Tannya L Irizarry to serve as the Chief Administrative Officer and chief financial officer (Interim) of the Company until January 31, 2022. Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two year period. In consideration for her services, Ms. Irizarry receives a base salary of $208,000 per annum throughout the term of the agreement plus $45,000 worth on common stock issuance every March of every year of her employment agreement. During fiscal 2017, 2016 and 2015, no common stock was issued to Tannya L Irizarry pursuant to her employment agreement.  If the Company achieves net income in excess of $2,000,000 per year, Ms. Irizarry is entitled to a company vehicle, gas expenses, and auto repairs.  No director received compensation for their services to the Company.

No director received compensation for his services to the Company since January 1, 2015.

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the beneficial ownership of our outstanding classes of stock as of July 20, 2018 by each person known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director and nominee, (iii) each Named Executive Officer serving at the end of the July 23, 2018 and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on July 23, 2018, plus shares of common stock subject to options, warrants and conversion rights held by such person on July 23, 2018, and exercisable or convertible within 60 days thereafter. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 6860 Broadway, Denver, CO 80221.

	Common Stock		Series A Preferred Stock(1)		Series B Preferred Stock(2)	% of Total Voting Power(3)
Name and Address of Beneficial Owner	Shares	Percent	Shares	Percent	Shares	Percent
Dr. Tony Millici	--	--	--	--	11,220,000	73%	65%
Tannya L. Irizarry	--	--	--	--	4,190,000	27%	25%
Fred Oeschger(4)	--	--	5,500	--	--	--	1%
Jerry Bartley	--	--	--	--	--	--	--
Kalos Holdings, LLC	2,519,567	6.3%	--	--	--	--	*
Gold X Change, Inc.	4,003,860	10%	--	--	--	--	*
FOGT, LLC(4)	--		5,500	100%	--	--	1%
Executive Officers and Directors as a group (4)			5,500	100%	15,410,000	100%	92%

*

Less than one percent

(1)

These shares of Series A Preferred Stock convert into 2,500,000 shares of common stock.

(2)

These shares of Series B Preferred Stock convert into 15,410,000 shares of common stock and have voting power of 308,200,000 shares of common stock.

(3)

Based upon a voting power of 437,764,983 shares of common stock, comprised of 40,064,983 shares of common stock issued and outstanding, 4,600 shares of Series A Preferred Stock issued and outstanding, which are convertible into and have voting power of 2,500,000 shares of common stock, and 15,410,000 shares of Series B Preferred Stock issued and outstanding, which convert into 154,100,000 shares of common stock and have voting power of 308,200,000 shares of common stock.

(4)

Fred Oeschger is the sole member and manager of FOGT, LLC.

DESCRIPTION OF CAPITAL STOCK

We are authorized to issue 300,000,000 shares of common stock, par value $0.001, of which 40,064,983 shares are issued and outstanding as of July 23, 2018. We are also authorized to issue 20,000,000 shares of Series A Preferred Stock, of which 10,100 shares are issued and outstanding as of August 10, 2018, and we are authorized to issue 30,000,000 shares of Series B Preferred Stock, of which 15,410,000 shares are issued and outstanding as of August 10, 2018.

Common Stock

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote, except as otherwise provided by law or by our articles of incorporation, including provisions governing any preferred stock. The common stock does not have any cumulative voting, preemptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder action requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Subject to the rights of any outstanding shares of preferred stock, the holders of common stock are entitled to receive dividends, if declared by our board of directors, out of funds legally available. In the event of liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

The authorized but unissued shares of our common stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including future public offering to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock may enable our Board to issue shares of stock to persons friendly to existing management, which may deter or frustrate a takeover of the Company.

Series A Preferred Stock and Series B Preferred Stock

The purchase price of each share of the series A preferred stock shall be $100.00 per share. No dividends shall be declared or paid.

Each holder of shares of series A preferred stock may, at holder’s option and at any time, convert any or all such shares, on the terms and conditions set forth herein, into fully paid and non-assessable shares of the share of the Corporation’s common stock. The number of shares of common stock into which each share of series A preferred stock may be converted shall be determined according to the terms of the series A preferred stock purchase agreement between the Corporation and the holder. To exercise holder’s conversion privilege, the holder of any shares of series A preferred stock shall surrender to the Corporation during regular business hours at the principal executive offices of the Corporation or the offices of the transfer agent for the series A preferred stock or at such other place as may be designated by the Corporation, the certificate or certificates for the share to be converted, duly endorsed for transfer to the Corporation (if required by it), accompanied by written notice stating that the holder irrevocably elects to convert such shares. Please refer to Exhibit 3.1.

The purchase price of each share of the series B preferred stock shall be determined by the Corporation. No dividends shall be declared or paid.

Each holder of shares of series B preferred stock may, at holder’s option and at any time, convert any or all such shares, on the terms and conditions set forth herein, into fully paid and non-assessable shares of the Corporation’s common stock. The number of shares of common stock into which each share of series B preferred stock may be converted to ten common shares of the Corporation. Please refer to Exhibit 3.2.

Indemnification of Directors and Officers

Section 718.7502 of the Nevada Revised Statutes (“NRS”) provides, in general, that a corporation incorporated under the laws of the State of Nevada, as we are, may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than a derivative action by or in the right of the corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person (a) is not liable pursuant to Section 73.138 of the NRS, and (b) acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful. In the case of a derivative action, a Nevada corporation may indemnify any such person against expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit if such person (a) is not liable pursuant to Section 73.138 of the NRS, and (b) acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation.

Our Articles of Incorporation and Bylaws provide that we will indemnify our directors, officers, employees and agents to the extent and in the manner permitted by the provisions of the NRS, as amended from time to time, subject to any permissible expansion or limitation of such indemnification, as may be set forth in any stockholders’ or directors’ resolution or by contract. In addition, our director and officer indemnification agreements with each of our directors and officers provide, among other things, for the indemnification to the fullest extent permitted or required by Nevada law. Any repeal or modification of these provisions approved by our stockholders will be prospective only and will not adversely affect any limitation on the liability of any of our directors or officers existing as of the time of such repeal or modification. We are also permitted to maintain insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions, whether or not the NRS would permit indemnification.

Anti-Takeover Effect of Nevada Law

Business Combinations

The “business combination” provisions of Sections 78.411 to 78.444, inclusive, of the Nevada Revised Statutes, or NRS, prohibit a Nevada corporation with at least 200 stockholders from engaging in various “combination” transactions with any interested stockholder: for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the transaction is approved by the board of directors prior to the date the interested stockholder obtained such status; or after the expiration of the three-year period, unless:

•

the transaction is approved by the board of directors or a majority of the voting power held by disinterested stockholders; or

•

the consideration to be paid by the interested stockholder is at least equal to the highest of: (a) the highest price per share paid by the interested stockholder within the three years immediately preceding the date of the announcement of the combination or in the transaction in which it became an interested stockholder, whichever is higher, (b) the market value per share of common stock on the date of announcement of the combination and the date the interested stockholder acquired the shares, whichever is higher, or (c) for holders of preferred stock, the highest liquidation value of the preferred stock, if it is higher.

A “combination” is defined to include mergers or consolidations or any sale, lease exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions, with an “interested stockholder” having: (a) an aggregate market value equal to 5% or more of the aggregate market value of the assets of the corporation, (b) an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation, or (c) 10% or more of the earning power or net income of the corporation.

In general, an “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years, did own) 10% or more of a corporation’s voting stock. The statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire our company even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Control Share Acquisitions

The “control share” provisions of Sections 78.378 to 78.3793, inclusive, of the NRS, which apply only to Nevada corporations with at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada, prohibit an acquirer, under certain circumstances, from voting its shares of a target corporation’s stock after crossing certain ownership threshold percentages, unless the acquirer obtains approval of the target corporation’s disinterested stockholders. The statute specifies three thresholds: one-fifth or more but less than one-third, one-third but less than a majority, and a majority or more, of the outstanding voting power. Once an acquirer crosses one of the above thresholds, those shares in an offer or acquisition and acquired within 90 days thereof become “control shares” and such control shares are deprived of the right to vote until disinterested stockholders restore the right. These provisions also provide that if control shares are accorded full voting rights and the acquiring person has acquired a majority or more of all voting power, all other stockholders who do not vote in favor of authorizing voting rights to the control shares are entitled to demand payment for the fair value of their shares in accordance with statutory procedures established for dissenters’ rights.

Our Articles of Incorporation state that we have elected not to be governed by the “control share” provisions, therefore, they currently do not apply to us.

Transfer Agent

The transfer agent and registrar for our common stock is GTI Corporate Transfer Agents, LLC, Denver, Colorado.

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has an outstanding loan payable to Antonio Milici amounting to $645,419 as of December 31, 2016 and 2015, respectively. This outstanding loan to the Company is unsecured and bears interest at an annual rate of 2.41%. The Company has an outstanding loan payable to Tannya Irizarry amount of $90,355 as of December 31, 2016.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agent and we lease space to GTI Corporate Transfer Agents, LLC, in exchange for transfer agent services to the Company.  Ms. Michelle Torres is the Managing Director of GTI Corporate Transfer Agents, LLC with 34% ownership and/or interest. Ms. Janice Pinero is our new Assistant Managing Director of GTI Corporate Transfer Agents, LLC with a one-third ownership and/or interest. Ms. Tannya Irizarry has a one-third ownership and/or interest.

In November 2017, we entered into a letter of intent with FOGT LLC and memorialized this agreement in a Milestones Investment Agreement in March 2018, pursuant to which FOGT has agreed to invest and purchase $5 million of Series A Preferred Stock pending completion of certain milestones.  To date, FOGT has invested $550,000, was issued 5,500 shares of Series A, and has agreed to invest additional amounts as follows: (i) $1,200,000 upon the Company effecting all filings with the SEC as required pursuant to the Exchange Act; (ii) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (iii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity.  FOGT is an affiliate of Fred Oeschger, a director.

ITEM 14:

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, Fruci & Associates, II, PLLC during the years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees	$9,900	$23,950
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$9,900	$23,950

The Company’s Directors approved the services described above.

ITEM 15:

EXHIBITS, FINANCIAL STATEMENTS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of GeneThera, Inc., as amended(1)
Certificate of the Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.2	Bylaws, as amended(1)
Certificate of the Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock
10.1	Milestones Investment Agreement with FOGT, LLC(_)

10.2	Employment Agreement, dated as of January 8, 2017, between Antonio Milici, M.D., Ph.D. and GeneThera, Inc.(2)

10.3	Employment Agreement, dated as of January 8, 2017, between Tannya L. Irizarry and GeneThera, Inc.(2)

21.1	List of Subsidiaries(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.(2)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(2)

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(2)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)

_____

(1) Previously filed.

(2) Filed herewith.

(3) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of September, 2018.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	09/10/2018
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	09/10/2018
Tannya L Irizarry

Exhibit 21.1

Subsidiaries

GeneThera, Inc., a Colorado corporation, is a subsidiary for GeneThera, Inc., a Nevada Corporation.

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO RULE 13a – 14 AND RULE 15d – 14

OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Each of Dr. Antonio Milici and Tannya L. Irizarry hereby certify that:

1.	I have reviewed this Annual Report on Form 10-K for the years ended December 31, 2016 and December 31, 2015 of GeneThera, Inc. (the “Registrant”);

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

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the Registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: September 10, 2018

/s/

Dr. Antonio Milici

Dr. Antonio Milici

Chief Executive Officer

Principal Executive Officer

/s/

Tannya L. Irizarry

Tannya L. Irizarry

Chief Financial Officer

Principal Financial Officer

Exhibit 32.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

UNDER SECTION 906 OF THE

SARBANES OXLEY ACT OF 2002, 18 U.S.C. § 1350

In connection with this annual report on Form 10-K of GeneThera, Inc. (the “Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of Dr. Antonio Milici, Principal Executive Officer and Tannya L. Irizarry, Principal Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his/her knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 10, 2018

/s/

Dr. Antonio Milici

Dr. Antonio Milici

Chief Executive Officer

Principal Executive Officer

/s/

Tannya L. Irizarry

Tannya L. Irizarry

Chief Financial Officer

Principal Financial Officer