Form 10-K
period 2017-12-31
GENETHERA INC
filed 2018-11-30
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-27237

GENETHERA INC.
(Exact name of registrant as specified in its charter)

Nevada	65-0622463
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6860 Broadway, Denver, CO	80221
(Address of principal executive offices)	(Zip Code)

(303) 955-0190
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐Accelerated Filer   ☐

Non-Accelerated Filer  ☐ Smaller reporting company  ☒

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Pink Market) was approximately $208,338. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 40,064,983 shares of the registrant’s common stock outstanding as of November 29, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

i

EXPLANATORY NOTE

This annual report of GeneThera, Inc. (together with its consolidated subsidiary, the “Company”, “we”, “us”, and “our,” unless the context indicates otherwise) covers periods from January 1, 2017 through December 31, 2017. Readers should be aware that several aspects of this Annual Report on Form 10-K differ from other annual reports. Because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission, or the SEC, the information relating to our business and related matters is focused on our more recent periods. Also, in this report, we are including expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017. We do not intend to file the Quarterly Reports on Form 10-Q for any of these quarters. We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our management and our interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

•our ability to raise capital;

•our ability to execute our business strategy in a very competitive environment;

•our degree of financial leverage, risks associated with our acquiring and integrating companies into our own;

•risks relating to rapidly developing technology, and regulatory considerations;

•risks related to international economies;

•risks related to market acceptance and demand for our products and services;

•the impact of competitive services and pricing; and

•other risks referenced from time to time in our SEC filings.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about the Company include financial projections and future estimates and expectations about our business. The projections, estimates and expectations are presented in this report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our management’s own assessment of our business, the industry in which we work and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

PART I

ITEM 1.BUSINESS

Business Overview

We are a biotechnology company dedicated to improving food safety by applying the latest molecular technologies to eradicate “cross-over” (zoonotic) diseases such as Johne’s disease, Mad Cow Disease, Chronic Wasting Disease, and E.coli. Diseases of terrestrial, avian and aquatic life animals influence a number of economic and global security issues, including food for an increasing world population, access to international trade, species conservation and protection of those endangered, and economic growth in developing and re-organizing nations. Because many animal disease agents are zoonotic (transmissible between humans and animals, causing infection in both species), their management and prevention are crucial to improving public health on a global scale.  We focus on developing molecular diagnostic tests, therapeutics, and vaccines through robotic technology in the belief that better technologies and methodology need to be implemented to help control emerging diseases in animals and in humans.  We believe that, if not addressed, these diseases in animals will likely continue to cause serious and growing problems in terms of economics, human health and biodiversity.

We have developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  A Johne’s disease (predominantly dairy cattle) diagnostics is in development. We intend to shift from a research and development organization into a product marketing and revenue generating entity. Our previous strategy from inception in 2007 to July 2016 had been of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that with recent announcements, we are positioned to move from a developmental stage to a product oriented stage company, depending on reliable funding.

We provide genetics-based diagnostics through robotic technology and are currently working on vaccine solutions to meet the growing demands of today’s veterinary industry and tomorrow’s healthcare industries. We are organized and operated both to continually apply our scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

We believe that we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we will require at least $45,000,000 in additional funding.  There are no guarantees that we will be able to secure such financing, and if the financing is secured, there are no guarantees whether we can fully achieve the goals laid out in our business plan.

Our office is located at 6860 Broadway in Denver, CO 80221 and our telephone number is 303-955-0190.

About Johne’s Disease (Paratuberculosis)

Our focus includes the diagnosis and treatment of Johne’s disease. Johne’s disease is a worldwide problem of domestic animals primarily including dairy cattle, sheep and goats.  A significant public health concern is associated with Johne’s disease, which results from an infection with bacteria called Mycobacterium paratuberculosis. This organism grows very slowly, causes a gradually worsening disease condition, and is highly resistant to the infected animal’s immune defenses. Therefore, infected animals harbor the organism for years before they test positive or develop disease signs.

Major factors related to Johne’s disease include:

•Worldwide Infection

•Reduction in milk production to 25%+

•High culling rate which increases costs

•Affects trade and hinders exports

•Link between Johne’s disease and Crohn’s disease

•Reduction in quality wool production in sheep

•Highest at risk animals are young calves or pre-born

•Bacterium can survive in contaminated soil for over 1 year

•Spread in herds can occur by fecal contamination, colostrum, milk, and trans placental

•Calves can become infected by suckling on “dirty” teats

•For every one “clinical stage” in a herd there are 15-20 silently infected plus additional 6-8 carriers

Stage I: Silent, subclinical, non-detectable infection. Typically, this stage occurs in all calves, heifers, and young stock less than two years of age and many adult animals exposed to small doses of disease-causing organisms. Infected animals at this early stage are rarely detected with currently available diagnostic tests, including fecal culture or serologic tests (ELISA). This stage progresses slowly over many months or years to stage II.

Stage II: Subclinical infection. Typically, this stage occurs in older heifers or adults. Animals at this stage appear healthy but are shedding adequate numbers of Mycobacteriun Avium Paratuberculosis organisms in their manure to be detected on fecal culture. Blood tests will detect some, but not all animals at this stage. Blood test (ELISA) positive animals should be confirmed positive by fecal culture.

Stage III: Clinical Johne’s disease. It is categorized as any animal with advanced infection the onset which is often associated with a period of stress such as recent calving. Cattle at this stage have intermittent, watery pea-soup manure. Animals lose weight and gradually drop in milk production, but continue to have a good appetite. Some animals appear to recover but often relapse in the next stress period. Most of these animals are shedding billions of organisms and are positive on culture. Most are positive on serologic tests (ELISA & AGID). Clinical signs often last several weeks to months before the animals are sent to slaughter in a thin, emaciated condition.  In the final and terminal aspects of stage III of the fatal disease, animals become emaciated with fluid diarrhea and develop “bottle jaw.” The carcass may not pass meat inspection for human consumption in the later phases of stage III.

About Crohn’s Disease

Crohn’s disease (also known as Crohn-Leśniowski Disease, or “Charlotte Forditis” morbus Leśniowski-Crohn, granulomatous and regional enteritis) is an inflammatory disease of the intestines that may affect any part of the gastrointestinal tract from anus to mouth, causing a wide variety of symptoms. It primarily causes abdominal pain, diarrhea (which may be bloody), vomiting, or weight loss, but may also cause complications outside of the gastrointestinal tract such as skin rashes, arthritis, and inflammation of the eye.

Crohn’s disease is an autoimmune disease, in which the body’s immune system attacks the gastrointestinal tract, causing inflammation.  It is classified as a type of inflammatory bowel disease. There has been evidence of a genetic link to Crohn’s disease, putting individuals with siblings afflicted with the disease at higher risk. It is understood to have a large environmental component as evidenced by the higher number of cases in western industrialized nations. Males and females are equally affected. Smokers are three times more likely to develop Crohn’s disease than non-smokers. Crohn’s disease affects between 400,000 and 600,000 people in North America. Prevalence estimates for Northern Europe have ranged from 27–48 per 100,000. Crohn’s disease tends to present initially in the teens and twenties, with another peak incidence in the fifties to seventies; although, the disease can occur at any age.

Similar to Johne’s disease in cattle, no known pharmaceutical or surgical cure for Crohn’s disease currently exists for humans.  Furthermore, new discoveries of Mycobacteriun Avium Paratuberculosis have been found in human patients and we believe that individuals that are genetically predisposed could possibly be contracting the disease through digestion of Johne’s disease - infected milk.

Business Model

We have developed proprietary diagnostic assays through robotic technology for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. A paratuberculosis molecular robotic assay diagnostics is currently in development. As discussed above, we intend to shift from a research and development organization into a product marketing and revenue generating entity, depending on obtaining funding.

Our animal disease assay development business is based on our Integrated Technology Platform that combines a proprietary diagnostic solution called Gene Expression System with PURIVAX, our system for analyzing large-scale recombinant DNA vaccine. The first part of this platform is the ongoing development of molecular diagnostic assays solutions via robotic technology while using real time Fluorogenic Polymerase Chain Reaction, or F-PCR, technology to detect the presence of infectious disease from the blood of live animals.  The second part of the Integrated Technology Platform is the development of therapeutic vaccines using RNA interference technology.  Interference RNA technology is a new technique that is based on the use of short RNA sequences complementary to a specific target gene. Once the RNA sequence binds to the gene, the gene is deactivated or “silenced” and no longer able to produce the specific protein. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations.  These facts distinguish the technology from any alternative testing and management methodology available to agriculture today -- all of which require the destruction of individual animals and even entire herds.  Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

Each individual assay utilizes the proprietary Field Collection System for the collection and transportation of blood samples to our laboratory.  This system consists of two (2) tubes. A 5 milliliter (ml) red cap tube containing 1ml anticoagulant solution and a 10 ml white cap tube. One (1) ml of blood is collected from the animal and added to the red cap tube.  Ten (10ml) of milk is collected into the white cap tube. The Field Collection System allows us to maintain the integrity of each sample by the addition of specific reagents to test tubes contained in the system.  Our Field Collection System is designed to be an easy-to-use method of gathering blood samples from harvested or domesticated animals.  It ensures consistency of samples as well as increased assurance of each sample’s integrity.

To date, we have successfully developed the ability to detect Chronic Wasting Disease, a disease affecting elk and deer in North America.  The release of commercialized Field Collection Systems and laboratory diagnostic testing occurred in October of 2003 as a marketing trial.  We have also successfully developed an assay for the detection of Mad Cow Disease, a disease recently found in the United States, but which has been in Europe for many years.  The Field Collection Systems are available for purchase from us.  Chronic Wasting Disease and Mad Cow Disease are both in the family of diseases called Transmissible Spongiform Encephalopathy.  Johne’s disease is in the final stages of development.

We will need the approval of the U.S. Department of Agriculture, or USDA, before the vaccines can be manufactured or sold.  The approval process for animal vaccines is time-consuming and expensive. We anticipate that such approval, if it is obtained, may require more than $75 million and may require more than two years for each vaccine for which approval is sought.  Currently, we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all.  Failure to raise the necessary capital will likely cause us to curtail or cease operations.  In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

Integrated Technology Platform

Our Integrated Technology Platform is the foundation for “fast-track” recombinant DNA, or rDNA, vaccine development. We are currently working on the development of a recombinant DNA vaccine for Johne’s disease. Johne’s disease is a chronic debilitating infectious disease of ruminants, characterized by weight loss and, particularly in cattle, by profuse diarrhea. The causal agent is a bacterium, Mycobacterium avium subspecies paratuberculosis. Infected animals may show no sign of the disease until years after the initial infection.  Johne’s is a slow, progressive disease with worldwide distribution.

The vaccine development is in the “in vitro” or pre-clinical stage. Our Integrated Technology Platform combines the following technologies: (1) Gene Expression System; (2) viral DNA purification technology, or PURIVAX technology; and (3) genetically engineered recombinant Adenovirus, or rAD, and recombinant Adeno Associate Virus, or rAAV, systems (vectors). This integrated technology platform yields fast-track vaccine development. Leveraging our Integrated Technology Platform, we believe that we can develop a prototype vaccine within 18 months versus the current standard of 24 to 36 months.  We estimate that the cost to bring these vaccines to market is $7-10 million. There is no assurance that we will be able to raise the capital necessary to bring a vaccine to market and if the capital is raised, that we will be able to comply with the government regulations involved in bringing such a product to market. The Gene Expression System utilizes robotics and is based on nucleic acid extraction in conjunction with F-PCR technology to develop gene expression assays. Using Gene Expression System assays, vaccine efficacy can be measured quickly because it will be unnecessary to wait for the antibody response to measure how well the vaccine is working.  F-PCR will allow effective quantification of the precise number of viral or bacterial genetic particles before, during and after vaccine injection(s). We anticipate that the more effective the vaccine is, the stronger the decrease of the infectious disease particles will be.

Gene Expression System

Our Gene Expression System is a proprietary assay development system. To date, the system has been used to develop our Transmissible Spongiform Encephalopathy and Johne’s disease molecular assay. Our Gene Expression System is a gene expression system to be used in our laboratory and will be marketed for commercial sale under the trade name HERDCHECK. The core of the Gene Expression System is F-PCR. We approach the technical problems related to the use of conventional polymerase chain reaction, or PCR, in molecular diagnostics via our modular unit concept. Specifically, the modular unit consists of an Automated Nucleic Acid Workstation and a Sequence Detection System that are integrated, allowing an operator to perform the entire procedure of DNA extraction and F-PCR analysis within a closed computerized system.  This system results in minimal intervention and non-post-PCR manipulation.

F-PCR is a technology based on sequence specific hybridization between a nucleic acid target and a fluorogenic probe, a short sequence of DNA chemically treated to generate light at a specific wavelength, complementary to the target sequence. The probe consists of an oligonucleotide, a short synthetic DNA molecule, with two fluorescent molecules (a reporter and quencher dye) attached to both ends of the oligonucleotide.  Due to the unique design of the Fluorogenic probe, the activity of the Taq Polymerase enzyme allows direct detection of PCR products by the release of the fluorogenic reporter during PCR. The reporter and the quencher dye are linked at the end of the probe. When the probe is intact, the proximity of the reporter dye to the quencher dye results in a suppression of the reporter fluorescence. During PCR, if the target of interest is present, the probe specifically anneals between the forward and the reverse primer site.  The nuclease activity of the Taq DNA Polymerase cleaves the probe between the reporter and the quencher only if the region binds to the target.  If the probe is not bound then no cleavage occurs. After cleavage, the shortened probe dissociates from the target and the polymerization of the DNA strand continues. This process occurs in every cycle and does not interfere with the exponential accumulation of the product.  The cleavage of the oligonucleotide between the reporter and the quencher dye results in an increase of fluorescence of the reporter that is directly proportional to the amount of the product accumulated.  The specificity of this 5’ nuclease assay results from the requirement of sequence complementary between probe and template in order for cleavage to occur.  Thus, the fluorogenic signal is generated only if the target sequence of the probe is generated by PCR.  No signal is generated by non-specific amplification.

Specific laboratory equipment is needed for our Gene Expression System.  This involves some substantial initial costs to set up the laboratory operations. The use of F-PCR represents a great advantage over other available systems because of its greater sensitivity, speed, and accuracy.

The Automated Nucleic Acid Workstation is a highly flexible robotic system that extracts and purifies acids from a variety of complex samples, preparing them for F-PCR analysis. Data management system software includes a database to manage all run phases and record sample processing.

The Sequence Detection System detects the fluorescent signal generated by the cleavage of the reporter dye during each PCR cycle.  This process confers specificity without the need of post-PCR hybridization.  Most importantly, the Sequence Detection System offers the advantage of monitoring real-time increases in fluorescence during c processing.  Specifically, monitoring real-time progress of the PCR completely changes the approach to PCR-based quantitation of DNA and RNA, most particularly, in improving the precision in both detection and quantitation of DNA and RNA targets.

We believe that we currently face limited competition in the use of F-PCR technology and the modular unit concept for commercial testing of either infectious disease in animals or food pathogen contamination.  Currently, most labs utilize conventional microbiology, immunological or conventional PCR methods for either veterinary diseases or food pathogen contamination detection.  Specific to microbiology and immunological techniques, the drawbacks of these approaches are:

1.The antibodies-based culture media used to detect the presence of infectious diseases has a low level of sensitivity; and

2. High background due to non-specific binding of antibodies and/or culture contamination; sample preparation and storage creates artifacts; and long, cumbersome protocols necessary to perform these tests.

A major technical limitation of conventional PCR is the risk of contaminating a specimen with the products of previously amplified sequences.  Known as cross-contamination, this phenomenon represents a constant challenge to any lab using conventional PCR. Managing these challenges is cumbersome and difficult to streamline. F-PCR attempts to overcome these drawbacks by making it possible for PCR to efficiently test large numbers of samples even when major laboratory facilities are not readily available.  A novel methodology, F-PCR allows quantitative and qualitative detection of specific nucleic acid sequences in a sensitive, accurate, and rapid fashion.

PURIVAX Technology

We have developed a large-scale process for highly purified and high viral titer (viral concentration) Adenovirus and AAV genetically engineered viruses.  This technology enables us to develop Adenovirus and AAV-based recombinant DNA vaccines for zoonotic pathogens. Our PURIVAX is a purification system that dramatically improves biological purity and viral titer of recombinant Adenovirus and AAV vectors.  PURIVAX is intended to completely eliminate toxic side effects associated with Adenoviruses and AAV vectors, thereby making it possible to develop highly immunogenic and safe recombinant DNA vaccines. Importantly, rDNA vaccine technology represents a powerful tool for an innovative vaccine design process known as “genetic immunization.”

rAD and rAAV vectors are the ideal candidates for a gene delivery system.  These viruses can efficiently deliver genetic material to both dividing and non-dividing cells, thereby overcoming some of the obstacles encountered with first generation retroviral vectors.

Equally important, rAD and rAAV are engineered virus genomes that contain no viral gene.  One of the key features for rAD and rAAV is their ability to infect a large variety of cells.  However, two technical challenges had to be overcome to fully utilize rAD and rAAV in the development of rDNA vaccines:

1.Lack of large scale purification system; and

2.Low viral titer.

Traditional technologies and first generation chromatography processes are limited both in terms of purity and yield.  Due to the limitation of these purification technologies, adequate viral titers may not be achieved.  We believe that the result is that there is currently no efficient system to deliver immunogenic genetic sequences into cells.

This is the significance of our PURIVAX, rAD and rAAV system for rDNA vaccine development.  Succinctly stated, it is designed to be able to achieve both high purity and high viral titer (up to 10e16 viral particles/eulate) based on its propriety multi-resin anion exchange chromatography system. We believe that biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.

Product Development

We provide a comprehensive Johne’s solution that allows diagnosing, treating and managing herds at risk or already infected with Johne’s disease.

Our proprietary Integrated Product Development Platform is design to prevent the spread of Johne’s disease to healthy animals and at the same time allow to better control the disease in those herds where the disease is already present.

More importantly, we believe that our platform can prevent the spread of the Mycobacterium into the food chain. An important part of this strategy is our ability to detect the presence of a low number of infected particles in milk tested for the presence of the Mycobacterium Paratuberculosis. Therefore, our platform not only is able to detect Johne’s infected animals, but can also prevent potential human infections.

Herd Guard is our comprehensive Johne’s management solution that includes a diagnostic (HerdCheck), a therapeutic (HerdSafe), and a management system (HerdSoft) to eradicate or mitigate Johne’s disease.

HerdCheck (Molecular Test)

HerdCheck is our diagnostic product. Samples are collected using a Field Collection System with includes specific collection tubes and ship to our laboratory for processing. The testing system is a high throughput and highly defined and structured testing system that is capable of more than 20,000 tests per month.  The systems uses proprietary real time PCR technology.

We have developed a molecular system for the detection of Mycobacteriun Avium Paratuberculosis in milk of infected dairy cows. Samples from milk obtaining from supermarket shelves were either “spiked’ with different concentrations of Mycobacteriun Avium Paratuberculosis or ‘naturally processed. The bacterial DNA was isolated using both, manual and robotic- based DNA extraction procedures and analyzed using the real time PCR technology. Using this methodology, we can detect between two (2) and twenty (20) bacterial particles from 10 ml of milk. We believe that our test will be very useful for early detection of Mycobacteriun Avium Paratuberculosis both in milk samples and infected cows.

We are currently evaluating several robotic systems for DNA extraction. We believe that we can further increase the sensitivity of the molecular assay by using robotic driven DNA extraction methods.

HerdSafe (Genetic Therapy)

HerdSafe is our therapeutic product. HerdSafe is the large-scale purification and recombinant based DNA vaccine using Adenovirus and AVV genetically engineered viruses.

We are currently developing a vaccine for Johne’s disease. Our approach for developing this vaccine is based on the use of PURIVAX technology, genetically engineered Adenoviral and AVV, and silencing RNA technology. To date, we have modified the Adenovirus by inserting a gene of the Mycobacteriun Avium Paratuberculosis bacterium responsible for triggering the infection in blood cell.

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

Future Development Plans

We anticipate that research and development, or R&D, will be the source for both assay development and vaccine design/development. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by us.  To date, we have introduced our diagnostic solution for Chronic Wasting Mad Cow Disease on a very limited basis.  We anticipate that R&D will be ongoing during the life of the Company, as this is the source for new products to be introduced to the market.  Our plan is to seek new innovations in the biotechnology field. We cannot assure you that we will be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, that we can successfully commercialize them or earn profits from sales of those assays.  Furthermore, we cannot assure you that we will be able to design, develop, or successfully commercialize any vaccines as a result of our research and development efforts.

It is our intention to continue with the research and development and validation of the molecular tests and DNA vaccines.  Future plans include initiating validation procedures for Johne’s disease molecular test. These validation protocols will be performed in our laboratory in Colorado.

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

Marketing Strategy

Our goal is to focus on international markets, primarily the Pacific Rim and Europe, for the commercialization of our animal testing platform. We have no plans to offer any veterinary services in the United States.

Our marketing approach is to align ourselves with both, the private sector and government agencies.

Commercial Diagnostic Testing

In the event that we are able to develop assays for the detection of diseases in animals, we intend to establish a series of diagnostic testing laboratories geographically proximate to the primary sources of individual diseases and/or according to specific available operating efficiencies.  The specific number of labs to be built and operated will be based on assay demand (demand facilitated by the number of specific disease assays we develop), our ability to obtain the capital to build the labs, and our ability to successfully manage them from our principal office.  We are in negotiations to establish one diagnostic testing laboratory outside of our Colorado facility.

Licensing

Through our licensing division, we intend to manage the marketing and sale of the vaccines developed by our R&D. As we do not intend to be a vaccine manufacturer, we plan to use our licensing division to license the technology related to any vaccines that may be developed and to manage the revenue potential available from the successful development and validation of specific vaccines.  We cannot provide any assurance that we will develop any vaccines or that, if they are developed, we will be able to license them successfully or that any such license will produce significant revenues.

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

We believe that we own common law proprietary rights with respect to our technology and intend to use our best efforts to protect such rights through confidentiality agreements.

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

Our current competitors include primarily, IDEXX Laboratories, Inc., and academic and government institutions are also carrying out a significant amount of research in the field of veterinary health, particularly in the field of Johne’s disease.  We anticipate that these institutions will become more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed and to market commercial products similar to those that we seek to develop, either on their own or in collaboration with competitors.  Any resulting increase in the cost or decrease in the availability of technology or product candidates from these institutions may affect our business.

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

Product Liability

The testing, manufacturing, and marketing of our proposed products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects in animals that may receive any vaccines that we may develop and market.  To the extent we elect to test, manufacture, or market veterinary vaccines and other products, we will bear the risk of product liability directly.  We do not currently have product liability insurance.  There is no guarantee that we can obtain product liability insurance at a reasonable cost, or at all, or that the amount of such insurance will be adequate to cover any liability that we may be exposed to.  In the absence of such insurance, one or more product liability lawsuits against us can be expected to have a material adverse effect on our business and could result in our ceasing operations.

Government Regulation

Our unique approach to the testing for various animal diseases allows us to begin commercialization of our diagnostic tests without the need for a long and enduring approval process from the USDA. USDA approval will be required for commercialization of animal vaccines.  However, it is our intention not to seek, in the foreseeable future, any approval either from the USDA or the U.S. Food & Drug Administration for any of the products we develop both, diagnostic or therapeutic. It is our intention to perform any validation or clinical trials of our product abroad and primarily in Europe and Pacific Rim where our commercial operation will also be located. Our commercial laboratories will require a validation study to be performed to demonstrate the effectiveness of the system. Validation studies will be performed according to each country’s guidelines. We have submitted an application outlining a protocol for animal studies. It is expected that validation studies will be conducted in collaboration with each country’s government guidelines over the next 18-36 month period.

Employees

As of December 31, 2017, we had a total of two full-time employees who devoted substantial effort on our behalf.  None of our employees are represented by a collective bargaining unit.

ITEM 1A.RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this report, including the financial statements and the related notes, before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a history of operating losses.

We have generated no revenues to date from our operations. Historically, we have had net operating losses each year since our inception. Additionally, even if we are able to commercialize our technology or any products, it is not certain that will result in revenues or profitability.

We have a limited operating history on which investors may evaluate our operation and prospects for profitable operations.

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

There is a substantial doubt about our ability to continue as a going concern.

We have had negligible revenues since inception and had an accumulated deficit of $26,571,461 and negative working capital of $7,225,628 as of December 31, 2017. Because of these circumstances, we will require additional working capital to develop business operations. There is no assurance that we will reach a level of revenues adequate to generate sufficient cash flow from operations in the foreseeable future.  Additionally, there is no assurance that we will be able to obtain additional financing necessary to support our operating expense requirements. If financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to curtail or cease the implementation of our business plan.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

If we fail to attract significant additional capital, we may be unable to continue developing our products.

From the beginning of our operation, we have obtained limited funding to implement our business strategy. We believe that we will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we will require at least $45,000,000 in additional funding.  There are no guarantees that we will be able to secure such financing, and if the financing is secured, there are no guarantees whether we can fully achieve the goals laid out in our business plan. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to curtail or cease the implementation of our business plan.

We may not be able to raise the required capital to conduct our operations and develop and commercialize our products.

We require substantial additional resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or a collaborative partner, or both, finance research and development activities of our potential products. Accordingly, we are continuing to pursue additional sources of financing. Additional financing through strategic collaborations, public or private equity financing sources may not be available on accepted terms. Additionally, equity financing could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to cease operations or at a minimum delay, reduce the scope of or eliminate one or more of our programs or potential products – either of which could have a material adverse effect on our financial condition or business prospect.

We may be unable to compete against other more establish biotech of pharmaceutical companies.

We operate in a very competitive and difficult area. Biotechnology business is notoriously challenging and risky. We compete with other more established and better funded companies in the United States and overseas that are involved in the development of similar products. Several of these companies have significantly greater financial resources as well as greater production and marketing capabilities. The field of biotechnology requires extensive research and development.  Better funded competitors may be able to develop and market superior or less expensive products which will make our products less valuable or unmarketable.

We depend on new and rapidly evolving technologies.

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

We expect noteworthy expansion of our operations, funding permitting, moving forward. Our anticipated future growth will place a substantial demand on our managerial, operational and financial resources due to:

•the need to manage relationships with various strategic partners and other third parties;

•difficulties in hiring and retaining skilled personnel necessary to support our business;

•the need to train and manage a growing employee base; and

•pressures for the continued development of our financial and information management systems.

If we have not made adequate allowances for the costs and risks associated with this expansion or if our systems, procedures, or controls are not adequate to support our operations, our business could be harmed.

If a loss of key personnel will occur this event could adversely affect the Company.

We depend to a large part on the efforts and continued employment of Antonio Milici, M.D., Ph.D., our President, Chairman and Chief Executive Officer.  The loss of Dr. Milici will have a material adverse effect on our business, results of operations (if any) and financial condition.  In addition, the loss of Dr. Milici may force us to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we may be unable to find a suitable replacement for Dr. Milici, which could force us to curtail our operations and/or cause any investment in the Company to become worthless.  We have an employment agreement with Dr. Milici, which ends on January 31, 2022.

If we fail to attract and retain additional highly skilled personnel, our operations will suffer.

Finding qualified personnel in the biotechnology industry is very challenging. Smaller biotechnology companies are always at a disadvantage because of its limited financial resources. We are in the process of hiring additional qualified scientific and engineering personnel in order to start escalating our scientific strength in R&D and commercial operations.

We will rely on third parties for sale, distribution and manufacturing.

We do not have any “in house” sale, distribution or manufacturing capabilities. The success of our operations will depend on the establishment and success of marketing relationships with sale, distribution and manufacturing entities.

Over the last year, we have narrowed our potential product development to focus on the molecular testing of Johne’s disease.

Due to the increase cost of R&D and the very challenging economic environment, we have decided to concentrate our efforts in the development of a commercial platform for the diagnostic of Johne’s disease. As a result, our success depends entirely on being able to commercialize our product. If we are unable to achieve this goal, our operations could greatly suffer and any investment in the Company could be lost.

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

We may not be able to comply with government regulations.

We are subject to or affected by laws and regulations that govern, for example, the vaccination of animals for certain diseases.  The failure to comply with these laws and regulations, or to obtain applicable governmental approvals, could result in the imposition of penalties, cause delays in, or make impossible, the marketing of our products and services.

We may not obtain foreign regulatory approval to market any of our products.

If we fail to obtain regulatory approval of any of our products, we will not be permitted to market our products and may be forced to cease operations.

We have limited government regulatory experience.

We have never successfully undertaken a clinical trial for animal testing. Our experience in this area is limited. We have never obtained regulatory approvals for any of our products.  As such, we may be unable to ever successfully undertake a clinical trial of our products, and may be forced to curtail or modify our current business plan.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential shareholders could lose confidence in our financial statements, which would harm the trading price of our common shares.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under “Item 9A. Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting, management identified material weaknesses. These material weaknesses were associated with our lack of proper segregation of duties in certain areas of our financial reporting process. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Risks Related to Ownership of our Common Stock

Our common stock is quoted on the OTC Pink Market, which may have an unfavorable impact on our stock price and liquidity.

 Our common stock is quoted on the OTC Pink Market under the symbol “GTHR.” The OTC Pink Market is a significantly more limited market than the New York Stock Exchange or The Nasdaq Stock Market. The quotation of our shares on the OTC Pink Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our common stock.

At present, there is minimal public trading in our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our common stock.

Our common stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our common stock.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, our shares of common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We have never paid cash dividends on our stock and do not intend to pay dividends for the foreseeable future.

We have paid no cash dividends on any class of our stock to date and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

On January 1, 2018, we entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc., a related party, our scientific robotic technology collaborator, for 75 months. GTI Research, Inc. required payment of $12,000 security deposit in December of 2017. Monthly base rents per square foot under this lease are as follows:

Period	Monthly Base Rent
01/01/18 – 03/31/18	$0.00/SF
04/01/18 – 03/31/19	$9.00/SF
04/01/19 – 03/31/20	$10.00/SF
04/01/20 – 03/31/21	$11.00/SF
04/01/21 – 03/31/22	$12.00/SF
04/01/22 – 03/31/23	$13.00/SF
04/01/23 – 03/31/24	$14.00/SF

In addition to the foregoing, we are required to pay our proportionate share of all real estate taxes, building insurance and maintenance costs.

We and GTI Research, Inc. sub-lease 750 square feet of office space for GTI Corporate Transfer Agents, LLC, on a month-to-month basis, partly in exchange for transfer agent services rendered to us.

We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently eligible for quotation on the OTC Pink Market under the symbol “GTHR.”  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTC Markets, Inc. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2016:
First Quarter	$0.05000	$0.03000
Second Quarter	0.04990	0.02500
Third Quarter	0.00800	0.00600
Fourth Quarter	0.01890	0.00520

Year Ended December 31, 2017:
First Quarter	$0.01400	$0.00650
Second Quarter	0.00699	0.00520
Third Quarter	0.00514	0.00300
Fourth Quarter	0.02009	0.00519

Year Ended December 31, 2018:
First Quarter	$0.01700	$0.00900
Second Quarter	0.01700	0.00900
Third Quarter	0.01700	0.00830

Holders

As of November 29, 2018, there were approximately 253 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

Dividends

We have never declared or paid a cash dividend. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future, if at all.   Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2017 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2017 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2017.

Transfer Agent

The transfer agent and registrar for our common stock is GTI Corporate Transfer Agents, LLC, Denver, Colorado. Tannya Irizarry, our Chief Administrative Officer and Interim Chief Financial Officer, owns one-third of GTI Corporate Transfer Agents, LLC.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles, or GAAP.

Overview

We are a biotechnology company dedicated to improving food safety by applying the latest molecular technologies to eradicate “cross-over” (zoonotic) diseases such as Johne’s disease, Mad Cow Disease, Chronic Wasting Disease, and E.coli. We focus on developing molecular diagnostic tests, therapeutics, and vaccines through robotic technology in the belief that better technologies and methodology need to be implemented to help control emerging diseases in animals and in humans.

We have developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  A Johne’s disease (predominantly dairy cattle) diagnostics is in development. We intend to shift from a research and development organization into a product marketing and revenue generating entity. Our previous strategy from inception in 2007 to July 2016 had been of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that with recent announcements, we are positioned to move from a developmental stage to a product oriented stage company, depending on reliable funding.

We provide genetics-based diagnostics through robotic technology and are currently working on vaccine solutions to meet the growing demands of today’s veterinary industry and tomorrow’s healthcare industries. We are organized and operated both to continually apply our scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

We have not generated significant operating revenue as of December 31, 2017.  Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Going Concern

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $26,571,461 and negative working capital of $7,225,628 as of December 31, 2017.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

If we are unable to obtain additional working capital, our business may fail. Accordingly, we must raise cash from sources other than operations. To date, we have financed our operations primarily through cash flow from limited operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders. We must raise cash to implement our projected plan of operations

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table sets forth key components of our results of operations during the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2017	2016
Expenses
General and administrative expenses	$37,704	$206,067
Payroll expenses	567,996	474,000
Total operating expenses	605,700	680,067
Loss from operations	(605,700)	(680,067)
Other expenses
Interest expense	(146,623)	(137,705)
Loss on write off of investment	-	(110,620)
Loss on disposal of asset	-	(13,000)
Loss on write off of vendor receivable	(39,310)	(27,095)
Total other expense	(185,933)	(288,420)
Other Income
Gain on extinguishment of liabilities	33,913	189,567
Total other income	33,913	189,567
Net loss before income taxes	(757,720)	(778,920)
Provision for income taxes	-	-
Net loss	$(757,720)	$(778,920)

Revenue. We did not generate any revenue for the years ended December 31, 2017 or December 31, 2016.

General and administrative expenses. Our general and administrative expenses consist primarily of office leases, overhead, insurance, professional advisor fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses decreased by $168,363 to $37,704 for the year ended December 31, 2017 from $206,067 for the year ended December 31, 2016. Such decrease was primarily due to decreased rent, professional fees and insurance fees.

Payroll expenses. Our payroll expenses include employee salaries and bonuses plus related payroll taxes. Our total payroll expenses increased by $93,996 to $567,996 for the year ended December 31, 2017 from $474,000 for the year ended December 31, 2016. Such increase was primarily due to increased salaries upon entering into new employment agreements with our executive officers in 2017.

Total other expenses. We had $185,933 in total other expenses for the year ended December 31, 2017, as compared $288,420 for the year ended December 31, 2016. Other expenses for the year ended December 31, 2017 consisted entirely of interest expenses of $146,623 and a loss on the write off of vendor receivable, while other expenses for the year ended December 31, 2016 consisted of interest expenses in the amount of $137,705, a loss on write off of investment in the amount of $110,620, a loss on disposal of asset in the amount of $13,000, and a loss on write off of related party receivable in the amount of $27,095.

Total other income. We had $33,913 in total other income for the year ended December 31, 2017, as compared $189,567 for the year ended December 31, 2016. Total other income for both periods consisted of gains on extinguishment of debt or other liabilities.

Net loss. As a result of the cumulative effect of the factors described above, our net loss decreased by $21,200 to $757,720 for the year ended December 31, 2017 from $778,920 for the year ended December 31, 2016.

Comparison of Three and Nine Months Ended September 30, 2017 and 2016

The following table sets forth key components of our results of operations during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expenses
General and administrative expenses	$1,735	$27,352	$9,656	$197,461
Payroll expenses	108,249	96,000	459,747	378,000
Total operating expenses	109,984	123,352	469,403	575,461
Loss from operations	(109,984)	(123,352)	(469,403)	(575,461)
Other expenses
Interest expense	(35,891)	(19,563)	(109,500)	(107,731)
Loss on write off of investment	-	(110,620)	-	(110,620)
Loss on disposal of asset	-	-	-	(13,000)
Loss on write off of vendor receivables	-	-	(39,310)	-
Total other expense	(35,891)	(130,183)	(148,810)	(231,351)
Net loss before income taxes	(145,875)	(253,535)	(618,213)	(806,812)
Provision for income taxes	-	-	-	-
Net loss	$(145,875)	$(253,535)	$(618,213)	$(806,812)

Revenue. We did not generate any revenue for the three or nine months ended September 30, 3017 or 2016.

General and administrative expenses. Our total general and administrative expenses decreased by $25,617 to $1,735 for the three months ended September 30, 2017 from $27,352 for the three months ended September 30, 2016. Our total general and administrative expenses decreased by $187,805 to $9,656 for the nine months ended September 30, 2017 from $197,461 for the nine months ended September 30, 2016. Such decrease for both periods was primarily due to decreased rent, professional fees and insurance fees.

Payroll expenses. Our total payroll expenses increased by $12,249 to $108,249 for the three months ended September 30, 2017 from $96,000 for the three months ended September 30, 2016. Our total payroll expenses increased by $81,747 to $459,747 for the nine months ended September 30, 2017 from $378,000 for the nine months ended September 30, 2016. Such increase for both periods was primarily due to increased salaries upon entering into new employment agreements with our executive officers in 2017.

Total other expenses. We had $35,891 in total other expenses for the three months ended September 30, 2017, as compared $130,183 for the three months ended September 30, 2016. Other expenses for the three months ended September 30, 2017 consisted entirely of interest expense, while other expenses for the three months ended September 30, 2016 consisted of interest expense in the amount of $19,563 and a loss on write off of investment in the amount of $110,620. We had $148,810 in total other expenses for the nine months ended September 30, 2017, as compared $231,351 for the nine months ended September 30, 2016. Other expenses for the nine months ended September 30, 2017 consisted of interest expense and a loss on write off of vendor receivables of $39,310, while other expenses for the nine months ended September 30, 2016 consisted interest expenses in the amount of $107,731, a loss on write off of investment in the amount of $110,620, and a loss on disposal of asset in the amount of $13,000.

Net loss. As a result of the cumulative effect of the factors described above, our net loss decreased by $107,660 to $145,875 for the three months ended September 30, 2017 from $253,535 for the three months ended September 30, 2016, and our net loss decreased by $188,599 to $618,213 for the nine months ended September 30, 2017 from $806,812 for the nine months ended September 30, 2016.

Comparison of Three and Six Months Ended June 30, 2017 and 2016

The following table sets forth key components of our results of operations during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expenses
General and administrative expenses	$6,606	$95,353	$7,921	$170,109
Payroll expenses	108,249	96,000	351,498	282,000
Total operating expenses	114,855	191,353	359,419	452,109
Loss from operations	(114,855)	(191,353)	(359,419)	(452,109)
Other expenses
Interest expense	(37,766)	(32,464)	(73,609)	(88,168)
Loss on disposal of asset	-	-	-	(13,000)
Loss on write off of vendor receivable	-	-	(39,310)	-
Total other expense	(37,766)	(32,464)	(112,919)	(101,168)
Net loss before income taxes	(152,621)	(223,817)	(472,338)	(553,277)
Provision for income taxes	-	-	-	-
Net loss	$(152,621)	$(223,817)	$(472,338)	$(553,277)

Revenue. We did not generate any revenue for the three or six months ended June 30, 3017 or 2016.

General and administrative expenses. Our total general and administrative expenses decreased by $88,747 to $6,606 for the three months ended June 30, 2017 from $95,353 for the three months ended June 30, 2016. Our total general and administrative expenses decreased by $162,188 to $7,921 for the six months ended June 30, 2017 from $170,109 for the six months ended June 30, 2016. Such decrease for both periods was primarily due to decreased rent, professional fees and insurance fees.

Payroll expenses. Our total payroll expenses increased by $12,249 to $108,249 for the three months ended June 30, 2017 from $96,000 for the three months ended June 30, 2016. Our total payroll expenses increased by $69,498 to $351,498 for the six months ended June 30, 2017 from $282,000 for the six months ended June 30, 2016. Such increase for both periods was primarily due to increased salaries upon entering into new employment agreements with our executive officers in 2017.

Total other expenses. We had $37,766 in total other expenses for the three months ended June 30, 2017, as compared $32,464 for the three months ended June 30, 2016. Other expenses for the three months ended June 30, 2017 and 2016 consisted entirely of interest expense. We had $112,919 in total other expenses for the six months ended June 30, 2017, as compared $101,168 for the six months ended June 30, 2016. Other expenses for the six months ended June 30, 2017 consisted of interest expense, and a write off of vendor receivables of $39,310 while other expenses for the six months ended June 30, 2016 consisted interest expenses in the amount of $88,168 and a loss on disposal of asset in the amount of $13,000.

Net loss. As a result of the cumulative effect of the factors described above, our net loss decreased by $71,196 to $152,621 for the three months ended June 30, 2017 from $223,817 for the three months ended June 30, 2016, and our net loss decreased by $80,939 to $472,338 for the six months ended June 30, 2017 from $553,277 for the six months ended June 30, 2016.

Comparison of Three Months Ended March 31, 2017 and 2016

The following table sets forth key components of our results of operations during the three months ended March 31, 2017 and 2016.

Three Months Ended March 31,
	2017	2016
Expenses

General and administrative expenses	$1,315	$74,756
Payroll expenses	243,249	186,000
Total operating expenses	244,564	260,756
Loss from operations	(244,564)	(260,756)
Other expenses
Interest expense	(35,843)	(55,705)
Loss on disposal of asset	-	(13,000)
Loss on write off of vendor receivables	(39,310)	-
Total other expense	(75,153)	(68,705)
Net loss before income taxes	(319,717)	(329,461)
Provision for income taxes	-	-
Net loss	$(319,717)	$(329,461)

Revenue. We did not generate any revenue for the three months ended March 31, 3017 or 2016.

General and administrative expenses. Our total general and administrative expenses decreased by $73,441 to $1,315 for the three months ended March 31, 2017 from $74,756 for the three months ended March 31, 2016. Such decrease was primarily due to decreased rent, professional fees and insurance fees.

Payroll expenses. Our total payroll expenses increased by $57,249 to $243,249 for the three months ended March 31, 2017 from $186,000 for the three months ended March 31, 2016. Such increase was primarily due to increased salaries upon entering into new employment agreements with our executive officers in 2017.

Total other expenses. We had $75,153 in total other expenses for the three months ended March 31, 2017, as compared $68,705 for the three months ended March 31, 2016. Other expenses for the three months ended March 31, 2017 consisted of interest expense and a write off of vendor receivables of $39,310, while other expenses for the three months ended March 31, 2016 consisted of interest expense in the amount of $55,705 and a loss on disposal of asset in the amount of $13,000.

Net loss. As a result of the cumulative effect of the factors described above, our net loss decreased by $9,744 to $319,717 for the three months ended March 31, 2017 from $329,461 for the three months ended March 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $167,653. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties.

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

Summary of Cash Flow – Years Ended December 31, 2017 and 2016

The following table provides detailed information about our net cash flow for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(97,916)	$(169,247)
Net cash used in investing activities	(26,400)	-
Net cash provided by financing activities	291,969	169,247
Net increase in cash and cash equivalents	167,653	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalent at end of year	$167,653	$-

Net cash used in operating activities was $97,916 for the year ended December 31, 2017, as compared to $169,247 for the year ended December 31, 2016.  For the year ended December 31, 2017, the net loss of $757,720 and extinguishment of liabilities in the amount of $33,913, offset by accounts payable and accrued expenses in the amount of $511,355 and stock-based compensation in the amount of $135,000, were the primary drivers of the cash provided by operating activities. For the year ended December 31, 2016, the net loss of $778,920, offset by accounts payable and accrued expenses in the amount of $243,473, amortization of discount on debt in the amount of $102,030 and loss on investment of $110,620, were the primary drivers of the cash provided by operating activities.

Net cash used in investing activities was $26,400 for the year ended December 31, 2017, as compared to $0 for the year ended December 31, 2016. For the year ended December 31, 2017, net cash used in investing activities consisted of the purchase of fixed assets.

Net cash provided by financing activities was $291,969 for the year ended December 31, 2017, as compared to $169,247 for the year ended December 31, 2016.  For the year ended December 31, 2017, net cash provided by financing activities consisted of proceeds from issuance of stock in the amount of $275,000, proceeds from notes payable in the amount of $15,000 and net advances from related parties in the amount of $1,969. For the year ended December 31, 2016, net cash provided by financing activities consisted of bank overdraft in the amount of $689 and net advances from related parties in the amount of $168,558.

Summary of Cash Flow – Nine Months Ended September 30, 2017 and 2016

The following table provides detailed information about our net cash flow for nine six months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(14,117)	$(111,468)
Net cash used in investing activities	-	(100)
Net cash provided by financing activities	24,365	111,568
Net increase in cash and cash equivalents	10,248	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalent at end of period	$10,248	$-

Net cash used in operating activities was $14,117 for the nine months ended September 30, 2017, as compared to $111,468 for the nine months ended September 30, 2016.  For the nine months ended September 30, 2017, the net loss of $618,213, offset by accounts payable and accrued expenses in the amount of $411,613 and stock-based compensation in the amount of $135,000, were the primary drivers of the cash provided by operating activities.  For the nine months ended September 30, 2016, the net loss of $806,812, offset by accounts payable and accrued expenses in the amount of $407,242, amortization of discount on debt in the amount of $85,220 and loss on investment of $110,620, were the primary drivers of the cash provided by operating activities.

Net cash used in investing activities was $0 for the nine months ended September 30, 2017, as compared to $100 for the nine months ended September 30, 2016.

Net cash provided by financing activities was $24,365 for the nine months ended September 30, 2017, as compared to $11,568 for the nine months ended September 30, 2016.  For the nine months ended September 30, 2017, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $15,000 and net advances from related parties in the amount of $9,365. For the nine months ended September 30, 2016, net cash provided by financing activities consisted of bank overdraft in the amount of $686 and net advances from related parties in the amount of $110,882.

Summary of Cash Flow – Six Months Ended June 30, 2017 and 2016

The following table provides detailed information about our net cash flow for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(12,954)	$(114,186)
Net cash used in investing activities	-	-
Net cash provided by financing activities	23,004	114,186
Net increase in cash and cash equivalents	10,050	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalent at end of period	$10,050	$-

Net cash used in operating activities was $12,954 for the six months ended June 30, 2017, as compared to $114,186 for the six months ended June 30, 2016.  For the six months ended June 30, 2017, the net loss of $472,338, offset by accounts payable and accrued expenses in the amount of $273,119 and stock-based compensation in the amount of $135,000, were the primary drivers of the cash provided by operating activities.  For the six months ended June 30, 2016, the net loss of $553,277, offset by accounts payable and accrued expenses in the amount of $267,993, amortization of discount on debt in the amount of $60,325, stock-based compensation in the amount of $45,000 and shares issued for service in the amount of $77,050, were the primary drivers of the cash provided by operating activities.

We had no investing activity for the six months ended June 30, 2017 or 2016.

Net cash provided by financing activities was $23,004 for the six months ended June 30, 2017, as compared to $114,186 for the six months ended June 30, 2016.  For the six months ended June 30, 2017, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $15,000 and net advances from related parties in the amount of $8,004. For the six months ended June 30, 2016, net cash provided by financing activities consisted of bank overdraft in the amount of $686 and net advances from related parties in the amount of $113,500.

Summary of Cash Flow – Three Months Ended March 31, 2017 and 2016

The following table provides detailed information about our net cash flow for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(1,207)	$(30,007)
Net cash used in investing activities	-	-
Net cash provided by financing activities	11,469	30,007
Net increase in cash and cash equivalents	10,262	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalent at end of period	$10,262	$-

Net cash used in operating activities was $1,207 for the three months ended March 31, 2017, as compared to $30,007 for the three months ended March 31, 2016.  For the three months ended March 31, 2017, the net loss of $319,718, offset by accounts payable and accrued expenses in the amount of $136,354 and stock-based compensation in the amount of $135,000, were the primary drivers of the cash provided by operating activities.  For the three months ended March 31, 2016, the net loss of $329,461, offset by accounts payable from related parties in the amount of $96,721, amortization of discount on debt in the amount of $42,460, stock-based compensation in the amount of $45,000 and shares issued for service in the amount of $77,050, were the primary drivers of the cash provided by operating activities.

We had no investing activity for the three months ended March 31, 2017 or 2016.

Net cash provided by financing activities was $11,469 for the three months ended March 31, 2017, as compared to $30,007 for the three months ended March 31, 2016.  For the three months ended March 31, 2017, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $10,000 and net advances from related parties in the amount of $1,469. For the three months ended March 31, 2016, net cash provided by financing activities consisted of bank overdraft in the amount of $7 and net advances from related parties in the amount of $30,000.

Convertible Notes

During fiscal 2016, we borrowed money from investors and issued convertible notes in the aggregate principal amount of $108,500 due on demand and bearing interest at an annual rate of 8%.  The notes are convertible into shares our common stock at a conversion price of $0.01 to $0.05 per share. As December 31, 2017 and 2016, the outstanding principal and interest on these notes was $596,683 and $557,566, respectively.

Related Party Loans

From time to time, certain directors, officers and stockholders have made loans to the Company.

As December 31, 2017 and 2016, the Company has outstanding loan payables to Antonio Milici, its Chairman, Chief Executive Officer and stockholder, in the amounts of $693,155 and $676,796, respectively. This loan is unsecured, due on demand, and bears interest at 2.41%.

As of December 31, 2017 and 2016, the Company has outstanding loan payables to Tannya Irizarry, its Chief Administrative Officer and stockholder, in the amounts of $101,172 and $90,356, respectively. This loan is unsecured, due on demand, and bears interest at 8%.

Investment Agreement

In March 2018, we entered into a Milestones Investment Agreement with FOGT, LLC, pursuant to which FOGT, LLC has agreed to invest and purchase up to $5 million of Series A Convertible Preferred Stock pending completion of certain milestones. To date, FOGT, LLC has invested $550,000 and we agreed to issue 5,500 shares of Series A Convertible Preferred Stock. FOGT, LLC has agreed to invest additional amounts as follows: (i) $1,200,000 upon the Company effecting all filings with the SEC as required pursuant to the Exchange Act; (ii) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (iii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity. We may be unable to satisfy these conditions negating any additional financing pursuant to this agreement.

Capital Expenditures

Our operations require capital expenditures primarily for lab equipment and software development.  Capital expenditures for the years ended December 31, 2017 and 2016 were $26,400 and $0, respectively. Capital expenditures for 2017 consisted of a vehicle purchase.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Property and Equipment, Net. Property and equipment consists primarily of office and laboratory equipment and leasehold improvements and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years.  Leasehold improvements are amortized over the shorter of their economic lives or lease terms.

Impairment of Long-Lived Asset. We review the recoverability of long-lived assets to determine whether events or changes in circumstances occurred that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock-Based Compensation. Stock-based compensation is accounted for under FASB ASC Topic No. 718 – Compensation – Stock Compensation. The guidance requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The guidance also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with guidance related to equity instruments that are issued to other than employees for acquisition, or in conjunction with selling, goods or services.

Fair Value of Financial Instruments. The carrying value of cash, accounts payable, accrued expenses and notes payable approximates fair value due to the short term nature of these accounts.

Recently Issued Accounting Standards

In February 2016, the FASB amended the FASB Accounting standards Codification and created a new Topic 842, Leases (the “New Lease Standard”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. The New Lease Standard is effective for fiscal years and interim periods beginning after December 15, 2018. We will adopt this standard effective January 1, 2019. We have not finalized our assessment but believe this standard will have a significant impact on our consolidated balance sheet. The standard is not expected to have a material impact on our results of operations or cash flows. The primary effect of adopting the New Lease Standard will be to record an asset and obligation for our operating lease which commenced in 2018.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2017. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2017, our internal control over financial reporting was not effective due to the following material weaknesses.

•Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process.  The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

In order to cure the foregoing material weakness, we will look to increase our personnel resources as funds become available.  Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the lack of segregation of duties weakness.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Antonio Milici	63	Chairman of the Board, Chief Executive Officer and Chief Scientific Officer
Tannya L. Irizarry	59	Chief Administrative Officer and Interim Chief Financial Officer
Fred Oeschger	72	Director
Jerry Bartley	56	Director

Antonio Milici. Dr. Milici founded the Company in 1998 and has served as its Chairman and Chief Executive Officer since inception. Prior to founding the Company, Dr. Milici served as Chief Executive Officer and President of Genetrans, Inc., a genetic diagnostic company from 1993 to 1998. Dr. Milici was also an assistant professor in the department of Molecular Pathology at the University of Texas M.D. Anderson Cancer Center. Dr. Milici was selected to serve on our board of directors due to his tenure, having founded the Company and served as its Chief Executive Officer since inception, as well as his extensive experience in the industry in which we operate.

Tannya L. Irizarry. Ms. Irizarry has served as our Interim Chief Financial Officer since May 2006 and as our Chief Administrative Officer since 1999. Ms. Irizarry has over 22 years of experience in medical technology and biotechnology industries. She was the Vice President of Genetrans, Inc. from 1994 to 1998. Ms. Irizarry worked at the University of Texas M.D. Anderson Cancer Center in the department of Neuro-Oncology with Dr. William S. Fields and the Office of Education with Dr. James Bowen. She also worked at the Medical College of Georgia and subsequently, at the St. Joseph Hospital in the biotechnology division.

Fred Oeschger. Mr. Oeschger has served as a member of our board of directors since April 2, 2018. Mr. Oeschger has served as the President of Fred’s Energy, a plumbing and heating oil company located in Vermont, since 1971. Mr. Oeschger is also the owner of a truck company delivering heating oil and diesel fuel in the Northeast of the United States. Mr. Oeschger is a very successful commercial real estate investor. He owns multiple commercial properties throughout the United States. Mr. Oeschger has been a member of the Board of Community Bancorp, Inc. Vermont, a financial institution for the past twelve years. Mr. Oeschger was selected to serve on our board of directors due to his extensive investment experience.

Jerry Bartley. Dr. Bartley has served as a member of our board of directors since April 2, 2018. He has served as the Director of Women’s Health Care at Rocky Mountain Internal Medicine in Denver, Colorado since 1990. He is a past President of the Colorado Section of the American College of Obstetrics and Gynecology. Dr. Bartley was a member of the Hospital Provider Fee Oversight and Advisory Board from 2009 to 2016. Dr. Bartley received a BA degree from Yale University and MD degree from University of Miami. He completed his residency in Obstetrics and Gynecology at Case Western University. Dr. Bartley was selected to serve on our board of directors due to his extensive medical experience.

Directors are elected until their successors are duly elected and qualified.

There are no arrangements or understandings known to us pursuant to which any director was or is to be selected as a director or nominee. There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

Dr. Antonio Milici and Ms. Tannya L. Irizarry are husband and wife.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended December 31, 2017, except as follows: a Form 3 has not been filed for Fred Oeschger or Jerry Bartley.

Code of Ethics

We have adopted a code of conduct that applies to all of our directors and senior management, including our principal executive officer, principal financial officer and principal accounting officer. Such code of conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table - Fiscal Years Ended December 31, 2017 and 2016

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Antonio Milici, Chief Executive Officer	2017	225,000	90,000	315,000
	2016	216,000	90,000	306,000
Tannya L. Irizarry, Interim Chief Financial Officer	2017	207,996	45,000	252,996
	2016	168,000	45,000	213,000

On January 8, 2017, we entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as the Chief Executive Officer and Chief Scientific Officer of the Company through January 31, 2022. Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two year period. In consideration for his services, Dr. Milici receives a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. We also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time we have net income of at least two million ($2,000,000) dollars each year based on performance. In addition, we agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. We are also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. However, during deferred salary, we are obligated to accrue deferred tax debt in our balance sheet. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal 2017 and 2016, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued.

On January 8, 2017, we entered into an employment agreement with Tannya L. Irizarry to serve as the Chief Administrative Officer and Interim Chief Financial Officer of the Company through January 31, 2022. Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two year period. In consideration for her services, Ms. Irizarry receives a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. We also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time we have net income of at least two million ($2,000,000) dollars each year based on performance. In addition, we agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. We are also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. However, during deferred salary, we are obligated to accrue deferred tax debt in its balance sheet. Ms. Irizarry is also entitled to a leased Company vehicle of her selection. At the end of aforementioned lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal 2017 and 2016, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued.

Outstanding Equity Awards Value at Fiscal Year-End

There were no unexercised options or unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2017.

Director Compensation

No member of our board of directors received any compensation for his services as a director during the fiscal year ended December 31, 2017.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of November 29, 2018 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of each class of our voting stock. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 6860 Broadway, Denver, CO 80221.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)			Percent of Common Stock(2)	Percent of Series A Preferred Stock(3)	Percent of Series B Preferred Stock(4)	Percent of Total Voting Stock(5)
	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Antonio Millici (6)	0	0	16,374,286	*	*	100%	88.39%
Tannya L. Irizarry (7)	0	0	16,374,286	*	*	100%	88.39%
Fred Oeschger (8)	0	5,500	0	*	74.83%	*	*
Jerry Bartley	0	0	0	*	*	*	*
All directors and officers as a group (4 persons named above)	0	5,500	16,374,286	*	74.83%	100%	88.39%
Gold X Change, Inc.	4,003,860	0	0	9.99%	*	*	*
Kalos Holdings, LLC	2,519,567	0	0	6.29%	*	*	*

* Less than 1%

(1)Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of its stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)Based on 40,064,983 shares of common stock outstanding as of November 29, 2018.

(3)Based on 7,350 shares of Series A Convertible Preferred Stock that the Company has agreed to issue, which are expected to be issued within the next 60 days. Shares of Series A Convertible Preferred Stock are, upon the occurrence of certain events, convertible into shares of common stock on the basis of 400 shares of common stock for each share of Series A Preferred Stock. Holders of Series A Convertible Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis.

(4)Based on 16,374,286 shares of Series B Convertible Preferred Stock that the Company has agreed to issue, which are expected to be issued within the next 60 days. Shares of Series B Convertible Preferred Stock are, upon the occurrence of certain events, convertible into shares of common stock on the basis of 10 shares of common stock for each share of Series B Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to 20 votes per share and vote with the holders of common stock on all matters.

(5)Percentage of Total Voting Stock represents total ownership with respect to all shares of common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as a single class.

(6)Includes 4,511,429 shares of Series B Convertible Preferred Stock to be issued to Tannya L. Irizarry, Dr. Millici’s wife.

(7)Includes 11,862,857 shares of Series B Convertible Preferred Stock to be issued Antonio Millici, Ms. Irizarry’s husband.

(8)Represents shares to be issued to FOGT, LLC. Fred Oeschger is the sole member and manager of FOGT, LLC and has voting and dispositive power over the securities held by it.

(9)Paul Kolesnikov has voting and dispositive power over the securities held by Gold X Change, Inc. Mr. Kolesnikov disclaims beneficial ownership of such securities except to the extent of his pecuniary interest in such securities, if any.

(10)Anthony J. Milici has voting and dispositive power over the securities held by Kalos Holdings, LLC. Mr. Milici disclaims beneficial ownership of such securities except to the extent of his pecuniary interest in such securities, if any.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”).

From time to time, certain directors, officers and stockholders have made loans to the Company.  As of December 31, 2017 and 2016, the Company has outstanding loan payables to Antonio Milici, its Chairman, Chief Executive Officer and stockholder, in the amounts of $693,155 and $645,419, respectively. This loan is unsecured, due on demand, and bears interest at 2.41%. As of December 31, 2017 and 2016, the Company has outstanding loan payables to Tannya Irizarry, its Chief Administrative Officer and stockholder, in the amounts of $101,172 and $90,355, respectively. This loan is unsecured, due on demand, and bears interest at 8%.

The Company had payable for Setna Holdings in amount of $262,085 as of December 31, 2016. The managing director of Setna Holdings is Dr. Milici’s son.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the years ended December 31, 2017 and 2016, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $227 and $731, respectively.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors’ Fees

The following is a summary of the fees billed to us by our principal accountants Fruci & Associates, II, PLLC during the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Audit Fees	$26,250	$29,900
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$26,250	$29,900

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by BFBorgers, CPA, PC Certified Public Accountants for our financial statements as of and for the year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Audited Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017

Notes to Consolidated Financial Statements

Unaudited Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2017 and 2016

Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016

Notes to Unaudited Consolidated Financial Statements

Unaudited Consolidated Financial Statements for the Three and Six Months Ended June 30, 2017 and 2016

Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016

Notes to Unaudited Consolidated Financial Statements

Unaudited Consolidated Financial Statements for the Three Months Ended March 31, 2017 and 2016

Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016

Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016

Notes to Unaudited Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended to date
3.2	Certificate of Designation of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company
3.3	Bylaws of the Company, as amended to date
10.1	Milestones Investment Agreement, dated March 15, 2018, between the Company and FOGT, LLC
10.2	Sublease, dated January 1, 2018, between GTI Research, Inc. and GeneThera, Inc.
10.3†	Employment Agreement, dated January 8, 2017, between the Company and Antonio Milici, M.D., Ph.D.
10.4†	Employment Agreement, dated January 8, 2017, between the Company and Tannya L. Irizarry
14.1	Code of Conduct
21.1	List of subsidiaries of the Company
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Executive Compensation Plan or Agreement

ITEM 16. FORM 10-K SUMMARY

None.

FINANCIAL STATEMENTS

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GeneThera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GeneThera, Inc. (“the Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in shareholders deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2015. Spokane, Washington
September 11, 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of GeneThera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GeneThera, Inc. (the "Company") as of December 31, 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018.

Lakewood, CO

November 30, 2018

GeneThera, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$167,653	$-
Total current assets	167,653	-
Office and laboratory equipment and leasehold improvements	729,859	729,859
Automobile & trucks	26,400	-
Less: Accumulated depreciation	(729,859)	(729,859)
Total property and equipment, net	26,400	-
Other assets - deposit	12,000	-
TOTAL ASSETS	$206,053	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Bank Overdraft	$-	$348
Accounts payable	683,678	724,582
Accounts payable - related party	-	352,441
Accrued expenses	4,135,810	3,661,473
Settlement payable	384,545	325,885
Notes payable	25,800	10,800
Convertible notes payable, net of discount	488,960	488,959
Loan from shareholder	794,327	676,796
Contingency	880,162	880,162
Total liabilities	7,393,281	7,121,446

Commitments and Contingencies

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 7,350 shares and 4,600 shares to be issued as of December 31, 2017 and December 31, 2016, respectively	9	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 16,374,286 and 15,410,000 shares to be issued as of December 31, 2017 and December 31, 2016, respectively	16,374	15,410
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 40,064,983 and 40,064,983 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	40,065	40,065
Common stock to be issued	53,572	53,572
Additional paid-in capital	19,274,214	18,583,242
Accumulated deficit	(26,571,461)	(25,813,740)
Total stockholders’ deficit of GeneThera, Inc.	(7,187,228)	(7,121,446)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$206,053	$-

See accompanying notes to consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016
Expenses
General and administrative expenses	$37,704	$206,067
Payroll expenses	567,996	474,000
Total operating expenses	605,700	680,067
Loss from operations	(605,700)	(680,067)
Other expenses
Interest expense	(146,623)	(137,705)
Loss on write off of investment	-	(110,620)
Loss on disposal of asset	-	(13,000)
Loss on write off of vendor receivables	(39,310)	-
Loss on write off of related party receivable	-	(27,095)
Total other expense	(185,933)	(288,420)
Other income
Gain on extinguishment of liabilities	33,913	189,567
Total other income	33,913	189,567
Net loss before income taxes	(757,720)	(778,920)
Provision for income taxes	-	-
Net loss	$(757,720)	$(778,920)

Loss per common share - basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	40,064,983	38,688,623

See accompanying notes to consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2017 and 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock to be Issued	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	4,600	$5	15,410,000	$15,410	36,610,636	$36,610	$18,405,246	$(25,034,821)	$53,572	$(6,523,977)
Shares issued for debt	-	-	-	-	1,881,897	1,882	38,118	-	-	40,000
Stock issued for consulting services	-	-	-	-	654,082	654	31,395	-	-	32,050
Stock issued for officer wages	-	-	-	-	918,368	918	44,082	-	-	45,000
Beneficial conversion of convertible debt	-	-	-	-	-	-	64,400	-	-	64,400
Net Loss	-	-	-	-	-	-	-	(778,920)	-	(778,920)
Balance at December 31, 2016	4,600	$5	15,410,000	$15,410	40,064,983	$40,065	$18,583,242	$(25,813,741)	$53,572	$(7,121,447)
Preferred Stock to be issued	250	1	-	-	-	-	24,999	-	-	25,000
Preferred Stock to be issued	2,500	3	-	-	-	-	249,997	-	-	250,000
Stock to be issued for officer wages	-	-	964,286	964	-	-	134,036	-	-	135,000
Adjustment to PIC	-	-	-	-	-	-	25,000	-	-	25,000
Related party liability extinguished	-	-	-	-	-	-	256,940			256,940
Net Loss	-	-	-	-	-	-	-	(757,720)	-	(757,720)
Balance at December 31, 2017	7,350	$9	16,374,286	$16,374	40,064,983	$40,065	$19,274,214	$(26,571,461)	$53,572	$(7,187,227)

See accompanying notes to consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities
Net Income (loss)	$(757,720)	$(778,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	135,000	45,000
Amortization of discount on debt	-	102,030
Shares issued for services	-	32,050
Extinguishment of liabilities	(33,913)	-
Loss on abandonment	-	13,000
Loss on investment	-	110,620
Loss on write off of vendor receivables	39,310	-
Changes in operating assets and liabilities:
Deposit	(12,000)	-
Accounts receivable - related parties	-	22,492
Accounts payable and accrued expenses - related parties	20,052	41,008
Accounts payable and accrued expenses	511,355	243,473
Net cash used in operating activities	(97,916)	(169,247)

Cash flows from investing activities
Purchase of fixed asset	(26,400)	-
Net cash used in investing activities	(26,400)	-

Cash flows from financing activities
Proceeds from issuance of stock	275,000	-
Bank overdraft	-	689
Proceeds from notes payable	15,000	-
Net advance from related parties	1,969	168,558
Net cash provided by financing activities	291,969	169,247

Net increase in cash	167,653	-
Cash at the beginning of the year	-	-
CASH, END OF PERIOD	$167,653	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of convertible notes payable to common stock	$-	$(40,000)
Convertible note proceeds received by related party	$-	$108,500

See accompanying notes to consolidated financial statements

GeneThera, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively, the “Company”).  The Company has a long standing research collaboration with GTI Research. GTI Research is assisting the Company in managing the robotic technology project. The Company’s CEO is also collaborating with this project in order for the Company’s research and development to finally become commercial in order to generate revenues.

The Company is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Revenue Recognition

There were no revenues during the years ended December 31, 2017 and 2016.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share, and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. As the Company is in a loss position, any calculation of the dilutive effects of the Company’s convertible securities would reduce the loss per share amount, and, as such, the Company will not perform the calculation. The weighted average potentially dilutive shares underlying the Company’s convertible securities excluded from the calculation of earnings per share as they would be anti-dilutive were 179,976,248 and 170,285,510 as of December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued expenses and notes payable approximates fair value due to the short term nature of these accounts.

Recently Issued Accounting Pronouncements

Accounting for Leases. In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (the “New Lease Standard”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. The New Lease Standard is effective for fiscal years and interim periods beginning after December 15, 2018. The Company will adopt this standard effective January 1, 2019. The Company has not finalized its assessment but believes this standard will have a significant impact on the Company’s consolidated balance sheet. The standard is not expected to have a material impact on the Company’s results of operations or cash flows. The primary effect of adopting the New Lease Standard will be to record an asset and obligation for the Company’s operating lease which commenced in 2018.

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $26,571,461 and negative working capital of $7,225,628 as of December 31, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued Expenses

The following is the breakdown of the Company’s accrued expenses as of December 31, 2017 and 2016:

	2017	2016
Accrued officer salaries	$4,007,415	$3,574,419
Accrued interest	112,546	71,205
Accrued expenses- other	15,849	15,849
Total accrued expenses	$4,135,810	$3,661,473

Note 4 – Related Party Transactions

The Company has an outstanding loan payable to Antonio Milici, its CEO and stockholder amounting to $693,155 and $676,796 as of December 31, 2017 and 2016, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan payable to Tannya Irizarry, its COO and stockholder, amounting to $101,172 and $90,356 as December 31, 2017 and 2016, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

The Company had payable for Setna Holdings in amount of $262,085 in 2016 and $0 in 2017.  The managing director of Setna Holdings is Dr. Milici’s son.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the years ended December 31, 2017 and 2016, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $477 and $1,188, respectively.

Note 5 – Extinguishment of Debt

The Company has written off $33,913 from accounts payable for a gain on extinguishment of liabilities in 2017. A total of $189,567 was written off in 2016.

Note 6 – Convertible Notes Payable

During fiscal 2016, the Company borrowed additional money from investors and issued convertible notes in the aggregate principal amount of $108,500, due on demand, bearing interest at an annual rate of 8%.  The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As December 31, 2017 and 2016, the outstanding principal and interest on these notes was $596,683 and $557,566, respectively.

Note 7- Stockholders’ Equity

Preferred Stock

The Company has authorized 30,000,000 shares of Series A Preferred Stock, $.001 par value, and 20,000,000 shares of Series B Preferred Stock, $.001 par value.

As of December 31, 2017, the Company had agreed to issue 7,350 shares of Series A Preferred Stock, but no shares were issued and outstanding.

As of December 31, 2017, the Company had agreed to issue 16,374,286 shares of Series B Preferred Stock, but no shares were issued and outstanding.

The Series A Preferred Stock to be issued per the purchase agreements with investors during 2017 were valued based on the agreed upon purchase price of $100 shares. There was no value assigned to the imbedded conversion feature as it was out of the money and did not qualify for bifurcation base on the terms.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $.001 par value.  As of December 31, 2017 and 2016, there were 40,064,983 and 40,064,983 shares of common stock issued and outstanding, respectively.

During the twelve months ended December 31, 2016, the Company issued an aggregate of 3,454,347 shares of common stock valued at $117,050 in exchange for services and property, including 918,368 shares valued at $45,000 to an officer for services; 654,082 shares valued at $32,050 to two vendors for consulting services; and 1,881,897 shares of common stock were issued for converted notes valued at $40,000.

As of December 31, 2016, an additional 1,783,332 shares valued at $53,572 were yet to be issued pursuant to convertible notes payable that were converted.

Paid in Capital

During the end of the year, the Company adjusted paid in capital of $25,000 from accounts payable for funds received from a stock transaction for which the shares have been issued.

The Company had a gain on extinguishment of $256,940 for the write-off of a liability previously recorded in accounts payable-related party from a company controlled by a family member of CEO that had been forgiven through the operation of law through the voluntary dissolution of the creditor’s legal entity.

Note 8 – Commitments and Contingencies

Employment Agreements

On January 8, 2017, the Company entered into an employment agreement with Antonio Milici, its chief executive officer and chief scientific officer, for a five year term. On the same date, the Company also entered into an employment agreement with Tannya L. Irizarry, its chief administrative officer and interim chief financial officer, for a five year term.

The Company agreed to pay Dr. Milici a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal 2017 and 2016, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued. Dr. Milici has waived his right to receive Series B Convertible Preferred Stock in 2018.

The Company agreed to pay Ms. Irizarry a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. Ms. Irizarry is also entitled to a leased Company vehicle of her selection.  At the end of aforementioned Lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal 2017 and 2016, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued. Ms. Irizarry has waived her right to receive Series B Convertible Preferred Stock in 2018.

Legal Contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and stockholders over various contracts and agreements. Other than those outstanding judgments listed below, no other legal claims have been made or are known at this time.

On June 6, 2008, a judgement was issued against the Company in the case of MAG Capital, LLC aka Mercator Momentum Fund III LP, Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. v. the Company in the Orange County District Court in the State of California in the amount of $37,721. The Company has not satisfied the judgment.

On February 10, 2009, a judgement was issued against the Company in the case of Centennial Credit Corporation v. the Company Jefferson County District Court in the State of Colorado in the amount of $967. The Company has not satisfied the judgment.

In June 2009, a judgement was issued against the Company in the case of James Tufts v. the Company in the Small Claims Court in Jefferson County Colorado in the amount of $4,000 plus expenses from a London trip. The Company has not satisfied the judgment.

On June 26, 2009, a judgement was issued against the Company in the case of Enterprise Leasing Company of Denver v. the Company in the Jefferson County District Court in the State of Colorado in the amount of $78,178. The Company has not satisfied the judgment.

On August 17, 2010, a judgement was issued against the Company in the case of Banc of America Leasing v. the Company in the Oakland County District in Troy, Michigan in the amount of $24,183. The Company has not satisfied the judgment.

On September 23, 2010, a judgement was issued against the Company in the case of Liberty Acquisitions v. the Company in the Jefferson County Court in the State of Colorado in the amount of $3,300. The Company has not satisfied the judgment.

Beginning in November 2010 and through July 2011, Gold X Change, Inc. (“GXC”) invested approximately $132,000 in the aggregate in the Company’s convertible notes. In July 2011, a dispute arose between the Company and GXC as to the number of shares issuable upon conversion of the convertible notes.  In order to resolve this dispute, the Company and GXC agreed to issue a total of 24 million shares of the Company’s common stock in the name of GXC; provided that GXC deposit such shares into an escrow account with an escrow agent.  Under the terms of the escrow agreement, these shares would only be released to GXC if GXC invested a an additional $1 million into the Company within one year, which ended on September 30, 2012.  During the one year period, GXC only invested $880,162.  As a result of GXC’s failure to invest the full $1 million within the one year time period as required by the escrow agreement, GXC was in default under the escrow agreement and the 24 million shares were cancelled. The $880,162 paid by GXC to the Company was deemed to be the cost of the 1,189,300 shares of the Company’s common stock that was already held by GXC.

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

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of the due date and default interest at 18% is being accrued on the outstanding judgment balance.

Note 9 – Income Taxes

The Company has federal and state net operating loss carryforwards totaling $12,612,634 and 11,854,914 at December 31, 2017 and 2016, respectively. Subject to certain limitations (including limitations under Section 382 of the Internal Revenue Code), the carryforwards are available to offset future taxable income through 2036. The amount of change in the deferred tax asset and the related valuation allowance was approximately $357,468 during the year ending December 31, 2017, compared to approximately $224,382 in the year ending December 31, 2016.

Net deferred tax assets consist of the following components as of December 31:

	2017	2016
Deferred Tax Assets:
NOL Carryover	$3,232,618	$4,640,919
Less valuation allowance	(3,232,618)	(4,640,919)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate to pretax loss from continuing operations for the period ended December 31, due to the following:

	2017	2016
Book loss	$(265,202)	$(272,622)

State loss	(35,082)	(36,064)
Valuation allowance	300,284	308,686
	$-	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate Alternative Minimum Tax and changing how existing Alternative Minimum Tax credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and changing limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated.

The Company remeasured its deferred tax assets as of December 31, 2017, which resulted in an increase in deferred tax assets and corresponding valuation allowance increase of $1,765,769.

Note 10 – Subsequent Events

Lease Agreement

On January 1, 2018, the Company entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc., a related party, the Company’s scientific robotic technology collaborator, for 75 months. GTI Research, Inc. required payment of $12,000 security deposit in December of 2017. Monthly base rents per square foot under this lease are as follows:

Period	Monthly Base Rent
01/01/18 – 03/31/18	$0.00/SF
04/01/18 – 03/31/19	$9.00/SF
04/01/19 – 03/31/20	$10.00/SF
04/01/20 – 03/31/21	$11.00/SF
04/01/21 – 03/31/22	$12.00/SF
04/01/22 – 03/31/23	$13.00/SF
04/01/23 – 03/31/24	$14.00/SF

In addition to the foregoing, the Company is required to pay its proportionate share of all real estate taxes, building insurance and maintenance costs.

Milestones Investment Agreement

In March 2018, the Company entered into a Milestones Investment Agreement with FOGT, LLC, pursuant to which FOGT, LLC has agreed to invest and purchase up to $5 million of Series A Convertible Preferred Stock pending completion of certain milestones.  To date, FOGT, LLC has invested $550,000 and the Company agreed to issue 5,500 shares of Series A Convertible Preferred Stock. FOGT, LLC has agreed to invest additional amounts as follows: (i) $1,200,000 upon the Company effecting all filings with the SEC as required pursuant to the Exchange Act; (ii) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (iii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity.

Designation of Series A Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series A Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series A Convertible Preferred Stock. Pursuant to the Series A Certificate of Designation, the Company designated 20,000,000 shares of its preferred stock as Series A Convertible Preferred Stock. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

•Dividends. Holders of shares of Series A Convertible Preferred Stock are not entitled to dividends.

•Liquidation. Upon any dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), holders of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series A Liquidation Preference”).  If upon any Liquidation the amounts payable with respect to the Series A Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series A Convertible Preferred Stock are not paid in full, the holders of Series A Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled.  After the payment of the Series A Liquidation Preference shall have been made in full to the holders of the Series A Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series A Convertible Preferred Stock and the common stock, collectively, as one class.

•Voting. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Series A Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series A Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series A Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series A Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series A Convertible Preferred Stock.

•Conversion. Each holder of shares of Series A Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series A Convertible Preferred Stock may be converted (the “Conversion Rate”) shall be determined according to the terms of a stock purchase agreement between the Company and the holder. In addition, each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock, at the then applicable Conversion Rate, upon the earlier of (i) the closing of a public offering of equity or equity equivalent securities resulting in minimum gross proceeds to the Company of $20 million and (ii) upon the Company’s common stock trading at or above $6.00 per share for 20 out of 30 consecutive trading days; provided that prior to the event specified by (ii) above, the Company shall have (y) an effective registration statement on file with the SEC registering the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock and (ii) obtained the approval for listing the common stock on any national securities exchange.  The Conversion Rate is subject to customary adjustments as described in the Series A Certificate of Designation.

•Redemption. The Series A Convertible Preferred Stock is not redeemable.

The Company has entered into stock purchase agreements with the holders of the Series A Convertible Preferred Stock, pursuant which the parties agreed on the conversion rate of 400 shares of common stock for each share of Series A Convertible Preferred Stock.

Designation of Series B Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series B Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series B Convertible Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 30,000,000 shares of its preferred stock as Series B Convertible Preferred Stock. Following is a summary of the material terms of the Series B Convertible Preferred Stock:

•Dividends. Holders of shares of Series B Convertible Preferred Stock are not entitled to dividends.

•Liquidation. Upon any Liquidation, holders of Series B Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series B Liquidation Preference”).  If upon any Liquidation the amounts payable with respect to the Series B Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series B Convertible Preferred Stock are not paid in full, the holders of Series B Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled.  After the payment of the Series B Liquidation Preference shall have been made in full to the holders of the Series B Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series B Convertible Preferred Stock and the common stock, collectively, as one class.

•Voting. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast 20 votes per share. Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series B Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series B Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series B Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series B Convertible Preferred Stock.

•Conversion. Each holder of shares of Series B Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series B Convertible Preferred Stock may be converted is ten shares of common stock for each share of Series B Convertible Preferred Stock.

•Redemption. The Series B Convertible Preferred Stock is not redeemable.

Conversion of Convertible Notes

During 2018, the Company has received conversion notices on convertible notes totaling $68,460, plus accrued interest which will be converted into shares of the Company's common stock at conversion prices between $0.015 and $0.03.

GENETHERA, INC.

AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016

GeneThera, Inc.

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$10,248	$-
Total current assets	10,248	-
Office and laboratory equipment and leasehold improvements	729,859	729,859
Less: Accumulated depreciation	(729,859)	(729,859)
TOTAL ASSETS	$10,248	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Bank Overdraft	$-	$348
Accounts payable	776,098	724,582
Accounts payable - related party	257,640	352,441
Accrued expenses	4,017,226	3,661,473
Settlement payable	369,880	325,885
Notes payable	25,800	10,800
Convertible notes payable, net of discount	488,960	488,959
Loan from shareholder	799,144	676,796
Contingency	880,162	880,162
Total liabilities	7,614,909	7,121,446

Commitments and Contingencies

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares to be issued as of September 30, 2017 and December 31, 2016, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 16,374,286 and 15,410,000 shares to be issued as of September 30, 2017 and December 31, 2016, respectively	16,374	15,410
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 40,064,983 and 40,064,983 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	40,065	40,065
Common stock to be issued	53,572	53,572
Additional paid-in capital	18,974,218	18,583,242
Accumulated deficit	(26,688,894)	(25,813,740)
Total stockholders’ deficit of GeneThera, Inc.	(7,604,661)	(7,121,446)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,248	$-

See accompanying notes to consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expenses
General and administrative expenses	$1,735	$27,352	$9,656	$197,461
Payroll expenses	108,249	96,000	459,747	378,000
Total operating expenses	109,984	123,352	469,403	575,461
Loss from operations	(109,984)	(123,352)	(469,403)	(575,461)
Other expenses
Interest expense	(35,891)	(19,563)	(109,500)	(107,731)
Loss on write off of investment	-	(110,620)	-	(110,620)
Loss on disposal of asset	-	-	-	(13,000)
Loss on write off of vendor receivable	-	-	(39,310)	-
Total other expense	(35,891)	(130,183)	(148,810)	(231,351)
Net loss before income taxes	(145,875)	(253,535)	(618,213)	(806,812)
Provision for income taxes	-	-	-	-
Net loss	$(145,875)	$(253,535)	$(618,213)	$(806,812)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.0)
Weighted average common shares outstanding - basic and diluted	40,064,983	38,183,086	40,064,983	36,610,636

See accompanying notes to consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(618,213)	$(806,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	135,000	45,000
Amortization of discount on debt	-	85,220
Shares issued for services	-	32,050
Loss on write off of vendor receivables	39,310	-
Loss on abandonment	-	13,000
Loss on investment	-	110,620
Changes in operating assets and liabilities:
Accounts receivable - related parties	-	(34,603)
Accounts payable and accrued expenses - related parties	18,173	36,815
Accounts payable and accrued expenses	411,613	407,242
Net cash used in operating activities	(14,117)	(111,468)

Cash flows from investing activities
Investment in Galtheron Molecular Solutions	-	(100)
Net cash used in investing activities	-	-

Cash flows from financing activities
Bank overdraft	-	686
Proceeds from notes payable	15,000	-
Net advance from related parties	9,365	110,882
Net cash provided by financing activities	24,365	111,568

Net increase in cash	10,248	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$10,248	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of convertible notes payable to common stock	$-	$(40,000)
Convertible note proceeds received by related party	$-	$108,500

See accompanying notes to consolidated financial statements

GeneThera, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively, the “Company”).  The Company has a long standing research collaboration with GTI Research. GTI Research is assisting the Company in managing the robotic technology project. The Company’s CEO is also collaborating with this project in order for the Company’s research and development to finally become commercial in order to generate revenues.

The Company is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Revenue Recognition

There were no revenues during the three and nine months ended September 30, 2017 and 2016.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share, and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. As the Company is in a loss position, any calculation of the dilutive effects of the Company’s convertible securities would reduce the loss per share amount, and, as such, the Company will not perform the calculation. The weighted average potentially dilutive shares underlying the Company’s convertible securities excluded from the calculation of earnings per share as they would be anti-dilutive were 179,450,939 and 170,285,510 as of September 30, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued expenses and notes payable approximates fair value due to the short term nature of these accounts.

Recently Issued Accounting Pronouncements

Accounting for Leases. In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (the “New Lease Standard”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. The New Lease Standard is effective for fiscal years and interim periods beginning after December 15, 2018. The Company will adopt this standard effective January 1, 2019. The Company has not finalized its assessment but believes this standard will have a significant impact on the Company’s consolidated balance sheet. The standard is not expected to have a material impact on the Company’s results of operations or cash flows. The primary effect of adopting the New Lease Standard will be to record an asset and obligation for the Company’s operating lease which commenced in 2018.

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $26,688,894 and negative working capital of $7,604,661 as of September 30, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued Expenses

The following is the breakdown of the Company’s accrued expenses as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accrued officer salaries	$3,899,166	$3,574,419
Accrued interest	102,211	71,205
Accrued expenses- other	15,849	15,849

Total accrued expenses	$4,017,226	$3,661,473

Note 4 – Related Party Transactions

The Company has an outstanding loan payable to Antonio Milici, its CEO and stockholder amounting to $699,809 and $676,796 as of September 30, 2017 and December 31, 2016, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan payable to Tannya Irizarry, its COO and stockholder, amounting to $99,335 and $90,356 as September 30, 2017 and December 31, 2016, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

The Company had payable for Setna Holdings in amount of $262,085 as of December 31, 2016 and $257,640 as of September 30, 2017.  The managing director of Setna Holdings is Dr. Milici’s son.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $0, $0, $0 and $731, respectively.

Note 5 – Convertible Notes Payable

During fiscal 2016, the Company borrowed additional money from investors and issued convertible notes in the aggregate principal amount of $108,500, due on demand, bearing interest at an annual rate of 8%.  The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of September 30, 2017, the total outstanding principal and interest is $586,903. As of September 30, 2016, the total outstanding principal and interest is $573,544.

Note 6- Stockholders’ Equity

Preferred Stock

The Company has authorized 30,000,000 shares of Series A Preferred Stock, $.001 par value, and 20,000,000 shares of Series B Preferred Stock, $.001 par value.

As of September 30, 2017, the Company had agreed to issue 4,600 shares of Series A Preferred Stock, but no shares were issued and outstanding.

As of September 30, 2017, the Company had agreed to issue 16,374,286 shares of Series B Preferred Stock, but no shares were issued and outstanding.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $.001 par value.  As of September 30, 2017 and December 31, 2016, there were 40,064,983 and 40,064,983 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2016, the Company issued an aggregate of 3,454,347 shares of common stock valued at $117,050 in exchange for services and property, including 918,368 shares valued at $45,000 to an officer for services; 654,082 shares valued at $32,050 to two vendors for consulting services; and 1,881,897 shares of common stock were issued for converted notes valued at $40,000.

As of September 30, 2017, an additional 1,783,332 shares valued at $53,572 were yet to be issued pursuant to convertible notes payable that were converted.

Paid in Capital

During the end of the year, the Company adjusted paid in capital of $25,000 from accounts payable for funds received from a stock transaction for which the shares have been issued.

The Company had a gain on extinguishment of $256,940 for the write-off of a liability previously recorded in accounts payable-related party from a company controlled by a family member of CEO that had been forgiven through the operation of law through the voluntary dissolution of the creditor’s legal entity.

Note 7 – Commitments and Contingencies

Employment Agreements

On January 8, 2017, the Company entered into an employment agreement with Antonio Milici, its chief executive officer and chief scientific officer, for a five year term. On the same date, the Company also entered into an employment agreement with Tannya L. Irizarry, its chief administrative officer and interim chief financial officer, for a five year term.

The Company agreed to pay Dr. Milici a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal 2017 and 2016, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued. Dr. Milici has waived his right to receive Series B Convertible Preferred Stock in 2018.

The Company agreed to pay Ms. Irizarry a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. Ms. Irizarry is also entitled to a leased Company vehicle of her selection.  At the end of aforementioned Lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal 2017 and 2016, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued. Ms. Irizarry has waived her right to receive Series B Convertible Preferred Stock in 2018.

Legal Contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and stockholders over various contracts and agreements. Other than those outstanding judgments listed below, no other legal claims have been made or are known at this time.

On June 6, 2008, a judgement was issued against the Company in the case of MAG Capital, LLC aka Mercator Momentum Fund III LP, Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. v. the Company in the Orange County District Court in the State of California in the amount of $37,721. The Company has not satisfied the judgment.

On February 10, 2009, a judgement was issued against the Company in the case of Centennial Credit Corporation v. the Company Jefferson County District Court in the State of Colorado in the amount of $967. The Company has not satisfied the judgment.

In June 2009, a judgement was issued against the Company in the case of James Tufts v. the Company in the Small Claims Court in Jefferson County Colorado in the amount of $4,000 plus expenses from a London trip. The Company has not satisfied the judgment.

On June 26, 2009, a judgement was issued against the Company in the case of Enterprise Leasing Company of Denver v. the Company in the Jefferson County District Court in the State of Colorado in the amount of $78,178. The Company has not satisfied the judgment.

On August 17, 2010, a judgement was issued against the Company in the case of Banc of America Leasing v. the Company in the Oakland County District in Troy, Michigan in the amount of $24,183. The Company has not satisfied the judgment.

On September 23, 2010, a judgement was issued against the Company in the case of Liberty Acquisitions v. the Company in the Jefferson County Court in the State of Colorado in the amount of $3,300. The Company has not satisfied the judgment.

Beginning in November 2010 and through July 2011, Gold X Change, Inc. (“GXC”) invested approximately $132,000 in the aggregate in the Company’s convertible notes. In July 2011, a dispute arose between the Company and GXC as to the number of shares issuable upon conversion of the convertible notes.  In order to resolve this dispute, the Company and GXC agreed to issue a total of 24 million shares of the Company’s common stock in the name of GXC; provided that GXC deposit such shares into an escrow account with an escrow agent.  Under the terms of the escrow agreement, these shares would only be released to GXC if GXC invested a an additional $1 million into the Company within one year, which ended on September 30, 2012.  During the one year period, GXC only invested $880,162.  As a result of GXC’s failure to invest the full $1 million within the one year time period as required by the escrow agreement, GXC was in default under the escrow agreement and the 24 million shares were cancelled. The $880,162 paid by GXC to the Company was deemed to be the cost of the 1,189,300 shares of the Company’s common stock that was already held by GXC.

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

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of the due date and default interest at 18% is being accrued on the outstanding judgment balance.

Note 8 – Income Taxes

The Company has federal and state net operating loss carryforwards totaling $12,473,127 and 11,854,914 at September 30, 2017 and December 31, 2016, respectively. Subject to certain limitations (including limitations under Section 382 of the Internal Revenue Code), the carryforwards are available to offset future taxable income through 2036. The amount of change in the deferred tax asset and the related valuation allowance was approximately $302,182 during the period ending September 30, 2017, compared to approximately $224,382 in the year ending December 31, 2016.

Net deferred tax assets consist of the following components as of September 30, 2017 and December 31, 2016:

	2017	2016
Deferred Tax Assets:
NOL Carryover	$4,943,100	$4,640,919
Less valuation allowance	(4,943,100)	(4,640,919)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate to pretax loss from continuing operations for the nine month period ended September 30, 2017 and year ended December 31, 2016, due to the following:

	2017	2016
Book loss	$(216,375)	$(272,622)
State Tax	(28,623)	(36,064)
Valuation allowance	244,998	308,686
	$-	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate Alternative

Minimum Tax and changing how existing Alternative Minimum Tax credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and changing limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated.

Note 9 – Subsequent Events

Lease Agreement

On January 1, 2018, the Company entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc., a related party, the Company’s scientific robotic technology collaborator, for 75 months. GTI Research, Inc. required payment of $12,000 security deposit in December of 2017. Monthly base rents per square foot under this lease are as follows:

Period	Monthly Base Rent
01/01/18 – 03/31/18	$0.00/SF
04/01/18 – 03/31/19	$9.00/SF
04/01/19 – 03/31/20	$10.00/SF
04/01/20 – 03/31/21	$11.00/SF
04/01/21 – 03/31/22	$12.00/SF
04/01/22 – 03/31/23	$13.00/SF
04/01/23 – 03/31/24	$14.00/SF

In addition to the foregoing, the Company is required to pay its proportionate share of all real estate taxes, building insurance and maintenance costs.

Milestones Investment Agreement

In March 2018, the Company entered into a Milestones Investment Agreement with FOGT, LLC, pursuant to which FOGT, LLC has agreed to invest and purchase up to $5 million of Series A Convertible Preferred Stock pending completion of certain milestones.  To date, FOGT, LLC has invested $550,000 and the Company agreed to issue 5,500 shares of Series A Convertible Preferred Stock. FOGT, LLC has agreed to invest additional amounts as follows: (i) $1,200,000 upon the Company effecting all filings with the SEC as required pursuant to the Exchange Act; (ii) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (iii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity.

Designation of Series A Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series A Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series A Convertible Preferred Stock. Pursuant to the Series A Certificate of Designation, the Company designated 20,000,000 shares of its preferred stock as Series A Convertible Preferred Stock. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

•Dividends. Holders of shares of Series A Convertible Preferred Stock are not entitled to dividends.

•Liquidation. Upon any dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), holders of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series A Liquidation Preference”).  If upon any Liquidation the amounts payable with respect to the Series A Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series A Convertible Preferred Stock are not paid in full, the holders of Series A Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled.  After the payment of the Series

A Liquidation Preference shall have been made in full to the holders of the Series A Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series A Convertible Preferred Stock and the common stock, collectively, as one class.

•Voting. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Series A Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series A Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series A Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series A Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series A Convertible Preferred Stock.

•Conversion. Each holder of shares of Series A Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series A Convertible Preferred Stock may be converted (the “Conversion Rate”) shall be determined according to the terms of a stock purchase agreement between the Company and the holder. In addition, each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock, at the then applicable Conversion Rate, upon the earlier of (i) the closing of a public offering of equity or equity equivalent securities resulting in minimum gross proceeds to the Company of $20 million and (ii) upon the Company’s common stock trading at or above $6.00 per share for 20 out of 30 consecutive trading days; provided that prior to the event specified by (ii) above, the Company shall have (y) an effective registration statement on file with the SEC registering the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock and (ii) obtained the approval for listing the common stock on any national securities exchange.  The Conversion Rate is subject to customary adjustments as described in the Series A Certificate of Designation.

•Redemption. The Series A Convertible Preferred Stock is not redeemable.

The Company has entered into stock purchase agreements with the holders of the Series A Convertible Preferred Stock, pursuant which the parties agreed on the conversion rate of 400 shares of common stock for each share of Series A Convertible Preferred Stock.

Designation of Series B Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series B Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series B Convertible Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 30,000,000 shares of its preferred stock as Series B Convertible Preferred Stock. Following is a summary of the material terms of the Series B Convertible Preferred Stock:

•Dividends. Holders of shares of Series B Convertible Preferred Stock are not entitled to dividends.

•Liquidation. Upon any Liquidation, holders of Series B Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series B Liquidation Preference”).  If upon any Liquidation the amounts payable with respect to the Series B Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series B Convertible Preferred Stock are not paid in full, the holders of Series B Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled.  After the payment of the Series B Liquidation Preference shall have been made in full to the holders of the Series B Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series B Convertible Preferred Stock and the common stock, collectively, as one class.

•Voting. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast 20 votes per share. Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series B Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series B Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series B Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series B Convertible Preferred Stock.

•Conversion. Each holder of shares of Series B Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series B Convertible Preferred Stock may be converted is ten shares of common stock for each share of Series B Convertible Preferred Stock.

•Redemption. The Series B Convertible Preferred Stock is not redeemable.

Conversion of Convertible Notes

During 2018, the Company has received conversion notices on convertible notes totaling $68,460, plus accrued interest which will be converted into shares of the Company's common stock at conversion prices between $0.015 and $0.03.

GENETHERA, INC.

AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

GeneThera, Inc.

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$10,050	$-
Total current assets	10,050	-
Office and laboratory equipment and leasehold improvements	729,859	729,859
Less: Accumulated depreciation	(729,859)	(729,859)
TOTAL ASSETS	$10,050	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Bank Overdraft	$-	$348
Accounts payable	770,852	724,582
Accounts payable - related party	258,444	352,441
Accrued expenses	3,898,641	3,661,473
Settlement payable	355,215	325,885
Notes payable	25,800	10,800
Convertible notes payable, net of discount	488,960	488,959
Loan from shareholder	790,761	676,796
Contingency	880,162	880,162
Total liabilities	7,468,835	7,121,446

Commitments and Contingencies

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares to be issued as of June 30, 2017 and December 31, 2016, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 16,374,286 and 15,410,000 shares to be issued as of June 30, 2017 and December 31, 2016, respectively	16,374	15,410
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 40,064,983 and 40,064,983 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	40,065	40,065
Common stock to be issued	53,572	53,572
Additional paid-in capital	18,974,218	18,583,242
Accumulated deficit	(26,543,019)	(25,813,740)
Total stockholders’ deficit of GeneThera, Inc.	(7,458,785)	(7,121,446)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,050	$-

See accompanying notes to consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expenses
General and administrative expenses	$6,606	$95,353	$7,921	$170,109
Payroll expenses	108,249	96,000	351,498	282,000
Total operating expenses	114,855	191,353	359,419	452,109
Loss from operations	(114,855)	(191,353)	(359,419)	(452,109)
Other expenses
Interest expense	(37,766)	(32,464)	(73,609)	(88,168)
Loss on disposal of asset	-	-	-	(13,000)
Loss on write off of vendor receivables	-	-	(39,310)	-
Total other expense	(37,766)	(32,464)	(112,919)	(101,168)
Net loss before income taxes	(152,621)	(223,817)	(472,338)	(553,277)
Provision for income taxes	-	-	-	-
Net loss	$(152,621)	$(223,817)	$(472,338)	$(553,277)

Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	40,064,983	38,183,086	40,064,983	36,610,636

See accompanying notes to consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(472,338)	$(553,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	135,000	45,000
Amortization of discount on debt	-	60,325
Shares issued for services	-	77,050
Loss on write off of vendor receivables	39,310	-
Loss on abandonment	-	13,000
Changes in operating assets and liabilities:
Accounts receivable - related parties	-	(32,099)
Accounts payable and accrued expenses - related parties	11,955	7,822
Accounts payable and accrued expenses	273,119	267,993
Net cash used in operating activities	(12,954)	(114,168)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Bank overdraft	-	686
Proceeds from notes payable	15,000	-
Net advance from related parties	8,004	113,500
Net cash provided by financing activities	23,004	114,186

Net increase in cash	10,050	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$10,050	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of convertible notes payable to common stock	$-	$(40,000)
Convertible note proceeds received by related party	$-	$113,500

See accompanying notes to consolidated financial statements

GeneThera, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively, the “Company”).  The Company has a long standing research collaboration with GTI Research. GTI Research is assisting the Company in managing the robotic technology project. The Company’s CEO is also collaborating with this project in order for the Company’s research and development to finally become commercial in order to generate revenues.

The Company is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Revenue Recognition

There were no revenues during the three and six months ended June 30, 2017 and 2016.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share, and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. As the Company is in a loss position, any calculation of the dilutive effects of the Company’s convertible securities would reduce the loss per share amount, and, as such, the Company will not perform the calculation. The weighted average potentially dilutive shares underlying the Company’s convertible securities excluded from the calculation of earnings per share as they would be anti-dilutive were 178,391,674 and 170,285,510 as of June 30, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued expenses and notes payable approximates fair value due to the short term nature of these accounts.

Recently Issued Accounting Pronouncements

Accounting for Leases. In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (the “New Lease Standard”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. The New Lease Standard is effective for fiscal years and interim periods beginning after December 15, 2018. The Company will adopt this standard effective January 1, 2019. The Company has not finalized its assessment but believes this standard will have a significant impact on the Company’s consolidated balance sheet. The standard is not expected to have a material impact on the Company’s results of operations or cash flows. The primary effect of adopting the New Lease Standard will be to record an asset and obligation for the Company’s operating lease which commenced in 2018.

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $26,543,019 and negative working capital of $7,458,785 as of June 30, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued Expenses

The following is the breakdown of the Company’s accrued expenses as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accrued officer salaries	$3,790,917	$3,574,419
Accrued interest	91,875	71,205
Accrued expenses- other	15,849	15,849

Total accrued expenses	$3,898,641	$3,661,473

Note 4 – Related Party Transactions

The Company has an outstanding loan payable to Antonio Milici, its CEO and stockholder amounting to $693,263 and $676,796 as of June 30, 2017 and December 31, 2016, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan payable to Tannya Irizarry, its COO and stockholder, amounting to $97,499 and $90,356 as June 30, 2017 and December 31, 2016, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

The Company had payable for Setna Holdings in amount of $262,085 as of December 31, 2016 and $258,444 as of June 30, 2017.  The managing director of Setna Holdings is Dr. Milici’s son.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $0, $681, $0 and $731, respectively.

Note 5 – Convertible Notes Payable

During fiscal 2016, the Company borrowed additional money from investors and issued convertible notes in the aggregate principal amount of $108,500, due on demand, bearing interest at an annual rate of 8%.  The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of June 30, 2017, the total outstanding principal and interest is $577,124. As of June 30, 2016, the total outstanding principal and interest is $588,206.

Note 6- Stockholders’ Equity

Preferred Stock

The Company has authorized 30,000,000 shares of Series A Preferred Stock, $.001 par value, and 20,000,000 shares of Series B Preferred Stock, $.001 par value.

As of June 30, 2017, the Company had agreed to issue 4,600 shares of Series A Preferred Stock, but no shares were issued and outstanding.

As of June 30, 2017, the Company had agreed to issue 16,374,286 shares of Series B Preferred Stock, but no shares were issued and outstanding.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $.001 par value.  As of June 30, 2017 and December 31, 2016, there were 40,064,983 and 40,064,983 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2016, the Company issued an aggregate of 3,454,347 shares of common stock valued at $117,050 in exchange for services and property, including 918,368 shares valued at $45,000 to an officer for services; 654,082 shares valued at $32,050 to two vendors for consulting services; and 1,881,897 shares of common stock were issued for converted notes valued at $40,000.

As of June 30, 2017, an additional 1,783,332 shares valued at $53,572 were yet to be issued pursuant to convertible notes payable that were converted.

Paid in Capital

During the end of the year, the Company adjusted paid in capital of $25,000 from accounts payable for funds received from a stock transaction for which the shares have been issued.

The Company had a gain on extinguishment of $256,940 for the write-off of a liability previously recorded in accounts payable-related party from a company controlled by a family member of CEO that had been forgiven through the operation of law through the voluntary dissolution of the creditor’s legal entity.

Note 7 – Commitments and Contingencies

Employment Agreements

On January 8, 2017, the Company entered into an employment agreement with Antonio Milici, its chief executive officer and chief scientific officer, for a five year term. On the same date, the Company also entered into an employment agreement with Tannya L. Irizarry, its chief administrative officer and interim chief financial officer, for a five year term.

The Company agreed to pay Dr. Milici a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal 2017 and 2016, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued. Dr. Milici has waived his right to receive Series B Convertible Preferred Stock in 2018.

The Company agreed to pay Ms. Irizarry a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. Ms. Irizarry is also entitled to a leased Company vehicle of her selection.  At the end of aforementioned Lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal 2017 and 2016, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued. Ms. Irizarry has waived her right to receive Series B Convertible Preferred Stock in 2018.

Legal Contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and stockholders over various contracts and agreements. Other than those outstanding judgments listed below, no other legal claims have been made or are known at this time.

On June 6, 2008, a judgement was issued against the Company in the case of MAG Capital, LLC aka Mercator Momentum Fund III LP, Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. v. the Company in the Orange County District Court in the State of California in the amount of $37,721. The Company has not satisfied the judgment.

On February 10, 2009, a judgement was issued against the Company in the case of Centennial Credit Corporation v. the Company Jefferson County District Court in the State of Colorado in the amount of $967. The Company has not satisfied the judgment.

In June 2009, a judgement was issued against the Company in the case of James Tufts v. the Company in the Small Claims Court in Jefferson County Colorado in the amount of $4,000 plus expenses from a London trip. The Company has not satisfied the judgment.

On June 26, 2009, a judgement was issued against the Company in the case of Enterprise Leasing Company of Denver v. the Company in the Jefferson County District Court in the State of Colorado in the amount of $78,178. The Company has not satisfied the judgment.

On August 17, 2010, a judgement was issued against the Company in the case of Banc of America Leasing v. the Company in the Oakland County District in Troy, Michigan in the amount of $24,183. The Company has not satisfied the judgment.

On September 23, 2010, a judgement was issued against the Company in the case of Liberty Acquisitions v. the Company in the Jefferson County Court in the State of Colorado in the amount of $3,300. The Company has not satisfied the judgment.

Beginning in November 2010 and through July 2011, Gold X Change, Inc. (“GXC”) invested approximately $132,000 in the aggregate in the Company’s convertible notes. In July 2011, a dispute arose between the Company and GXC as to the number of shares issuable upon conversion of the convertible notes.  In order to resolve this dispute, the Company and GXC agreed to issue a total of 24 million shares of the Company’s common stock in the name of GXC; provided that GXC deposit such shares into an escrow account with an escrow agent.  Under the terms of the escrow agreement, these shares would only be released to GXC if GXC invested a an additional $1 million into the Company within one year, which ended on September 30, 2012.  During the one year period, GXC only invested $880,162.  As a result of GXC’s failure to invest the full $1 million within the one year time period as required by the escrow agreement, GXC was in default under the escrow agreement and the 24 million shares were cancelled. The $880,162 paid by GXC to the Company was deemed to be the cost of the 1,189,300 shares of the Company’s common stock that was already held by GXC.

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

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of the due date and default interest at 18% is being accrued on the outstanding judgment balance.

Note 8 – Income Taxes

The Company has federal and state net operating loss carryforwards totaling $12,327,252 and 11,854,914 at June 30, 2017 and December 31, 2016, respectively. Subject to certain limitations (including limitations under Section 382 of the Internal Revenue Code), the carryforwards are available to offset future taxable income through 2036. The amount of change in the deferred tax asset and the related valuation allowance was approximately $244,371 during the period ended June 30, 2017, compared to approximately $224,382 in the year ending December 31, 2016.

Net deferred tax assets consist of the following components as of June 30, 2017 and December 31, 2016:

	2017	2016
Deferred Tax Assets:
NOL Carryover	$4,885,290	$4,640,919
Less valuation allowance	(4,885,290)	(4,640,919)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate to pretax income from continuing operations for the six month period ended June 30, 2017 and year ended December 31, 2016, due to the following:

	2017	2016
Book loss	$(165,318)	$(272,622)
State Tax	(21,869)	(36,064)
Valuation allowance	185,188	308,686
	$-	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate Alternative

Minimum Tax and changing how existing Alternative Minimum Tax credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and changing limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated.

Note 9 – Subsequent Events

Lease Agreement

On January 1, 2018, the Company entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc., a related party, the Company’s scientific robotic technology collaborator, for 75 months. GTI Research, Inc. required payment of $12,000 security deposit in December of 2017. Monthly base rents per square foot under this lease are as follows:

Period	Monthly Base Rent
01/01/18 – 03/31/18	$0.00/SF
04/01/18 – 03/31/19	$9.00/SF
04/01/19 – 03/31/20	$10.00/SF
04/01/20 – 03/31/21	$11.00/SF
04/01/21 – 03/31/22	$12.00/SF
04/01/22 – 03/31/23	$13.00/SF
04/01/23 – 03/31/24	$14.00/SF

In addition to the foregoing, the Company is required to pay its proportionate share of all real estate taxes, building insurance and maintenance costs.

Milestones Investment Agreement

In March 2018, the Company entered into a Milestones Investment Agreement with FOGT, LLC, pursuant to which FOGT, LLC has agreed to invest and purchase up to $5 million of Series A Convertible Preferred Stock pending completion of certain milestones.  To date, FOGT, LLC has invested $550,000 and the Company agreed to issue 5,500 shares of Series A Convertible Preferred Stock. FOGT, LLC has agreed to invest additional amounts as follows: (i) $1,200,000 upon the Company effecting all filings with the SEC as required pursuant to the Exchange Act; (ii) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (iii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity.

Designation of Series A Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series A Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series A Convertible Preferred Stock. Pursuant to the Series A Certificate of Designation, the Company designated 20,000,000 shares of its preferred stock as Series A Convertible Preferred Stock. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

•Dividends. Holders of shares of Series A Convertible Preferred Stock are not entitled to dividends.

•Liquidation. Upon any dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), holders of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series A Liquidation Preference”).  If upon any Liquidation the amounts payable with respect to the Series A Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series A Convertible Preferred Stock are not paid in full, the holders of Series A Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled.  After the payment of the Series

A Liquidation Preference shall have been made in full to the holders of the Series A Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series A Convertible Preferred Stock and the common stock, collectively, as one class.

•Voting. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Series A Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series A Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series A Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series A Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series A Convertible Preferred Stock.

•Conversion. Each holder of shares of Series A Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series A Convertible Preferred Stock may be converted (the “Conversion Rate”) shall be determined according to the terms of a stock purchase agreement between the Company and the holder. In addition, each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock, at the then applicable Conversion Rate, upon the earlier of (i) the closing of a public offering of equity or equity equivalent securities resulting in minimum gross proceeds to the Company of $20 million and (ii) upon the Company’s common stock trading at or above $6.00 per share for 20 out of 30 consecutive trading days; provided that prior to the event specified by (ii) above, the Company shall have (y) an effective registration statement on file with the SEC registering the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock and (ii) obtained the approval for listing the common stock on any national securities exchange.  The Conversion Rate is subject to customary adjustments as described in the Series A Certificate of Designation.

•Redemption. The Series A Convertible Preferred Stock is not redeemable.

The Company has entered into stock purchase agreements with the holders of the Series A Convertible Preferred Stock, pursuant which the parties agreed on the conversion rate of 400 shares of common stock for each share of Series A Convertible Preferred Stock.

Designation of Series B Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series B Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series B Convertible Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 30,000,000 shares of its preferred stock as Series B Convertible Preferred Stock. Following is a summary of the material terms of the Series B Convertible Preferred Stock:

•Dividends. Holders of shares of Series B Convertible Preferred Stock are not entitled to dividends.

•Liquidation. Upon any Liquidation, holders of Series B Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series B Liquidation Preference”).  If upon any Liquidation the amounts payable with respect to the Series B Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series B Convertible Preferred Stock are not paid in full, the holders of Series B Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled.  After the payment of the Series B Liquidation Preference shall have been made in full to the holders of the Series B Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series B Convertible Preferred Stock and the common stock, collectively, as one class.

•Voting. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast 20 votes per share. Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series B Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series B Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series B Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series B Convertible Preferred Stock.

•Conversion. Each holder of shares of Series B Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series B Convertible Preferred Stock may be converted is ten shares of common stock for each share of Series B Convertible Preferred Stock.

•Redemption. The Series B Convertible Preferred Stock is not redeemable.

Conversion of Convertible Notes

During 2018, the Company has received conversion notices on convertible notes totaling $68,460, plus accrued interest which will be converted into shares of the Company's common stock at conversion prices between $0.015 and $0.03.

GENETHERA, INC.

AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

GeneThera, Inc.

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$10,262	$-
Total current assets	10,262	-
Office and laboratory equipment and leasehold improvements	729,859	729,859
Less: Accumulated depreciation	(729,859)	(729,859)
TOTAL ASSETS	$10,262	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Bank Overdraft	$-	$348
Accounts payable	767,336	724,582
Accounts payable - related party	261,095	352,441
Accrued expenses	3,780,057	3,661,473
Settlement payable	340,550	325,885
Notes payable	20,800	10,800
Convertible notes payable, net of discount	488,960	488,959
Loan from shareholder	777,467	676,796
Contingency	880,162	880,162
Total liabilities	7,316,427	7,121,446

Commitments and Contingencies

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 4,600 shares and 4,600 shares to be issued as of March 31, 2017 and December 31, 2016, respectively	5	5
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 16,374,286 and 15,410,000 shares to be issued as of March 31, 2017 and December 31, 2016, respectively	16,374	15,410
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 40,064,983 and 40,064,983 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	40,065	40,065
Common stock to be issued	53,572	53,572
Additional paid-in capital	18,974,218	18,583,242
Accumulated deficit	(26,390,398)	(25,813,740)
Total stockholders’ deficit of GeneThera, Inc.	(7,306,165)	(7,121,446)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,262	$-

See accompanying notes to consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2017	2016
Expenses
General and administrative expenses	$1,315	$74,756
Payroll expenses	243,249	186,000
Total operating expenses	244,564	260,756
Loss from operations	(244,564)	(260,756)
Other expenses
Interest expense	(35,843)	(55,705)
Loss on disposal of asset	-	(13,000)
Loss on write off of vendor receivables	(39,310)	-
Total other expense	(75,153)	(68,705)
Net loss before income taxes	(319,717)	(329,461)
Provision for income taxes	-	-
Net loss	$(319,717)	$(329,461)

Loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	40,064,983	36,783,433

See accompanying notes to consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(319,717)	$(329,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	135,000	45,000
Amortization of discount on debt	-	42,460
Shares issued for services	-	77,050
Loss on write off of vendor receivables	39,310	-
Loss on abandonment	-	13,000
Changes in operating assets and liabilities:
Accounts receivable - related parties	-	(77)
Accounts payable and accrued expenses - related parties	7,846	96,721
Accounts payable and accrued expenses	136,354	25,300
Net cash used in operating activities	(1,207)	(30,007)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Bank overdraft	-	7
Proceeds from notes payable	10,000	-
Net advance from related parties	1,469	30,000
Net cash provided by financing activities	11,469	30,007

Net increase in cash	10,262	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$10,262	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Convertible note proceeds received by related party	$-	$30,000

See accompanying notes to consolidated financial statements

GeneThera, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively, the “Company”).  The Company has a long standing research collaboration with GTI Research. GTI Research is assisting the Company in managing the robotic technology project. The Company’s CEO is also collaborating with this project in order for the Company’s research and development to finally become commercial in order to generate revenues.

The Company is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Revenue Recognition

There were no revenues during the three months ended March 31, 2017 and 2016.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share, and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. As the Company is in a loss position, any calculation of the dilutive effects of the Company’s convertible securities would reduce the loss per share amount, and, as such, the Company will not perform the calculation. The weighted average potentially dilutive shares underlying the Company’s convertible securities excluded from the calculation of earnings per share as they would be anti-dilutive were 175,213,497 and 170,285,510 as of March 31, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued expenses and notes payable approximates fair value due to the short term nature of these accounts.

Recently Issued Accounting Pronouncements

Accounting for Leases. In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (the “New Lease Standard”). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. The New Lease Standard is effective for fiscal years and interim periods beginning after December 15, 2018. The Company will adopt this standard effective January 1, 2019. The Company has not finalized its assessment but believes this standard will have a significant impact on the Company’s consolidated balance sheet. The standard is not expected to have a material impact on the Company’s results of operations or cash flows. The primary effect of adopting the New Lease Standard will be to record an asset and obligation for the Company’s operating lease which commenced in 2018.

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $26,390,398 and negative working capital of $7,306,165 as of March 31, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued Expenses

The following is the breakdown of the Company’s accrued expenses as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accrued officer salaries	$3,682,668	$3,574,419
Accrued interest	81,540	71,205
Accrued expenses- other	15,849	15,849

Total accrued expenses	$3,780,057	$3,661,473

Note 4 – Related Party Transactions

The Company has an outstanding loan payable to Antonio Milici, its CEO and stockholder amounting to $681,805 and $676,796 as of March 31, 2017 and December 31, 2016, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan payable to Tannya Irizarry, its COO and stockholder, amounting to $95,662 and $90,356 as March 31, 2017 and December 31, 2016, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

The Company had payable for Setna Holdings in amount of $262,085 as of December 31, 2016 and $261,095 as of March 31, 2017.  The managing director of Setna Holdings is Dr. Milici’s son.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the three months ended March 31, 2017 and 2016, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $0 and $50, respectively.

Note 5 – Convertible Notes Payable

During fiscal 2016, the Company borrowed additional money from investors and issued convertible notes in the aggregate principal amount of $108,500, due on demand, bearing interest at an annual rate of 8%.  The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of March 31, 2017, the total outstanding principal and interest is $567,344. As of March 31, 2016, the total outstanding principal and interest is $294,303.

Note 6- Stockholders’ Equity

Preferred Stock

The Company has authorized 30,000,000 shares of Series A Preferred Stock, $.001 par value, and 20,000,000 shares of Series B Preferred Stock, $.001 par value.

As of March 31, 2017, the Company had agreed to issue 4,600 shares of Series A Preferred Stock, but no shares were issued and outstanding.

As of March 31, 2017, the Company had agreed to issue 16,374,286 shares of Series B Preferred Stock, but no shares were issued and outstanding.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $.001 par value.  As of March 31, 2017 and December 31, 2016, there were 40,064,983 and 40,064,983 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2016, the Company issued an aggregate of 3,454,347 shares of common stock valued at $117,050 in exchange for services and property, including 918,368 shares valued at $45,000 to an officer for services; 654,082 shares valued at $32,050 to two vendors for consulting services; and 1,881,897 shares of common stock were issued for converted notes valued at $40,000.

As of March 31, 2017, an additional 1,783,332 shares valued at $53,572 were yet to be issued pursuant to convertible notes payable that were converted.

Paid in Capital

During the end of the year, the Company adjusted paid in capital of $25,000 from accounts payable for funds received from a stock transaction for which the shares have been issued.

The Company had a gain on extinguishment of $256,940 for the write-off of a liability previously recorded in accounts payable-related party from a company controlled by a family member of CEO that had been forgiven through the operation of law through the voluntary dissolution of the creditor’s legal entity.

Note 7 – Commitments and Contingencies

Employment Agreements

On January 8, 2017, the Company entered into an employment agreement with Antonio Milici, its chief executive officer and chief scientific officer, for a five year term. On the same date, the Company also entered into an employment agreement with Tannya L. Irizarry, its chief administrative officer and interim chief financial officer, for a five year term.

The Company agreed to pay Dr. Milici a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal 2017 and 2016, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued. Dr. Milici has waived his right to receive Series B Convertible Preferred Stock in 2018.

The Company agreed to pay Ms. Irizarry a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. Ms. Irizarry is also entitled to a leased Company vehicle of her selection.  At the end of aforementioned Lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal 2017 and 2016, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued. Ms. Irizarry has waived her right to receive Series B Convertible Preferred Stock in 2018.

Legal Contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and stockholders over various contracts and agreements. Other than those outstanding judgments listed below, no other legal claims have been made or are known at this time.

On June 6, 2008, a judgement was issued against the Company in the case of MAG Capital, LLC aka Mercator Momentum Fund III LP, Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. v. the Company in the Orange County District Court in the State of California in the amount of $37,721. The Company has not satisfied the judgment.

On February 10, 2009, a judgement was issued against the Company in the case of Centennial Credit Corporation v. the Company Jefferson County District Court in the State of Colorado in the amount of $967. The Company has not satisfied the judgment.

In June 2009, a judgement was issued against the Company in the case of James Tufts v. the Company in the Small Claims Court in Jefferson County Colorado in the amount of $4,000 plus expenses from a London trip. The Company has not satisfied the judgment.

On June 26, 2009, a judgement was issued against the Company in the case of Enterprise Leasing Company of Denver v. the Company in the Jefferson County District Court in the State of Colorado in the amount of $78,178. The Company has not satisfied the judgment.

On August 17, 2010, a judgement was issued against the Company in the case of Banc of America Leasing v. the Company in the Oakland County District in Troy, Michigan in the amount of $24,183. The Company has not satisfied the judgment.

On September 23, 2010, a judgement was issued against the Company in the case of Liberty Acquisitions v. the Company in the Jefferson County Court in the State of Colorado in the amount of $3,300. The Company has not satisfied the judgment.

Beginning in November 2010 and through July 2011, Gold X Change, Inc. (“GXC”) invested approximately $132,000 in the aggregate in the Company’s convertible notes. In July 2011, a dispute arose between the Company and GXC as to the number of shares issuable upon conversion of the convertible notes.  In order to resolve this dispute, the Company and GXC agreed to issue a total of 24 million shares of the Company’s common stock in the name of GXC; provided that GXC deposit such shares into an escrow account with an escrow agent.  Under the terms of the escrow agreement, these shares would only be released to GXC if GXC invested a an additional $1 million into the Company within one year, which ended on September 30, 2012.  During the one year period, GXC only invested $880,162.  As a result of GXC’s failure to invest the full $1 million within the one year time period as required by the escrow agreement, GXC was in default under the escrow agreement and the 24 million shares were cancelled. The $880,162 paid by GXC to the Company was deemed to be the cost of the 1,189,300 shares of the Company’s common stock that was already held by GXC.

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

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of the due date and default interest at 18% is being accrued on the outstanding judgment balance.

Note 8 – Income Taxes

The Company has federal and state net operating loss carryforwards totaling $12,174,632 and 11,854,914 at March 31, 2017 and December 31,2016, respectively. Subject to certain limitations (including limitations under Section 382 of the Internal Revenue Code), the carryforwards are available to offset future taxable income through 2036. The amount of change in the deferred tax asset and the related valuation allowance was approximately $183,888 during the period ending March 31, 2017, compared to approximately $224,382 in the year ending December 31, 2016.

Net deferred tax assets consist of the following components as of March 31, 2017 and December 31, 2016:

	2017	2016
Deferred Tax Assets:
NOL Carryover	$4,824,807	$4,640,919
Less valuation allowance	(4,824,807)	(4,640,919)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate to pretax income from continuing operations for the three month period ended March 31, 2017 and year ended December 31, 2016, due to the following:

	2017	2016
Book loss	$(111,901)	$(272,622)
State Tax	(14,803)	(36,064)
Valuation allowance	126,704	308,686
	$-	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate Alternative

Minimum Tax and changing how existing Alternative Minimum Tax credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and changing limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated.

Note 9 – Subsequent Events

Lease Agreement

On January 1, 2018, the Company entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc., a related party, the Company’s scientific robotic technology collaborator, for 75 months. GTI Research, Inc. required payment of $12,000 security deposit in December of 2017. Monthly base rents per square foot under this lease are as follows:

Period	Monthly Base Rent
01/01/18 – 03/31/18	$0.00/SF
04/01/18 – 03/31/19	$9.00/SF
04/01/19 – 03/31/20	$10.00/SF
04/01/20 – 03/31/21	$11.00/SF
04/01/21 – 03/31/22	$12.00/SF
04/01/22 – 03/31/23	$13.00/SF
04/01/23 – 03/31/24	$14.00/SF

In addition to the foregoing, the Company is required to pay its proportionate share of all real estate taxes, building insurance and maintenance costs.

Milestones Investment Agreement

In March 2018, the Company entered into a Milestones Investment Agreement with FOGT, LLC, pursuant to which FOGT, LLC has agreed to invest and purchase up to $5 million of Series A Convertible Preferred Stock pending completion of certain milestones.  To date, FOGT, LLC has invested $550,000 and the Company agreed to issue 5,500 shares of Series A Convertible Preferred Stock. FOGT, LLC has agreed to invest additional amounts as follows: (i) $1,200,000 upon the Company effecting all filings with the SEC as required pursuant to the Exchange Act; (ii) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (iii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity.

Designation of Series A Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series A Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series A Convertible Preferred Stock. Pursuant to the Series A Certificate of Designation, the Company designated 20,000,000 shares of its preferred stock as Series A Convertible Preferred Stock. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

•Dividends. Holders of shares of Series A Convertible Preferred Stock are not entitled to dividends.

•Liquidation. Upon any dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), holders of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series A Liquidation Preference”).  If upon any Liquidation the amounts payable with respect to the Series A Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series A Convertible Preferred Stock are not paid in full, the holders of Series A Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled.  After the payment of the Series

A Liquidation Preference shall have been made in full to the holders of the Series A Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series A Convertible Preferred Stock and the common stock, collectively, as one class.

•Voting. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Series A Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series A Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series A Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series A Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series A Convertible Preferred Stock.

•Conversion. Each holder of shares of Series A Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series A Convertible Preferred Stock may be converted (the “Conversion Rate”) shall be determined according to the terms of a stock purchase agreement between the Company and the holder. In addition, each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock, at the then applicable Conversion Rate, upon the earlier of (i) the closing of a public offering of equity or equity equivalent securities resulting in minimum gross proceeds to the Company of $20 million and (ii) upon the Company’s common stock trading at or above $6.00 per share for 20 out of 30 consecutive trading days; provided that prior to the event specified by (ii) above, the Company shall have (y) an effective registration statement on file with the SEC registering the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock and (ii) obtained the approval for listing the common stock on any national securities exchange.  The Conversion Rate is subject to customary adjustments as described in the Series A Certificate of Designation.

•Redemption. The Series A Convertible Preferred Stock is not redeemable.

The Company has entered into stock purchase agreements with the holders of the Series A Convertible Preferred Stock, pursuant which the parties agreed on the conversion rate of 400 shares of common stock for each share of Series A Convertible Preferred Stock.

Designation of Series B Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series B Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series B Convertible Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 30,000,000 shares of its preferred stock as Series B Convertible Preferred Stock. Following is a summary of the material terms of the Series B Convertible Preferred Stock:

•Dividends. Holders of shares of Series B Convertible Preferred Stock are not entitled to dividends.

•Liquidation. Upon any Liquidation, holders of Series B Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series B Liquidation Preference”).  If upon any Liquidation the amounts payable with respect to the Series B Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series B Convertible Preferred Stock are not paid in full, the holders of Series B Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled.  After the payment of the Series B Liquidation Preference shall have been made in full to the holders of the Series B Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series B Convertible Preferred Stock and the common stock, collectively, as one class.

•Voting. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast 20 votes per share. Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series B Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series B Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series B Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series B Convertible Preferred Stock.

•Conversion. Each holder of shares of Series B Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series B Convertible Preferred Stock may be converted is ten shares of common stock for each share of Series B Convertible Preferred Stock.

•Redemption. The Series B Convertible Preferred Stock is not redeemable.

Conversion of Convertible Notes

During 2018, the Company has received conversion notices on convertible notes totaling $68,460, plus accrued interest which will be converted into shares of the Company's common stock at conversion prices between $0.015 and $0.03.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 2018	GENETHERA, INC.

/s/ Antonio Milici
Name: Antonio Milici
Title: Chief Executive Officer

/s/ Tannya L. Irizarry
Name: Tannya L. Irizarry
Title: Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Milici	Chairman and Chief Executive Officer (Principal Executive Officer)	November 30, 2018
Antonio Milici

/s/ Tannya L. Irizarry	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	November 30, 2018
Tannya L. Irizarry

/s/ Fred Oeschger	Director	November 30, 2018
Fred Oeschger

/s/ Jerry Bartley	Director	November 30, 2018
Jerry Bartley