Form 10-Q
period 2018-03-31
GENETHERA INC
filed 2018-11-30
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 40,064,983 shares of common stock issued and outstanding as of November 30, 2018.

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

GeneThera, Inc. - Condensed Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)	(audited)
Current assets
Cash	$116,905	$167,653
Prepaid expenses	-	-
Total current assets	116,905	167,653
Property and equipment
Office and laboratory equipment and leasehold improvements	729,859	729,859
Automobile & Trucks	27,800	26,400
Less: Accumulated depreciation	(731,249)	(729,859)
Total property and equipment, net	26,410	26,400
Other assets - Deposit	12,000	12,000
TOTAL ASSETS	$155,315	$206,053

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank Overdraft	$0	$-
Accounts payable	694,762	683,678

Accrued expenses	4,304,459	4,135,810
Settlement payable	384,545	384,545
Notes payable	25,800	25,800
Convertible notes payable, net of discount	488,960	488,960
Loan from shareholder	802,079	794,327
Contingency	880,162	880,162
Total liabilities	7,580,767	7,393,281

Commitments and Contingencies

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 7,350 shares and 4,600 shares to be issued
as of March 31, 2018 and December 31, 2017, respectively	9	9
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 16,374,286 and 15,410,000 shares to be issued
as of March 31, 2018 and December 31, 2017, respectively	16,374	16,374
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 40,064,983 and 40,064,983 shares issued and	40,065	40,065
outstanding as of March 31, 2018 and December 31, 2017, respectively
Common stock to be issued	53,572	53,572
Additional paid-in capital	19,274,214	19,274,214
Accumulated deficit	(26,809,686)	(26,571,461)
Total stockholders' deficit of Genethera, Inc.	(7,425,452)	(7,187,228)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$155,315	$206,053

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc. - Condensed Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2018	2017

Expenses
General and administrative expenses	$65,415	$1,315
Payroll expenses	116,500	243,249
Research and Development	18,868	-
Depreciation	1,390	-
Total operating expenses	202,173	244,564
Loss from operations	(202,173)	(244,564)

Other expenses
Interest expense	(36,053)	(35,843)
Loss on disposal of asset	-	-
Loss on write off of vendor receivables	-	(39,310)
Total other expense	(36,053)	(75,153)
Other Income

Total other Income	-	-
Net loss before income taxes	(238,226)	(319,717)
Provision for income taxes	-	-

Net loss	$(238,226)	$(319,717)

Loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	40,064,983	40,064,983

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc. - Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(238,226)	$(319,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	135,000
Amortization of discount on debt	-	-
Depreciation and amortization	1,390	-
Shares issued for services	-	-
Loss on write off vendor receivable	-	39,310
Loss on abandonment	-	-
Loss on Investment	-	-
Changes in operating assets and liabilities:
Deposit	-	-
Fixed Assets	-	-
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	-	7,846
Accounts payable and accrued expenses	185,692	136,354

Net cash used in operating activities	(51,144)	(1,207)

Cash flows from investing activities
Purchase of Fixed Asset	(1,400)	-

Net cash used in investing activities	(1,400)	-

Cash flows from financing activities
Proceeds from issuance of stock	-	-

Proceeds from notes payable	-	10,000
Net advance from related parties	1,796	1,469
Proceeds from convertible notes		-
Net cash provided by financing activities	1,796	11,469

Net decrease in cash	(50,748)	10,263
Cash at the beginning of the year	167,653	-
Cash at the end of the year	116,905	10,263

	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2018 and 2017

Note 1 – Organization and nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively, the “Company”). The Company has a long standing research collaboration with GTI Research, Inc. GTI Research is assisting the Company in managing the robotic technology project. The Company’s CEO is also collaborating with this project in order for the Company’s research and development to finally become commercial in order to generate revenues.

The Company is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discrettly impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.

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

Property and equipment, net

Property and equipment consists primarily of office and laboratory equipment, leasehold improvements, vehicle, and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years.

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

Revenue recognition

There were no revenues during March 31, 2018 and 2017.

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

Research and development costs

R&D cost are currently expensed as incurred and primarily include cost associated with R&D arrangements with external parties in connection with the Company’s robotic technology project.

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

Basic and diluted net loss per common share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share, and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. As the Company is in a loss position, any calculation of the dilutive effects of the Company's convertible securities would reduce the loss per share amount, and, as such, the Company will not perform the calculation. The weighted average potentially dilutive shares underlying the Company’s convertible securities excluded from the calculation of earnings per share as they would be anti-dilutive were 182,635,000 and 179,976,248 as of March 30, 2018 and December 31, 2017.

Fair value of financial instruments

The carrying value of cash, accounts payable, accrued expenses and notes payable approximates fair value due to the short term nature of these accounts.

Recently issued accounting pronouncements

Accounting for Leases. In February 2016, the FASB amended the FASB Accounting Standards Codification and created a new Topic 842, Leases (the "New Lease Standard"). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. The New Lease Standard is effective for fiscal years and interim periods beginning after December 15, 2018. We will adopt this standard effective January 1, 2019. We have not finalized our assessment but believe this standard will have a significant impact on our consolidated balance sheet. The standard is not expected to have a material impact on the Company's results of operations or cash flows. The primary effect of adopting the New Lease Standard will be to record an asset and obligation for our operating lease which commenced in 2018.

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $26,809,686 and negative working capital of $7,463,862 as of March 31, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

As of January 23, 2018, the Company had purchased a vehicle in the amount of $27,800.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $697,235 and $693,155 as of March 31, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its COO and stockholder, amounting to $104,843 and $101,172 as March 31, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the three months ended March 31, 2018 and 2017, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $700 and $0, respectively.

The Company relies on GTI Research, Inc. (“GTIR”), the Company’s scientific robotic technology collaborator, for conducting critical research and development activities on the Company’s robotic technology development project. For the three-month period ended March 31, 2018, the Company incurred costs of $18,868 for development services from GTIR. In addition, the Company subleases from GTIR all of its office and lab space under a 75 month lease. GTIR holds a $12,000 security deposit paid by the Company in December of 2017 and the Company incurred base rental and triple net expenses of $29,183 associated with the lease during the three-months ended March 31, 2018. See a description of the lease terms in Note 8 to the condensed consolidated financial statements.

The Company utilizes Elia Holding, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holding, LLC is controller by Tannya Irizarry’s brother. Costs incurred related to such services were $4,800 during the three months ended March 31, 2018.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Accrued officer salaries (see below)	$4,123,915	$4,007,415
Accrued interest	142,643	112,546
Other	37,901	15,849
	$4,304,459	$4,135,810

Note 6 – Convertible notes payable

The Company’s borrowed issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of March 31, 2018 and December 31, 2017, the total outstanding principal and interest is $606,462 and $596,683, respectively.

Note 7 - Shareholders’ equity

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

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 40,064,983 and 40,064,983 shares as of March 31, 2018 and December 31, 2017, respectively.

Note 8 – Commitments

Employment Agreements

In 2017, the Company entered into five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $21,500 and $17,333 per month, respectively, and expire on January 31, 2022.

The agreements also provide for an aggregate bonus of $135,000 to be paid in Series Preferred stock in March of each year of the agreement. Both officers waived their rights for the preferred B stock to be issued to them in 2018. In November of 2018, the agreements were amended to discontinue the preferred B stock award and include the amounts in base pay effective January 1, 2019.

Office Space Lease

On January 1, 2018, the Company entered into a triple net sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc. a related party, for 75 months. Future minimum lease payments under this lease are as follows:

Period	Monthly Base Rent
01/01/18 – 03/31/18	$0
04/01/18 – 03/31/19	$5,993
04/01/19 – 03/31/20	$6,658
04/01/20 – 03/31/21	$7,324
04/01/21 – 03/31/22	$7,990
04/01/22 – 03/31/23	$8,656
04/01/23 – 03/31/24	$9,322

In addition to the foregoing, we are required to pay our proportionate share of all real estate taxes, building insurance and maintenance costs which is current an estimated monthly charge of $2377.

We and GTI Research, Inc. sub-lease 750 square feet of office space for GTI Corporate Transfer Agents, LLC, on a month-to-month basis, partly in exchange for transfer agent services rendered to us.

Note 9 – Subsequent events

On April 18, 2018, Brooke Zarecki IRA converted $3,000 convertible note investment in the Company at $0.015 per share.

On April 18, 2018, Nichole Zarecki converted $7,000 convertible note investment in the Company at $0.015 per share.

On April 18, 2018, Parker Zarecki converted $3,000 convertible note investment in the Company at $0.015 per share.

On April 18, 2018, Sierra Zarecki converted $3,000 convertible note investment in the Company at $0.015 per share.

On April 24, 2018, Patrick McClure converted $1,500 convertible note investment in the Company at $0.02 per share.

On October 25, 2018, Daniel M. Price converted $10,000 convertible note investment in the Company at $0.02 per share.

On October 25, 2018, Daniel M. Price converted $10,000 convertible note investment in the Company at $0.02 per share.

On October 25, 2018, Elia Holdings’ Managing Director, Rene I. Rivera, converted $14,980 convertible note investment in the Company at $0.03 per share.

On November 13, 2018, Anthos Holdings’ Managing Director, Patrick J. Rundle, converted $15,980 convertible note investment in the Company at $0.03 per share.

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

We have not generated significant operating revenue as of March 31, 2018. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of March 31, 2018 and December 31, 2017.  For the three months ended March 31, 2018 and twelve months ended December 31, 2017, our operating losses were $238,226 and $757,720, respectively.  Our current liabilities exceeded current assets by $7,463,862 and $7,225,628 as of March 31, 2018 and December 31, 2017, respectively.

For the three months ended March 31, 2018, our operating losses were $238,226.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $697,235 and $693,155 as of March 31, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its COO and stockholder, amounting to $104,843 and $101,172 as March 31, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB amended the FASB Accounting standards Codification and created a new Topic 842, Leases (the "New Lease Standard"). The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) at the commencement date and recognize expenses on their income statements similar to the current Topic 840, Leases. The New Lease Standard is effective for fiscal years and interim periods beginning after December 15, 2018. We will adopt this standard effective January 1, 2019. We have not finalized our assessment but believe this standard will have a significant impact on our consolidated balance sheet. The standard is not expected to have a material impact on the Company's results of operations or cash flows. The primary effect of adopting the New Lease Standard will be to record an asset and obligation for our operating lease which commenced in 2018.

EMPLOYEES

As of March 31, 2018, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022.  In consideration for his services, Dr. Milici will receive a base salary of $258, 000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum.   There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

We did not generate any revenue for the three months ended March 31, 2018 and 2017.

We had total operating expenses of $202,173 for the three months ended March 31, 2018, compared to total operating expenses of $244,564 for the three months ended March 31, 2017, a decrease of $42,391 from the prior period. The decrease was largely due to lower payroll expenses, which decreased by $126,749 over the prior period.

We had a net loss of $238,226 for the three months ended March 31, 2018, compared to a net loss of $319,717 for the three months ended March 30, 2017, a decrease of $81,491 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of March 31, 2018 of $155,315, which included cash of $116,905, other assets – Deposit of $12,000 and total property and equipment net of $26,410.

We had total liabilities of $7,580,767 as of March 31, 2018, which included $694,762 of accounts payable, $4,304,459 of accrued liabilities, and $2,581,546 of notes and loans payable and other liabilities.

We had negative working capital of $7,463,862 and an accumulated deficit of $26,809,686 as of March 31, 2018.

It is estimated that we will require outside capital for the remainder of 2018 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. The Company is still in discussions with one or two groups to obtain financing through equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, this assessment is to determine if there exist material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Our assessment of the effectiveness of our internal control over financial reporting identified certain material weaknesses, therefore management considers its internal control over financial reporting to not be effective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Insufficient accounting resources. Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.  Accordingly, we determined as of March 31, 2018, that the insufficient accounting resources are part of the material weaknesses as stated above.

US GAAP knowledge. Management has engaged an external consultant to counter the internal lack of US GAAP knowledge. Nonetheless, internally there is a lack of internal US GAAP knowledge, therefore, the work of the external consultant does not entirely compensate for this internal deficiency. Accordingly, we determined as of March 31, 2018, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. The Company intends to remedy its material weaknesses by:

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

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2018, management has implemented a variety of internal controls procedure and financial reporting oversight.  This has enabled the company to perform an assessment of the effectiveness of our internal control over financial reporting.  This assessment did identify material weaknesses; which management intends to remedy.

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

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of December 31, 2017 and default interest of a 18% is being accrued on the outstanding judgment balance. We will approach Litchfield with another settlement agreement, as soon as we are able to complete it.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on November 30, 2018 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of November 30, 2018, the Company issued no securities.

Item 3. Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit	Description of Exhibit

Number

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	XBRL
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.
** IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 30, 2018.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	11/30/18
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	11/30/18
Tannya L Irizarry