Form 10-Q
period 2018-06-30
GENETHERA INC
filed 2018-11-30
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

GeneThera, Inc. - Condensed Balance Sheets

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)	(audited)
Current assets
Cash	$274,585	$167,653
Prepaid expenses	-	-
Total current assets	274,585	167,653
Property and equipment
Office and laboratory equipment and leasehold improvements	729,859	729,859
Automobile & Trucks	27,800	26,400
Less: Accumulated depreciation	(732,639)	(729,859)
Total property and equipment, net	25,020	26,400
Other assets - Deposit	12,000	12,000
TOTAL ASSETS	$311,605	$206,053

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank Overdraft	$0	$-
Accounts payable	727,092	683,678

Accrued expenses	4,463,101	4,135,810
Settlement payable	384,545	384,545
Notes payable	25,800	25,800
Convertible notes payable, net of discount	488,960	488,960
Loan from shareholder	808,036	794,327
Contingency	880,162	880,162
Total liabilities	7,777,696	7,393,281

Commitments and Contingencies

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 10,350 shares and 4,600 shares to be issued
as of June 30, 2018 and December 31, 2017, respectively	12	9
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 16,374,286 and 15,410,000 shares to be issued
as of June 30, 2018 and December 31, 2017, respectively	16,374	16,374
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 40,064,983 and 40,064,983 shares issued and	40,065	40,065
outstanding as of June 30, 2018 and December 31, 2017, respectively
Common stock to be issued	53,572	53,572
Additional paid-in capital	19,574,211	19,274,214
Accumulated deficit	(27,150,325)	(26,571,461)
Total stockholders' deficit of Genethera, Inc.	(7,466,091)	(7,187,228)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$311,605	$206,053

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc. - Condensed Statements of Operations (unaudtied)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Expenses
General and administrative expenses	83,629	6,606	$140,094	$7,921
Payroll expenses	164,472	108,249	280,972	351,498
Research and Development	61,675		82,913
Depreciation	1,390	-	2,780	-
Total operating expenses	311,166	114,855	506,759	359,419
Loss from operations	(311,166)	(114,855)	(506,759)	(359,419)

Other expenses
Interest expense	(36,054)	(37,766)	(72,106)	(73,609)
Loss on write off of vendor receivables			-	(39,310)
Total other expense	(36,054)	(37,766)	(72,106)	(112,919)
Other Income
			-	-
Total other Income			-	-
Net loss before income taxes			(578,865)	(472,338)
Provision for income taxes			-	-

Net loss	(347,220)	(152,621)	$(578,865)	$(472,338)

Loss per common share - Basic and diluted	(0.01)	(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	40,064,983	40,064,983	40,064,983	40,064,983

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc. - Condensed Statements of Cash Flows (unaudited)
	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(578,865)	$(472,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	135,000
Amortization of discount on debt	-	-
Depreciation and amortization	2,780	-
Shares issued for services	-	-
Loss on write off of vendor receivables	-	39,310
Loss on abandonment	-	-
Loss on Investment	-	-
Changes in operating assets and liabilities:
Deposit	-	-
Fixed Assets	-	-
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	-	11,955
Accounts payable and accrued expenses	382,621	273,119

Net cash used in operating activities	(193,464)	(12,954)

Cash flows from investing activities
Purchase of Fixed Asset	(1,400)	-

Net cash used in investing activities	(1,400)	-

Cash flows from financing activities
Proceeds from issuance of stock	300,000	-

Proceeds from notes payable	-	15,000
Net advance from related parties	1,796	8,004
Proceeds from convertible notes		-
Net cash provided by financing activities	301,796	23,004

Net increase in cash	106,932	10,050
Cash at the beginning of the year	167,653	-
Cash at the end of the year	274,585	10,050

		-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2018 and 2017

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

Revenue recognition

There were no revenues during as of June 30, 2018 and 2017.

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

Basic and diluted net loss per common share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share, and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. As the Company is in a loss position, any calculation of the dilutive effects of the Company's convertible securities would reduce the loss per share amount, and, as such, the Company will not perform the calculation. The weighted average potentially dilutive shares underlying the Company’s convertible securities excluded from the calculation of earning per share as they would be anti-dilutive were 182,635,000 and 179,976,248 as of June 30, 2018 and December 31, 2017.

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $27,150,325 and negative working capital of $7,503,111 as of June 30, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

As of January 23, 2018, the Company had purchased a vehicle in the amount of $27,800.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $701,316 and $693,155 as June 30, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its COO and stockholder, amounting to $106,720 and $101,172 as June 30, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the six months ended June 30, 2018 and 2017, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $2,744 and $0, respectively.

The Company relies on GTI Research, Inc. (“GTIR”), the Company’s scientific robotic technology collaborator, for conducting critical research and development activities on the Company’s robotic technology development project. For the three and six-month period ended June 30, 2018, the Company incurred costs of $61,675 and $82,913, respectively for development services from GTIR. In addition, the Company subleases from GTIR all of its office and lab space under a 75 month lease. GTIR holds a $12,000 security deposit paid by the Company in December of 2017 and the Company incurred base rental and triple net expenses of $29,183 and $58,367 associated with the lease during the three and six month period ended June 30, 2018. See a description of the lease terms in Note 8 to the condensed consolidated financial statements.

The Company utilizes Elia Holding, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holding, LLC is controller by Tannya Irizarry’s brother. Costs incurred related to such services were $50 and $4850 during the three and six month periods ended June 30, 2018, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Accrued officer salaries (see below)	$4,248,387	$4,007,415
Accrued interest	172,738	112,546
Other	41,976	15,849
	$4,463,101	$4,135,810

Note 6 – Convertible notes payable

The Company’s borrowed issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of June 30, 2018 and December 31, 2017, the total outstanding principal and interest is $616,241 and $596,683, respectively.

On April 18, 2018, the Company has received conversion notices on convertible notes totaling $16,000, plus accrued interest which will be converted into shares of the Company's common stock at conversion prices $0.015.

On April 24, 2018, the Company has received conversion notices on convertible notes totaling $1,500, plus accrued interest which will be converted into shares of the Company's common stock at conversion prices $0.02.

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

An agreement was signed with FOGT, LLC, an entity controlled by a Board of Directors member, on April 18, 2018 to purchase and additional 3,000 Preferred A shares which remain to be issued as of the end of the quarter. The shares were valued based on the agreed upon purchase price of $100 per share. There was no value assigned to the imbedded conversion feature as it was out of the money and did not qualify for bifurcation base on the terms.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 40,064,983 and 40,064,983 shares as of June 30, 2018 and December 31, 2017, respectively.

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

We have not generated significant operating revenue as of June 30, 2018. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of June 30, 2018 and December 31, 2017.  For the six months ended June 30, 2018 and twelve months ended December 31, 2017, our operating losses were $578,865 and $757,720, respectively.  Our current liabilities exceeded current assets by $7,503,111 and $7,225,628 as of June 30, 2018 and December 31, 2017, respectively.

For the six months ended June 30, 2018, our operating losses were $578,865.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $701,316 and $693,155 as June 30, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its COO and stockholder, amounting to $106,720 and $101,172 as June 30, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

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

EMPLOYEES

As of June 30, 2018, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022.  In consideration for his services, Dr. Milici will receive a base salary of $258, 000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum.   There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2018, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

The company not generate any revenue for the three months ended June 30, 2018 and 2017.

The company had total operating expenses of $311,166 for the three months ended June 30, 2018, compared to total operating expenses of $114,855 for the three months ended June 30, 2017, increase of $196,311 from the prior period. The increase was general and administrative expenses, which increase by $77,023, payroll expense increase by $56,223 and research & development increased $61,675 over the prior period.

We had a net loss of $347,220 for the three months ended June 30, 2018, compared to a net loss of $152,621 for the three months ended June 30, 2017, a increase of $194,599 from the prior period.

FOR THE SIX MONTHS ENDED JUNE 30, 2018, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

The company did not generate any revenue for the six months ended June 30, 2018 and 2017.

We had total operating expenses of $506,759 for the six months ended June 30, 2018, compared to total operating expenses of $359,419 for the six months ended June 30, 2017, increase of $147,340 from the prior period. The increase was general and administrative expenses, which increase by $132,173 and an increase in research & development of $82,913 over the prior period.

We had a net loss of $578,865 for the six months ended June 30, 2018, compared to a net loss of $472,338 for the six months ended June 30, 2017, an increase of $106,527 from the prior period.

 LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of June 30, 2018 of $311,605, which included cash of $274,585, other assets – Deposit of $12,000 and total property and equipment net $25,020.

We had total liabilities of $7,777,696 as of June 30, 2018, which included $727,092 of accounts payable, $4,463,101 of accrued liabilities, and $2,587,503 of notes and loans payable and other liabilities.

We had negative working capital of $7,503,111 and an accumulated deficit of $27,150,325 as of June 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, this assessment is to determine if there exist material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Our assessment of the effectiveness of our internal control over financial reporting identified certain material weaknesses, therefore management considers its internal control over financial reporting to not be effective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Insufficient accounting resources. Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.  Accordingly, we determined as of June 30, 2018, that the insufficient accounting resources are part of the material weaknesses as stated above.

US GAAP knowledge. Management has engaged an external consultant to counter the internal lack of US GAAP knowledge. Nonetheless, internally there is a lack of internal US GAAP knowledge, therefore, the work of the external consultant does not entirely compensate for this internal deficiency. Accordingly, we determined as of June 30, 2018, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2018, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework  issued by the COSO. The Company intends to remedy its material weaknesses by:

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2018, management has implemented a variety of internal controls procedure and financial reporting oversight.  This has enabled the company to perform an assessment of the effectiveness of our internal control over financial reporting.  This assessment did identify material weaknesses; which management intends to remedy.

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