Form 10-Q
period 2018-09-30
GENETHERA INC
filed 2018-11-30
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

GeneThera, Inc. - Condensed Balance Sheets

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)	(audited)
Current assets
Cash	$71,974	$167,653
Prepaid expenses	-	-
Total current assets	71,974	167,653
Property and equipment
Office and laboratory equipment and leasehold improvements	729,859	729,859
Automobile & Trucks	27,800	26,400
Less: Accumulated depreciation	(734,029)	(729,859)
Total property and equipment, net	23,630	26,400
Other assets - Deposit	12,000	12,000
TOTAL ASSETS	$107,604	$206,053

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank Overdraft	$0	$-
Accounts payable	702,681	683,678

Accrued expenses	4,613,772	4,135,810
Settlement payable	384,545	384,545
Notes payable	25,800	25,800
Convertible notes payable, net of discount	488,960	488,960
Loan from shareholder	813,693	794,327
Contingency	880,162	880,162
Total liabilities	7,909,613	7,393,281

Commitments and Contingencies

Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 10,350 shares and 4,600 shares to be issued
as of September 30, 2018 and December 31, 2017, respectively	12	9
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 16,374,286 and 15,410,000 shares to be issued
as of September 30, 2018 and December 31, 2017, respectively	16,374	16,374
Common stock, par value $0.001 per share, 300,000,000
shares authorized, 40,064,983 and 40,064,983 shares issued and	40,065	40,065
outstanding as of September 30, 2018 and December 31, 2017, respectively
Common stock to be issued	53,572	53,572
Additional paid-in capital	19,574,211	19,274,214
Accumulated deficit	(27,486,243)	(26,571,461)
Total stockholders' deficit of Genethera, Inc.	(7,802,009)	(7,187,228)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$107,604	$206,053

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc. - Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Expenses
General and administrative expenses	119,240	1,735	$243,232	$9,656
Payroll expenses	116,500	108,249	397,472	459,747
Research and Development	76,422	-	161,750
Depreciation	1,390	-	4,170	-
Total operating expenses	313,552	109,984	806,624	469,403
Loss from operations	(313,552)	(109,984)	(806,624)	(469,403)

Other expenses
Interest expense	(36,053)	(35,891)	(108,159)	(109,500)
Loss on write of Investment	-		-	-

Loss on write off of vendor receivables			-	(39,310)
Total other expense	(36,053)	(35,891)	(108,159)	(148,810)
Other Income

Total other Income			-	-
Net loss before income taxes			(914,783)	(618,213)
Provision for income taxes			-	-

Net loss	(349,605)	(145,875)	$(914,783)	$(618,213)

Loss per common share - Basic and diluted	(0.01)	(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	40,064,983	40,064,983	40,064,983	40,064,983

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc. - Condensed Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities
Net loss	$(914,783)	$(618,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	135,000
Amortization of discount on debt	-	-
Depreciation and amortization	4,170	-
Shares issued for services	-	-
Loss on write off of vendor receivables	-	39,310
Loss on abandonment	-	-
Loss on Investment	-	-
Changes in operating assets and liabilities:
Deposit	-	-
Fixed Assets	-	-
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	-	18,173
Accounts payable and accrued expenses	514,538	411,613

Net cash used in operating activities	(396,075)	(14,117)

Cash flows from investing activities
Purchase of Fixed Asset	(1,400)	-

Net cash used in investing activities	(1,400)	-

Cash flows from financing activities
Proceeds from issuance of stock	300,000	-

Proceeds from notes payable	-	15,000
Net advance from related parties	1,796	9,365
Proceeds from convertible notes		-
Net cash provided by financing activities	301,796	24,365

Net decrease in cash	(95,679)	10,248
Cash at the beginning of the year	167,653	-
Cash at the end of the year	71,974	10,248

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2018 and 2017

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

Revenue recognition

There were no revenues during as of September 30, 2018 and 2017.

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

Basic and diluted net loss per common share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share, and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. As the Company is in a loss position, any calculation of the dilutive effects of the Company's convertible securities would reduce the loss per share amount, and, as such, the Company will not perform the calculation. The weighted average potentially dilutive shares underlying the Company’s convertible securities excluded from the calculation of earnings per share as they would be anti-dilutive were 182,635,000 and 179,976,248 as of September 30, 2018 and December 31, 2017.

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $27,486,243 and negative working capital of $7,837,639 as of September 30, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

As of January 23, 2018, the Company had purchased a vehicle in the amount of $27,800.

Note 4 - Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $705,096 and $693,155 as September 30, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its COO and stockholder, amounting to $108,596 and $101,172 as September 30, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the nine months ended September 30, 2018 and 2017, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $5,144 and $227, respectively.

The Company relies on GTI Research, Inc. (“GTIR”), the Company’s scientific robotic technology collaborator, for conducting critical research and development activities on the Company’s robotic technology development project. For the three and nine-month periods ended September 30, 2018, the Company incurred costs of $76,422 and $161,750, respectively for development services from GTIR. In addition, the Company subleases from GTIR all of its office and lab space under a 75 month lease. GTIR holds a $12,000 security deposit paid by the Company in December of 2017 and the Company incurred base rental and triple net expenses of $29,183 and $87,550 associated with the lease during the three and nine-months ended September 30, 2018, respectively. See a description of the lease terms in Note 8 to the condensed consolidated financial statements.

The Company utilizes Elia Holding, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holding, LLC is controller by Tannya Irizarry’s brother. Costs incurred related to such services were $0 and $4800 during the three and nine month periods ended September 30, 2018, respectively.

Note 5 - Accrued expenses

The Company’s accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accrued officer salaries (see below)	$4,364,887	$4,007,415
Accrued interest	202,835	112,546
Other	46,050	15,849
	$4,613,772	$4,135,810

Note 6 - Convertible notes payable

The Company’s borrowed issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of September 30, 2018 and December 31, 2017, the total outstanding principal and interest is $626,020 and $596,683, respectively.

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

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 40,064,983 and 40,064,983 shares as of September 30, 2018 and December 31, 2017, respectively.

Note 8 - Commitments

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

Note 9 - Subsequent events

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

We have not generated significant operating revenue as of September 30, 2018. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of September 30, 2018 and December 31, 2017.  For the nine months ended September 30, 2018 and twelve months ended December 31, 2017, our operating losses were $914,783 and $757,720, respectively.  Our current liabilities exceeded current assets by $7,837,639 and $7,225,628 as of September 30, 2018 and December 31, 2017, respectively.

For the nine months ended September 30, 2018, our operating losses were $914,783.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $705,096 and $693,155 as September 30, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its COO and stockholder, amounting to $108,596 and $101,172 as September 30, 2018 and December 31, 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

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

EMPLOYEES

As of September 30, 2018, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022.  In consideration for his services, Dr. Milici will receive a base salary of $258, 000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum.   There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

The company did not generate any revenue for the three months ended September 30, 2018 and 2017.

The company had total operating expenses of $313,552 for the three months ended September 30, 2018, compared to total operating expenses of $109,984 for the three months ended September 30, 2017, an increase of $203,568 from the prior period. The increase is general and administrative expenses increasing by $117,505, payroll expense increased by $8,251 and research & development by $76,422 over the prior period.

We had a net loss of $349,605 for the three months ended September 30, 2018, compared to a net loss of $145,875 for the three months ended September 30, 2017, an increase of $203,730 from the prior period.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

The company did not generate any revenue for the nine months ended September 30, 2018 and 2017.

We had total operating expenses of $806,624 for the nine months ended September 30, 2018, compared to total operating expenses of $469,403 for the nine months ended September 30, 2017, a increase of $337,221 from the prior period. The increase is administrative expenses which increased by $233,576, research & development by $161,750 over the prior period.

We had a net loss of $914,783 for the nine months ended September 30, 2018, compared to a net loss of $618,213 for the nine months ended September 30, 2017, a increase of $296,570 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of September 30, 2018 of $107,604, which included cash of $71,974, other assets – Deposit of $12,000 and total property and equipment net $23,630.

We had total liabilities of $7,909,613 as of September 30, 2018, which included $702,681 of accounts payable, $4,613,772 of accrued liabilities, and $2,593,160 of notes and loans payable and other liabilities.

We had negative working capital of $7,837,639 and an accumulated deficit of $27,486,243 as of September 30, 2018.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Insufficient accounting resources. Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.  Accordingly, we determined as of September 30, 2018, that the insufficient accounting resources are part of the material weaknesses as stated above.

US GAAP knowledge. Management has engaged an external consultant to counter the internal lack of US GAAP knowledge. Nonetheless, internally there is a lack of internal US GAAP knowledge, therefore, the work of the external consultant does not entirely compensate for this internal deficiency. Accordingly, we determined as of September 30, 2018, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2018, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework  issued by the COSO. The Company intends to remedy its material weaknesses by:

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

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2018, management has implemented a variety of internal controls procedure and financial reporting oversight.  This has enabled the company to perform an assessment of the effectiveness of our internal control over financial reporting.  This assessment did identify material weaknesses; which management intends to remedy.

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