Form 10-Q/A
period 2018-03-31
GENETHERA INC
filed 2018-12-03
CIK 1017110

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to GeneThera Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on November 30, 2018 is to correct the total number of shares authorized for Series A preferred stock and Series B preferred stock in Note 7 of the Notes to (Unaudited) Condensed Consolidated Financial Statements and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Note 7 - Shareholders’ equity

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock, $.001 par value, and 30,000,000 shares of Series B Preferred Stock, $.001 par value.

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

* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 3, 2018.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	12/03/18
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	12/03/18
Tannya L Irizarry