Form 10-Q/A
period 2018-06-30
GENETHERA INC
filed 2018-12-03
CIK 1017110

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to GeneThera Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the Securities and Exchange Commission on November 30, 2018 is to correct the total number of shares authorized for Series A preferred stock and Series B preferred stock in Note 7 of the Notes to (Unaudited) Condensed Consolidated Financial Statements and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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