Form 10-K
period 2018-12-31
GENETHERA INC
filed 2020-02-27
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-27237

GeneThera, Inc.
(Exact name of registrant as specified in its charter)

Nevada	65-0622463
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3051 W 105th Ave. #350251, Westminster, CO	80035
(Address of principal executive offices)	(Zip Code)

(720) 587-5100
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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $418,835 as of June 30, 2018, based on the closing price of such stock as reported on the OTC Pink Market. Stock held by each executive officer and each director and by each person who is known by the registrant to own 10% or more of our common stock has been excluded from this calculation as such persons may deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purpose.

There was a total of 36,402,602 shares of the registrant’s common stock outstanding as of February 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-K

EXPLANATORY NOTES

This annual report of GeneThera, Inc. (together with its consolidated subsidiary, the “Company”, “we”, “us”, and “our,” unless the context indicates otherwise) covers periods from January 1, 2018 through December 31, 2018. Readers should be aware that several aspects of this Annual Report on Form 10-K differ from other annual reports. Because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission, or the SEC, the information relating to our business and related matters is focused on our more recent periods. We will successively be filing separately our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019.

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us, “our”, “GeneThera”, and the “Company” refer to, collectively, GeneThera, Inc., a Nevada corporation, and its consolidated subsidiary, GeneThera, Inc., a Colorado corporation.1

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements.

●
our ability to raise capital;
●
our ability to execute our business strategy in a very competitive environment;
●
our degree of financial leverage, risks associated with our acquiring and integrating companies into our own;
●
risks relating to rapidly developing technology, and regulatory considerations;
●
risks related to international economies;
●
risks related to market acceptance and demand for our products and services;
●
the impact of competitive services and pricing; and
●
other risks referenced from time to time in our SEC filings.

These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

PART I
ITEM 1.
BUSINESS

Business Overview

We are a biotechnology company dedicated to eradicate “cross-over” (zoonotic) diseases such as Johne’s disease, Mad Cow Disease, Chronic Wasting Disease, and E.coli. by applying the latest molecular technologies. Diseases of terrestrial, avian and aquatic life animals influence a number of economic and global security issues, including food for an increasing world population, access to international trade, species conservation and protection of those endangered, and economic growth in developing and re-organizing nations. Because many animal disease agents are zoonotic (transmissible between humans and animals, causing infection in both species), their management and prevention are crucial to improving public health on a global scale.  We focus on developing molecular diagnostic tests, therapeutics, and vaccines through robotic technology in the belief that better technologies and methodology need to be implemented to help control emerging diseases in animals and in humans. We believe that, if not addressed, these diseases in animals will likely continue to cause serious and growing problems in terms of economics, human health and biodiversity.

We have developed proprietary diagnostic assays for use in the agricultural and veterinary markets. Specific assays for Chronic Wasting Disease (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis. A Johne’s disease (predominantly dairy cattle) diagnostics is in development. We intend to shift from a research and development organization into a product marketing and revenue generating entity. Our previous strategy from inception in 2007 to December 2018 had been of research only. We focused all our energies, talent, and resources to the incubation and growth of new ideas in the realm of genetically engineered disease detection and vaccination. We feel that with recent announcements, we are positioned to move from a developmental stage to a product oriented stage company, depending on reliable funding.

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

Major factors related to Johne’s disease include:

●
Worldwide Infection
●
Reduction in milk production to 25%+
●
High culling rate which increases costs
●
Affects trade and hinders exports
●
Link between Johne’s disease and Crohn’s disease
●
Reduction in quality wool production in sheep
●
Highest at risk animals are young calves or pre-born
●
Bacterium can survive in contaminated soil for over 1 year
●
Spread in herds can occur by fecal contamination, colostrum, milk, and trans placental
●
Calves can become infected by suckling on “dirty” teats
●
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

Stage II: Subclinical infection. Typically, this stage occurs in older heifers or adults. Animals at this stage appear healthy but are shedding adequate numbers of Mycobacterium Avian Para tuberculosis organisms in their manure to be detected on fecal culture. Blood tests will detect some, but not all animals at this stage. Blood test (ELISA) positive animals should be confirmed positive by fecal culture.

Stage III: Clinical Johne’s disease. It is categorized as any animal with advanced infection the onset, which is often associated with a period of stress such as recent calving. Cattle at this stage have intermittent, watery pea-soup manure. Animals lose weight and gradually drop in milk production, but continue to have a good appetite. Some animals appear to recover but often relapse in the next stress period. Most of these animals are shedding billions of organisms and are positive on culture. Most are positive on serologic tests (ELISA & AGID). Clinical signs often last several weeks to months before the animals are sent to slaughter in a thin, emaciated condition. In the final and terminal aspects of stage III of the fatal disease, animals become emaciated with fluid diarrhea and develop “bottle jaw.” The carcass may not pass meat inspection for human consumption in the later phases of stage III.

About Crohn’s Disease

Crohn’s disease is an inflammatory disease of the intestines that may affect any part of the gastrointestinal tract from anus to mouth, causing a wide variety of symptoms. It primarily causes abdominal pain, diarrhea (which may be bloody), vomiting, or weight loss, but may also cause complications outside of the gastrointestinal tract such as skin rashes, arthritis, and inflammation of the eye.

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

Similar to Johne’s disease in cattle, no known pharmaceutical or surgical cure for Crohn’s disease currently exists for humans. Furthermore, new discoveries of Mycobacterium Avian Para tuberculosis have been found in human patients and we believe that individuals that are genetically predisposed could possibly be contracting the disease through digestion of Johne’s disease - infected milk.

Business Model

A Para tuberculosis molecular robotic assay diagnostics to is currently in development. As discussed above, we intend to shift from a research and development organization into a product marketing and revenue generating entity, depending on obtaining funding.

Our molecular disease assay development business is based on our Molecular Robotic Platform that combines the use of advance robotic hardware with Artificial Intelligence (AI). Our therapeutic vaccine technology is based on the use of CRISPR-Case9 gene editing technology. CRISPR-Case 9 technology is a new technique that is based on the use of short RNA sequences complementary to a specific target gene. Once the RNA sequence binds to the gene, the gene is deactivated or “silenced” and no longer able to produce the specific protein. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. We plan to deliver CRISPR modified RNA sequences motif using our proprietary PURIVAX technology. Our technology differs from any alternative testing and management methodology available today -- all of which require the destruction of individual animals and even entire herds. Our testing and data analysis processes also allow us not only to separate infected from clean animals, but also to gain knowledge vital to development of preventative vaccines.

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

This is the significance of our PURIVAX, rAD and rAAV system for rDNA vaccine development.  Succinctly stated, it is designed to be able to achieve both high purity and high viral titer (up to 10e16 viral particles/eluate) based on its propriety multi-resin anion exchange chromatography system. We believe that biological contaminants such as endogenous retrovirus, bacterial, mycoplasma, non-specific nucleic acids, lipids, proteins, carbohydrates and endotoxins are eliminated during the purification process.

Product Development

We provide a comprehensive Johne’s solution that allows diagnosing, treating and managing herds at risk or already infected with Johne’s disease.

Our proprietary Molecular Robotic and Therapeutic Platform is design to prevent the spread of Johne’s disease to healthy animals and at the same time allow to better control the disease in those herds where the disease is already present.

More importantly, we believe that our platform can prevent the spread of the Mycobacterium into the food chain and subsequent infection of human population. An important part of this strategy is our ability to detect the presence of a low number of infected particles in milk tested for the presence of the Mycobacterium Para tuberculosis. Therefore, our platform not only is able to detect Johne’s infected animals, but can also prevent potential human infections.

Herd Guard is our comprehensive Johne’s management solution that includes a diagnostic (HerdCheck), a therapeutic (HerdSafe), and a management system (HerdSoft) to eradicate or mitigate Johne’s disease.

HerdCheck (Molecular Test)

HerdCheck is our diagnostic product. Samples are collected using a Field Collection System with includes specific collection tubes and ship to our laboratory for processing. The testing system is a high throughput and highly defined and structured testing system that is capable of more than 20,000 tests per month. The systems use proprietary real time PCR technology.

We have developed a molecular system for the detection of Mycobacterium Avian Para tuberculosis in milk of infected dairy cows. Samples from milk obtaining from supermarket shelves were either ‘spiked’ with different concentrations of Mycobacterium Avian Para tuberculosis or ‘naturally processed.’ The bacterial DNA was isolated using both, manual and robotic- based DNA extraction procedures and analyzed using the real time PCR technology. Using this methodology, we can detect between two (2) and twenty (20) bacterial particles from 10 ml of milk. We believe that our test will be very useful for early detection of Mycobacterium Avian Para tuberculosis, both in milk samples and infected cows.

We are currently evaluating several robotic systems for DNA extraction. We believe that we can further increase the sensitivity of the molecular assay by using robotic driven DNA extraction methods.

HerdSafe (Genetic Therapy)

HerdSafe is our therapeutic product. HerdSafe is the large-scale purification and recombinant based DNA vaccine using Adenovirus and AVV genetically engineered viruses.

We are currently developing a vaccine for Johne’s disease. Our approach for developing this vaccine is based on the use of PURIVAX technology, genetically engineered Adenoviral and AVV, and CRISPR-Case9 technology

However, at the present time, we do not have sufficient financial resources to implement further development work; therefore, we will need to secure substantial funding to continue the development of the Johne’s vaccine.

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

Employees

We had a total of two full-time employees as of December 31, 2018. No changes in full-time employees have occurred subsequently. None of our employees is represented by a collective bargaining unit.

ITEM 1A.
RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this report, including the financial statements and the related notes, before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment.

Risks Related to Our Business2

Our success depends on our ability to resume development of our product candidate, HerdCheck.

We focused on the development of HerdCheck, our product candidate for the detection of Johne’s Disease among dairy cattle. As a result, our success depends entirely on our ability to finish development and commercialize HerdCheck. If we are unable to achieve this goal, we may not be able to earn sufficient revenues to continue our business.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern, and our auditors issued a “going concern” audit opinion in their report on our financial statements.

Our independent auditors have indicated in their report on our audited consolidated financial statements as of December 31, 2018, which are included in this report, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. As of this Annual Report on Form 10-K, the circumstances have not been changed, and therefore, the aforementioned going concern situation remains current. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors and potentially be available for distribution to shareholders in the event of liquidation.

We need to raise additional capital no later than early 2020 to continue operations. If we fail to obtain additional financing, we would be forced to delay the development of our products or liquidate the company.

We are a development stage company with limited operating history. We will need significant, additional capital to continue development of HerdCheck and to develop other product candidates. As of December 31, 2019, we had cash and cash equivalents (excluding restricted cash) of $5,040 and negative working capital of $7,964,977.

Based on our current operating plan, we expect that our existing cash and cash equivalents as of December 31, 2019, will enable us to fund our operating expenses through the [first quarter of 2020]. We will need to raise additional capital no later than early 2020 to execute our current operating plan. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to operate our business, including our ability to develop and commercialize our product candidates.

We cannot guarantee that additional capital will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital, when required in 2020 or thereafter in the future, or on acceptable terms, we may be required to:

●
significantly delay, scale back or discontinue the development HerdCheck;

●
seek corporate partners for HerdCheck or our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

●
significantly curtail, or cease, operations.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to use, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse impact on our business operating results and prospects, including possible liquidation of the company.

In addition, we may secure additional capital using credit facilities and other debt and may substantially increase our reliance on such debt in the future. Such debt may be secured by a portion or substantially all of our assets. If we do not repay such indebtedness in a timely fashion, secured lenders could declare a default and foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy. Such credit facilities also typically include several operational and financial covenants. If we fail to comply with the covenants and our other obligations under any credit facility, the secured lenders would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon our assets, which would result in harmful disruption to our business, the sale of assets for less than their fully realizable value, and possible bankruptcy. In addition, future credit facilities may limit our ability to incur incremental debt without our lenders’ permission.

Future sales and issuances of our common stock or rights to purchase common stock by us will result in additional dilution of the percentage ownership of our shareholders and may cause our share price to decline.

Until such time, if ever, as we can generate substantial product revenues, we expect that significant additional capital will be needed to continue our planned operations, including securing regulatory approvals, commercialization efforts, expanding research and development activities and costs associated with operating as a public company. We may sell shares of our common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner that we determine from time to time. If we sell shares of our common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders and new investors. In addition, new shareholders could gain rights superior to our existing shareholders.

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. During its evaluation of the effectiveness of internal control over financial reporting, the Company’s management identified material weaknesses. These material weaknesses were associated with our lack of sufficient accounting resources and internal personnel with GAAP knowledge. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. We cannot assure you that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Our technology is not protected by patents.

Our technology and know-how are not patented. We rely on trade secrets and confidentiality agreements to protect our intellectual property. We cannot assure you that these trade secrets and confidentiality agreements will provide meaningful protection for our intellectual property. Furthermore, in absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

Loss of key personnel will adversely affect the Company.

We depend to a large part on the efforts and continued employment of Antonio Milici, M.D., Ph.D., our President, Chairman and Chief Executive Officer. The loss of Dr. Milici would have a material adverse effect on our business, results of operations and financial condition. In addition, the loss of Dr. Milici would force us to seek a replacement, who may have less experience, fewer contacts, or less understanding of the business. Further, we may be unable to find a suitable replacement for Dr. Milici. Finding qualified personnel in the biotechnology industry is very challenging. Smaller biotechnology companies are potentially at a disadvantage in the employment marketplaces due to their limited financial resources.

We may be unable to compete against other more establish biotechnology companies.

We operate in a very competitive and difficult area. Biotechnology business is notoriously challenging and risky. We compete with more established and better funded companies that are involved in the development of similar products. Several of these companies have significantly greater financial resources as well as greater production and marketing capabilities. The field of biotechnology requires extensive research and development. Better funded competitors may be able to develop and market superior or less expensive products that will make our products less valuable or unmarketable.

If we fail to anticipate or respond adequately to technological developments, our ability to operate could suffer. We cannot assure that research and discoveries by other biotechnology, agriculture, pharmaceutical or other companies will not render our technologies or products uneconomical or result in products superior to those we develop, depend on new and evolving technologies. If our technologies do not produce satisfactory results, our business may be harmed.

Increased competition from and technological advances by our competitors could negatively affect our operating results.

We face intense competition, and we expect that future competition may become even more intense as new products, services and technologies become available and other new competitors enter the market. Competition could negatively affect our sales and profitability in a number of ways. Other new competitors may enter our markets through the development of innovative new technology, the acquisition of rights to use existing technologies or the use of existing technologies when patents protecting such existing technologies expire. New or existing competitors may introduce new, innovative, and competitive products and services, which could be superior or perceived by our customers to be superior to our products and services or lead to the obsolescence of one or more of our products or services. Some of our competitors and potential competitors may choose to differentiate themselves by offering products and services perceived in the eyes of customers as similar, at substantially lower sales prices, which could have an adverse effect on our results of operations through loss of market share or a decision to lower our own sales prices to remain competitive. In addition, our ability to attract and retain customers depends on the effectiveness of our customer marketing and incentive programs and multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offering. Certain of our competitors and potential competitors, have substantially greater financial and managerial resources than us, as well as greater experience in manufacturing, marketing, research and development, and obtaining regulatory approvals than we do.

Changes in testing patterns could negatively affect our operating results.

The market for our products could be negatively impacted by a number of factors impacting diagnostic assaying practices. Market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic assays and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic assaying for such diseases. Changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products. In addition, changes and trends in local food markets around the world could negatively affect the related production markets resulting in a decline in demand for our diagnostic assaying products. Declines in testing for any reason could have an adverse effect on our results of operations.

Various U.S. and foreign government regulations could limit or delay our ability to market and sell our products or otherwise negatively impact our business.

Our business is subject to numerous state, federal and international rules and regulations. Several of these regulations may require that we obtain approval from the related governmental agency prior to the marking or sale of our products. Delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.

We have never successfully undertaken a clinical trial for animal testing. Our experience in this area is limited. We have never obtained regulatory approvals for any of our products. As such, we may be unable to ever successfully undertake a clinical trial of our products, and may be forced to curtail or modify our current business plan.

In addition, the manufacture, import, and sale of our products, as well as our research and development processes, may be subject to similar or more stringent laws in other countries. Compliance with these regulations may require the expenditure of significant time and resources by the Company, and could require the registration, redesign or reformulation of our products in order to conform. Any redesign or reformulation or restricted supply of parts and components may negatively affect the availability or performance of our products and services, add assaying lead-times for products and reformulated products, reduce our margins, result in additional costs, or have other similar effects. Any of these could adversely affect our business, financial condition, or results of operations. These legal and regulatory requirements are complex and subject to change, and we continue to evaluate their impact. Additionally, foreign governments may require us to register our products, and these product registration requirements, which vary among the applicable jurisdictions and change from time to time, are often complex and require us to engage in lengthy and costly processes. We cannot assure you that we will be able to obtain or maintain any product registration required by one or more foreign governments. Any inability to obtain or maintain a required product registration in a jurisdiction could adversely affect our ability to market and sell the applicable product in that jurisdiction, which could have a negative effect on our business, financial condition and results of operations.

We are also subject to a variety of federal, state, local, and international laws and regulations, as well as the associated legal and political environments, concerning, among other things, the importation and exportation of products; our business practices in the U.S. and abroad, such as anti-corruption, anti-money laundering, and anti-competition laws; and immigration and travel restrictions. These legal, regulatory, and political requirements and environments differ among jurisdictions around the world and are rapidly changing and increasingly complex. The costs associated with compliance with these legal and regulatory requirements and adjusting to changing legal and political environments are significant and likely to increase in the future.

Any failure by us to comply with applicable legal and regulatory requirements, or to adjust to changing legal and political environments, could result in fines, penalties, and sanctions; product recalls; suspensions or discontinuations of, or limitations or restrictions on, our ability to design, manufacture, market, import, export or sell our products; and damage to our reputation. Any of these could negatively impact our business.

Future operating results could be negatively affected by changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to local, state, regional and federal tax laws in jurisdictions around the world. Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. Additionally, tax rules governing cross-border activities are continually subject to modification as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting and perceived international tax avoidance techniques.

The Tax Cuts and Jobs Act, or the 2017 Tax Act, was enacted in the U.S. on December 22, 2017, and includes significant changes to the U.S. federal corporate tax system. Effective January 1, 2018, the 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% and transitioned from a worldwide tax system to a territorial tax system. The 2017 Tax Act introduced new provisions including the Global Intangible Low-Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti-Abuse Tax, expanded bonus depreciation and changed deductions for executive compensation and interest expense. The U.S. Department of Treasury continues to issue regulations related to the 2017 Tax Act, which may increase or decrease our tax liability in future periods.

Our income tax filings may become subject to an audit by various tax authorities, and the final determination of tax audits could be materially different than that which is reflected in historical income tax provisions and accruals. Significant judgment is required in determining our provision for income taxes. We assess our exposures related to our provision for income taxes to determine the adequacy of our provision for taxes. Any reduction in these contingent liabilities or additional assessments would increase or decrease income, respectively, in the period such determination is made.

Natural and other disasters, information technology system failures and network disruptions and cybersecurity breaches and attacks could adversely affect our business.

Our business and results of operations could be negatively affected by certain factors beyond our control, such as natural disasters and/or climate change-related events (such as hurricanes, earthquakes, fires, and floods); civil unrest; negative geopolitical conditions and developments; war, terrorism, or other man-made disasters; and information technology system failures, network disruptions and cybersecurity breaches and attacks. Any of these events could result in, among other things, damage to or the temporary closure of our facilities; a temporary lack of an adequate work force in one or more markets; an interruption in power supply; a temporary or long-term disruption in our supply chain (including a disruption to our ability to obtain critical components for the development of our product candidates); and short- or long-term damage to our prospective customers’ businesses (which would adversely impact demand for our products and services).

We rely on our own information systems, as well as those of our third-party business partners and suppliers. Despite the introduction of system backup measures and engage in information system redundancy planning and processes, such measures, planning and processes may be ineffective or inadequate to address all eventualities. Further, our information systems and our business partners’ and suppliers’ information systems may be vulnerable to attacks by hackers and other security breaches, including computer viruses and malware, through the internet (including via devices and applications connected to the internet), email attachments and persons with access to these information systems, such as our employees or third parties with whom we do business. As information systems and the use of software and related applications by us, our business partners, suppliers, and customers become more cloud-based and connected to the internet, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. Any such attack or breach could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost, or stolen.

If we or our business partners or suppliers were to experience a system disruption, attack or security breach that impacts any of our critical functions, or our customers were to experience a system disruption, attack or security breach via any of our connected products and services, it could result in a period of shutdown of information systems during which we may not be able to operate, the loss of sales and customers, financial misstatement, potential liability for damages to our customers, reputational damage and significant incremental costs, which could adversely affect our business, results of operations and profitability. Furthermore, any access to, public disclosure of, or other loss of data or information (including any of our confidential or proprietary information or personal data or information) as a result of an attack or security breach could result in governmental actions or private claims or proceedings, which could damage our reputation, cause a loss of confidence in our products and services, damage our ability to develop (and protect our rights to) our proprietary technologies and adversely affect our business.

Risks Related to Ownership of our Common Stock

Our common stock is quoted on the Pink Open Market, formerly OTC Pink Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the Pink Open Market under the symbol “GTHR.” The Pink Open Market is a significantly more limited market than the New York Stock Exchange or The NASDAQ Stock Market. The quotation of our shares on the Pink Open Market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our common stock.

Currently there is minimal public trading in our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that an active public trading market for our common stock will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our common stock.

Our common stock may be subject to significant price volatility, which may have an adverse effect on your ability to liquidate your investment in our common stock.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, our shares of common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us may be considered a speculative investment due to our lack of profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The United States Securities and Exchange Commission, or SEC, has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9, or the Penny Stock Rule, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

We cannot assure you that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

Fluctuations in our quarterly or annual results may cause our stock price to decline.

Our operating results could fluctuate due to a number of factors, including changes in our accounting estimates; litigation and claim-related expenditures; increase in the number and type of competitors; changes in competitors’ product offerings; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of securities analysts or investors in future periods, our stock price may fall.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.

ITEM 2.
PROPERTIES

Our previous offices and laboratory premises, which included our headquarters and our research and development facilities, were located in Denver, Colorado, where we used to occupy approximately 7,990 square feet of office and laboratory space. The Company lost the abovementioned lab and office space thanks to Fredric Oeschger, the owner of FOGT, LLC. As soon as we completed our Third Milestone, as per the Milestone Investment Agreement (signed and agreed upon by Oeschger and his attorney), which the Milestone was for the Company to be in compliance with the Securities and Exchange Commission (SEC). Due to Fredric Oeschger breaching his contract agreement with GeneThera, the lease agreement with WPC Clear Creek and GTI Research, Inc., was terminated because WPC could not continue waiting for the rent payment. Presently, we are in negotiations with other landlords for laboratory space. Meanwhile, we are renting a mailbox in Westminster while we review the terms of lease agreements for three (3) prospective laboratory spaces in Lafayette, Westminster, and Lakewood, CO. We are hopeful to complete a lease agreement in early 2020. We believe any of these three facilities are more than adequate for our needs and for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth. This sublease arrangement was terminated effective April 29, 2019.

On January 1, 2018, we entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc., our scientific robotic technology collaborator, for 75 months. GTI Research, Inc. required payment of $12,000 security deposit in December of 2017. Monthly base rents under this lease are as follows:

Period	Monthly Base Rent
01/01/18 – 03/31/18	$0.00
04/01/18 – 03/31/19	$5,993
04/01/19 – 03/31/20	$6,658
04/01/20 – 03/31/21	$7,324
04/01/21 – 03/31/22	$7,990
04/01/22 – 03/31/23	$8,656
04/01/23 – 03/31/24	$9,322

Between January 1, 2018, and April 29, 2019, we subleased office and laboratory space in Denver, Colorado from GTI Research. As of April 29, 2019, the landlord of GTI Research, changed the locks, blocking access to the laboratory facilities. The failure to receive two (2) emergency injunctive payments in the amount of $80,000 from FOGT, LLC aka Fredric Oeschger, during mediation/arbitration, caused the landlord to block all occupants. Administration asked for more time as the defendant continuously utilized delay tactics to cause financial harm to the Company. We are not required to pay any proportionate share of all real estate taxes, building insurance and maintenance costs.

GTI Corporate Transfer Agents, LLC partially relocated to Puerto Rico. However, their mailing address is in Westminster, CO, together with the Company’s mailing address. Since GTI Corporate Transfer Agents, LLC and GeneThera no longer share office space, full maintenance monthly payments for transfer services are expected.

For more than six months, we have been securing a lab space in Lafayette, CO. Unfortunately, the current tenant has not moved out as of yet. It is expected for the Company to renegotiate lab space with the owner on or before January 2020, when the current tenant will be moving out of such premises. We believe that our prospective leasing properties will continue to be adequately maintained, it will be generally in good condition, and is suitable and adequate for our business.

No right of use asset or corresponding lease liability was recorded on the books as the lease terminated on April 29, 2019.

ITEM 3.
LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations.

We were involved in a breach of contract agreement with FOGT, LLC and Fredric Oeschger. Oeschger failed to pay the third milestone after completion of such milestone on November 30, 2018. According to the contract, if it was breached, arbitration and mediation are the venues to resolve any pending issues. Oeschger was our board member, who resigned on December 6, 2018 and also resigned as our investor, thanks to breaching his fiduciary duties as our board member when he was negatively influenced by a third party. Moreover, Oeschger, had made financial arrangements with such third party in order to get financial gain for a debt owed by such third party. FOGT and Oeschger’s legal representatives regularly utilized delay tactics in order to financially harm and/or completely shut down the Company and its market value, to no success. Oeschger was well aware of the financial damages he was and continued to cause the Company to the point of openly admitting pledging his ownership of Preferred A Stock to a third party, which was Jeffrey A. Diette.

Once this information was acknowledged, a settlement agreement was completed for a minimum financial cost to Oeschger. His legal representatives; one of them, Andre Bouffard, continued to diminish the monetary award to $425,000. Dr. Milici was present during arbitration/mediation. Dr. Milici refused to give FOGT, LLC aka Fredric Oeschger any Preferred A Stock, after Oeschger provided an alleged pledge to forward FOGT, LLC’s Preferred Stock A to a third party.

The Preferred A Stock in the total amount of 10,350 was cancelled effective September 3, 2019. Fredric Oeschger received no stock from GeneThera. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently eligible for quotation on the Pink Open Market, formerly OTC Pink Market, under the symbol “GTHR.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTC Markets, Inc. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2017:
First Quarter	$0.01500	$0.00650
Second Quarter	0.00850	0.00520
Third Quarter	0.00520	0.00250
Fourth Quarter	0.04000	0.00519

Year Ended December 31, 2018:
First Quarter	$0.01700	$0.00900
Second Quarter	0.01700	0.00820
Third Quarter	0.01700	0.00830
Fourth Quarter	0.01750	0.00830

Holders

As of December 31, 2019, there were approximately 279 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans under which our securities are authorized for issuance.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2018, and, as of December 31,2019, we have not sold any registered securities.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There were no purchases of our common stock by us or on our behalf, or by or on behalf of any of our affiliates, during the year ended December 31, 2018, and, as of December 31, 2019, no such purchases have been made.

Transfer Agent

The transfer agent and registrar for our common stock is GTI Corporate Transfer Agents, LLC, Westminster, CO. Tannya Irizarry, our Chief Administrative Officer and Interim Chief Financial Officer, owns one-third of GTI Corporate Transfer Agents, LLC.

ITEM 6.
SELECTED FINANCIAL DATA

As a smaller reporting company, this section is not required.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources – Going Concern3

As of December 31, 2018, we had cash and cash equivalents of $5,040. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $7,926,582 and negative working capital of $7,964,982as of December 31, 2018.

Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations. Specifically, we intent to spend significant funds on validating and testing our products, seeking necessary regulatory approvals and focusing on international expansion. Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $40,000,000. We will attempt to raise these funds by means of one or more private offerings of debt or equity securities or both. We may not be able to secure the financing that we believe is necessary to implement our strategic objectives and, even if additional financing is secured, we may not achieve our strategic objectives. As of the date of this report, we do not have any firm commitments from any investors for any additional funding.

Our longer-term working capital and capital requirements will depend upon numerous factors, including revenue and profit generation, pre-clinical studies and clinical trials, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, collaborative arrangements. Additional capital will be required in order to attain such goals. Such additional funds may not become available on acceptable terms and we cannot give assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty. If we are unable to obtain additional working capital, our business may fail. Accordingly, we must raise cash from sources other than operations. To date, we have financed our operations primarily through cash flow from limited operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders. We must raise cash to implement our projected plan of operations. Failure to obtain capital to fund short-term and long-term needs will likely result in the curtailment of our operations or cessation of certain aspects of our business strategy.

We are currently seeking both, liquidity on our market and capital resources as an ongoing concern after our previous board member, who was also our investor, resigned from the board and ceased future investments per the contract. We are actively seeking capital resources from private investors through equity funding in order for us to complete the robotic prototype system. The Company is seeking to regain full control of the Company’s R&D and robotic system commercialization prospects.

Capital Expenditures and Resources

Our operations require capital expenditures primarily for lab equipment and software development.  Capital expenditures for the years ended December 31, 2018 and 2017 were $0 and $26,400, respectively.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
Expenses
General and administrative expenses	$529,124	$37,704
Payroll expenses	3,397,643	567,996
Research and development		-
		-
Total operating expenses	3,926,767	605,700
Loss from operations	(3,926,767)	(605,700)
Other expenses
Interest expense	(117,970)	(146,623)
Loss on write off of vendor receivable		(39,310)
Total other expense	(117,970)	(185,933)
Other Income
Gain on extinguishment of liabilities	-	33,913
Total other income	-	33,913
Net loss before income taxes	(4,044,738)	(757,720)
Provision for income taxes		-
Net loss	$(4,044,738)	$(757,720)

Revenue. We did not generate any revenue for the years ended December 31, 2018 or December 31, 2017.

General and administrative expenses. Our general and administrative expenses consist primarily of office lease, overhead, insurance, professional advisor fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $491,420 to $529,124 for the year ended December 31, 2018 from $37,704 for the year ended December 31, 2017. Such increase was primarily due to increased professional fees, legal and consulting.

Payroll expenses. Our payroll expenses include employee salaries and bonuses plus related payroll taxes. Our accrued payroll expenses were $3,397,643 for the year ended December 31, 2018 compared to $567,996 for the year ended December 31, 2017. Stock-based compensation recorded for the two comparative periods were $2,931,643 and 135,000, respectively. The entire amount of accrued payroll expense incurred in 2018 was deferred due to lack of funds.

Research and development expenses. Our research and development expenses primarily include costs associated with research and development arrangements with external parties in connection with our robotic technology project. Our total research and development expenses were approximately $180,000 for the year ended December 31, 2018, while we did not have any research and development expenses for the year ended December 31, 2017. The research and development costs are included in general and administrative expenses.

Total other expenses. We had $117,970 in total other expenses for the year ended December 31, 2018, as compared $185,933 for the year ended December 31, 2017. Other expenses for the year ended December 31, 2018 consisted entirely of interest expense, while other expenses for the year ended December 31, 2017 consisted of interest expenses of $146,623 and a loss on the write off of vendor receivables of $39,310.

Total other income. We had $0 in total other income for the year ended December 31, 2018, as compared $33,913 for the year ended December 31, 2017, which consisted of a gain on extinguishment of debt or other liabilities.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased by $3,287,017 to $4,044,738 for the year ended December 31, 2018 from $757,720 for the year ended December 31, 2017. Share-based compensation for the year ended December 31, 2018 was $2,931,643.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(462,613)	$(97,916)
Net cash used in investing activities	-	(26,400)
Net cash provided by financing activities	300,000	291,969
Net (decrease) increase in cash and cash equivalents	(162,613)	167,653
Cash and cash equivalents at beginning of year	167,653	-
Cash and cash equivalents at end of year	$5,040	$167,653

Net cash used in operating activities was $162,613 for the year ended December 31, 2018, as compared to $97,916 for the year ended December 31, 2017. For the year ended December 31, 2018, the net loss of $4,044,738, offset by accounts payable and accrued expenses in the amount of $668,776 and stock-based compensation of $2,931,7380, were the primary drivers of the cash used by operating activities. For the year ended December 31, 2017, the net loss of $757,720 and extinguishment of liabilities in the amount of $33,913, offset by accounts payable and accrued expenses in the amount of $511,355 and stock-based compensation in the amount of $135,000, were the primary drivers of the cash used by operating activities.

Net cash used in investing activities was $0 for the year ended December 31, 2018, as compared to $26,400 for the year ended December 31, 2017, which consisted of the purchase of fixed assets.

Net cash provided by financing activities was $300,000 for the year ended December 31, 2018, as compared to $291,969 for the year ended December 31, 2017. For the year ended December 31, 2018 and 2017, net cash provided by financing activities consisted of proceeds from issuance of stock in the amount of $300,000 and $275,000, respectively.

Contractual Obligations and Commitments

There were no contractual obligations and commitments of any kind.

Convertible Notes

In previous years we borrowed money from investors and issued convertible notes due on demand and bearing interest at an annual rate of 8%. The notes are convertible into shares our common stock at a conversion price of $0.01 to $0.05 per share. As of December 31, 2018 and 2017, the outstanding principal and interest on these notes was $454,140 and $596,683, respectively.

Related Party Loans

From time to time, certain directors, officers and stockholders have made loans to the Company.

As of December 31, 2018 and 2017, the Company has outstanding loan payables to Antonio Milici, its Chairman, Chief Executive Officer and stockholder, in the amounts of $673,092 and $693,155, respectively. This loan is unsecured, due on demand, and bears interest at 2.41%.

As of December 31, 2018 and 2017, the Company has outstanding loan payables to Tannya Irizarry, its Chief Administrative Officer and stockholder, in the amounts of $90,523 and $101,172, respectively. This loan is unsecured, due on demand, and bears interest at 8%.

Investment Agreement

In March 2018, we entered into a Milestones Investment Agreement with FOGT, LLC (in part controlled by a former member of the Board of Directors), pursuant to which FOGT, LLC had agreed to invest and purchase up to $5 million of Series A Convertible Preferred Stock pending completion of certain milestones. As of December 31, 2018, FOGT, LLC has invested $550,000 and we agreed to issue 5,500 shares of Series A Convertible Preferred Stock. FOGT, LLC had agreed to invest additional amounts as follows: (i) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (ii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity. A dispute arose between FOGT, LLC and the Company. As a result, FOGT, LLC ceased further investments in the Company. (The dispute is described in the “Legal Proceedings” Section of this Form 10-K.)

Capital Expenditures

Our operations require capital expenditures primarily for lab equipment and software development.  Capital expenditures for the years ended December 31, 2018 and 2017 were $0 and $26,400, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Effect of Inflation and Market Prices on Net Sales and Revenues

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Critical Accounting Policies and Estimates

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

Property and Equipment, Net. Property and equipment consist primarily of office and laboratory equipment, leasehold improvements, vehicle, and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years.

Impairment of Long-Lived Assets. We review the recoverability of long-lived assets to determine whether events or changes in circumstances occurred that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Fair Value of Financial Instruments. The carrying value of cash, accounts payable, accrued expenses and notes payable approximates fair value due to the short-term nature of these accounts.

Recently Issued Accounting Standards

[For a description of recently issued accounting pronouncements, see Notes [*] and [*] to our consolidated financial statements contained in this Annual Report on Form 10-K, which is incorporated herein by reference.]

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, this section is not required.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-[3] of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent registered public accounting firm or disagreements with our accountants on matters of accounting and financial disclosure.

ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective to achieve their stated purpose as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, because of the material weaknesses described below.

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

(1)
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2018, our internal control over financial reporting was not effective due to the following material weaknesses.

●
Insufficient accounting resources. Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.

●
Lack of GAAP knowledge. We lack internal personnel with GAAP knowledge. While management has engaged an external consultant to counter the lack of internal GAAP knowledge, the work of the external consultant does not entirely compensate for this internal deficiency.

To cure the foregoing material weakness, we will look to increase our personnel resources, including those with GAAP knowledge, as funds become available. Management believes that hiring additional knowledgeable personnel with technical accounting expertise and GAAP knowledge will remedy the foregoing weakness.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we cannot assure you that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

Effective April 29, 2019, we terminated our sublease arrangement with GTI Research, Inc. for our prior facilities in Denver, Colorado. In connection with such termination, we entered into a Sublease Termination Agreement that, among other things, terminated any and all of our future rent and other financial commitments under the sublease arrangement. The lease deposit related to the sublease termination was written off in the amount of $12,000.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Antonio Milici	64	Chairman of the Board, Chief Executive Officer and Chief Scientific Officer
Tannya L. Irizarry	60	Chief Administrative Officer and Interim Chief Financial Officer
Jeremiah Bartley	63	Director
4

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

Jeremiah Bartley. Dr. Bartley has served as a member of our board of directors since April 2, 2018. He has served as the Director of Women’s Health Care at Rocky Mountain Internal Medicine in Denver, Colorado since 1990. He is a past President of the Colorado Section of the American College of Obstetrics and Gynecology. Dr. Bartley was a member of the Hospital Provider Fee Oversight and Advisory Board from 2009 to 2016. Dr. Bartley received a BA degree from Yale University and MD degree from University of Miami. He completed his residency in Obstetrics and Gynecology at Case Western University. Dr. Bartley was selected to serve on our board of directors due to his extensive medical experience. The CotB is planning to pay Dr. Bartley with $5,000 common stock.

Fredric Oeschger. Mr. Oeschger is no longer a Director or Board member. He resigned from GeneThera Board on December 6, 2018. Mr. Oeschger has at least partial control of FOGT, LLC that invested in the Company. There was a dispute between FOGT, LLC and the Company, which is included in the “Legal Proceedings Section of the Form 10-K.

Directors are elected until their successors are duly elected and qualified by the Chairman of the Board (Chairman). Dr. Milici, as the Chairman of the Board has the majority of voting rights through ownership of GTHR stock globally. Shareholders suggestions for new directors is welcome and thoroughly researched by the Chairman, who makes the final decision for such election(s). If a selected director breaches his/her fiduciary duties against the best interest of the Company, legal repercussions will be executed to the full extent of the law.

There are no arrangements or understandings known to us pursuant to which any director was or is to be selected as a director or nominee. There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. The Company has a Code of Conduct which provides specific expectations from each director and senior management officers, and the penalty of permanent dismissal from any public traded company in his/her future.

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

4 Need to include information regarding the start date and duration and each Director’s term. Possibly include as new column in table. TLI-No. On each biographical paragraph, we put their starting date; not on tables.

Family Relationships

Dr. Antonio Milici and Ms. Tannya L. Irizarry are husband and wife.

Involvement in Certain Legal Proceedings

To the best of our knowledge, with no exceptions, except as described below, none of our directors or executive officers has, during the past ten years:

●
been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended December 31, 2018.

Code of Ethics

We have adopted and included below, a code of conduct that applies to all of our directors and senior management, including our principal executive officer, principal financial officer and principal accounting officer. Such code of conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, and reporting of violations of the code.

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

CODE OF CONDUCT FOR THE BOARD MEMBERS AND SENIOR MANAGEMENT OF GENETHERA INC.

This Code has been approved by the Board of Directors of the Company with board resolution dated 29th December, 2004. As required under Clause 49 of the Listing Agreement as amended up to date, the Company hereby notifies “the Code.”

All Directors and members of the Senior Management are mandatorily required to understand and adhere to the code/standards prescribed herein, including any amendments/modifications/replacements thereof as may be notified by the Board of Directors (BOD) of the Company from time to time, in the course of their dealings, exercise of powers and discharge of their duties, responsibilities and obligations in relation to the Company and its transactions. Nothing in this Code or related communications creates or implies an employment contract or term of employment.

Violations of Law - Violations of law, this Code or other Company policies or procedures should be reported immediately to the Managing Directors and/or the Compliance Officer, in writing. Violations of law, this Code or other Company policies or procedure can lead to disciplinary action up to and including termination/vacation of office.

Date of Operation – This Code shall be operative with effect from 31st December, 2004.

Applicability – This Code shall be applicable to all the board members (“Directors”) and senior management of the Company.

Part A-Definitions – ‘Company’ means GENETHERA INC. ‘Board Members’ means Board of Directors of GeneThera, Inc. ‘Senior Management’ shall mean personnel of the company who are members of its core management team excluding Board of Directors. This would comprise of all members of management one level below the executive directors, including all functional heads. ‘Compliance Officer’ means the office appointed by the BOD for the purpose of this code from time to time.

Part B – Compliance-

Compliance Officer: The Company has appointed Ms. Tannya L. Irizarry, Company Secretary as Compliance Officer for the purpose of this Code and she shall report to the Managing Directors of the Company. Affirmation of Compliance- All Board Members and senior management personnel of the Company shall affirm compliance with this Code on annual basis in such form as may be prescribed and send it to the Compliance Officer by 30th April of each year. The Annual Report of the Company shall contain a declaration to this effect.

Part C- CODE OF CONDUCT

The Directors and Senior Management personnel of the Company shall adhere to the following:

1.
Shall act in accordance with the highest standards of personal and professional integrity, honesty and ethical conduct.

2.
Shall be independent in their judgment and actions.

3.
Shall exercise due care and diligence in performance of their duties.

4.
Shall comply with all applicable laws, rules, and regulations.

5.
Shall not allow their personal interest to conflict with the interest of the Company. If they are considering investing in a Company customer, supplier, developer or competitor, you must first take great care to ensure that these investments do not compromise your responsibilities to the Company. In the event of there being a conflict of interest and duty, they should make full disclosure of all facts and circumstances thereof to the Board of Directors.

6.
Shall intimate the Company’s Board of Directors before accepting outside directorships.

7.
Shall maintain the confidentiality of the information of the Company received/obtained by them in the course of their position as Director/employee of the Company, except when disclosure is authorized by the Managing Director of the Company or legally mandated and shall not use confidential information for their own advantage or profit.

8.
Shall use best endeavors to protect Company’s assets and property and ensure its efficient use.

9.
Shall not derive any personal benefit (including without limitation through the use of Company’s property, assets, information, or position) except that which they are lawfully entitled to.

10.
Shall refer all inquiries or calls from the press and financial analysts to the Company’s Managing Directors as official Company spokespeople for any company related matters.

11.
Shall abide by Company’s internal code for prevention of Insider Trading.

12.
Shall not, directly or indirectly, short sell any equity/security, of the Company. A short sale means any transaction whereby one may benefit from a decline in the Company’s shares/security price.

13.
Shall, under no circumstances, offer to pay, make payment, promise to pay, or issue authorization to pay any money, gift, or anything of value to customers, vendors, consultants, etc. that is perceived as intended, directly or indirectly, to improperly influence any business, decision, any act or failure to act, any commitment of fraud, or opportunity for the commission of any fraud.

14.
Shall not compete directly or indirectly with the business of the Company or with any business that the Company is considering to establish.

15.
Shall affirm compliance with this Code to the Company on an annual basis.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed. The Chairman of the Board can also select prospective board members

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee.

ITEM 11.
EXECUTIVE COMPENSATION

Smaller Reporting Company Summary Compensation Table - Fiscal Years Ended December 31, 2018 and 2017

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Antonio Milici, Chief Executive Officer	2018	258,000	270,000	5288,000
	2017	225,000	90,000	315,000
Tannya L. Irizarry, Interim Chief Financial Officer	2018	208,000	135,000	343,000
	2017	207,996	45,000	252,996

On January 8, 2017, we entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as the Chief Executive Officer and Chief Scientific Officer of the Company through January 31, 2022. Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two-year period. In consideration for his services, Dr. Milici receives a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. We also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time we have net income of at least $2,000,000 dollars each year based on performance. In addition, we agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. We are also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. However, during deferred salary, we are obligated to accrue deferred tax debt in our balance sheet. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. For the years ended December 31, 2018 and 2017, all salary was deferred.

On January 8, 2017, we entered into an employment agreement with Tannya L. Irizarry to serve as the Chief Administrative Officer and Interim Chief Financial Officer of the Company through January 31, 2022. Unless either party gives notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two-year period. In consideration for her services, Ms. Irizarry receives a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. We also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time we have net income of at least $2,000,000 dollars each year based on performance. In addition, we agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. We are also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. However, during deferred salary, we are obligated to accrue deferred tax debt in its balance sheet. Ms. Irizarry is also entitled to a leased Company vehicle of her selection. At the end of aforementioned lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. During fiscal years 2018 and 2017, all salary was deferred.

Outstanding Equity Awards Value at Fiscal Year-End

There were no unexercised options or unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2018.

Director Compensation

No member of our board of directors received any compensation for his services as a director during the fiscal year ended December 31, 2018.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of December 31, 2018, by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of each class of our voting stock. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 3051 W. 105th Ave. #350251, Westminster, CO 80035.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)			Percent of Common Stock(2)	Percent of Series A Preferred Stock(3)	Percent of Series B Preferred Stock(4)	Percent of Total Voting Stock(5)
	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Antonio Milici (6)	2,519,567	0	17,559,593	7.0%	*	67.00%	65.00%
Tannya L. Irizarry (7)	2,519,567	0	8-5478,979	7.0%	*	33.00%	31.00%
Jerry Bartley	0	0	0	0	*	*	*
GeneThera Inc. (10)	7,064,967	0	0	20.0%	*	*	*
All directors and officers as a group (3 persons named above)	12,104,101	0	26,038,572	100.00%	*	100.00%	96.0%
Gold X Change, Inc. (8)	4,003,860	0	0	11.0%	*	*	1.1%
FOGT, LLC (9)	0	10,350	0	0	100.00	*	*

* Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of its stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)
Based on 37,060,765 shares of common stock outstanding as of December 31, 2019.

(3)
Based on 10,350 shares of Series A Convertible Preferred Stock outstanding as of December31, 2019. Shares of Series A Convertible Preferred Stock are, upon the occurrence of certain events, convertible into shares of common stock on the basis of 400 shares of common stock for each share of Series A Preferred Stock. Holders of Series A Convertible Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis.

(4)
Based on 26,038,572 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2019. Shares of Series B Convertible Preferred Stock are, upon the occurrence of certain events, convertible into shares of common stock on the basis of 10 shares of common stock for each share of Series B Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to 20 votes per share and vote with the holders of common stock on all matters.

(5)
Percentage of Total Voting Stock represents total ownership with respect to all shares of common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as a single class.

(6)
Includes 2,519,567 shares of common stock held by Kalos Holdings, LLC. Dr. Milici’s son was the managing director of Kalos Holdings, LLC until 2014 and has no voting and dispositive power over the securities held by it. Dr. Milici has no beneficial ownership of such securities; neither does Tannya L. Irizarry, Dr. Milici’s wife.

(7)
Includes shares held by Antonio Millici, Ms. Irizarry’s husband.

(8)
Pavel Kolesnikov is the President of Gold X Change, Inc and has no voting and dispositive power over the securities held by it. Mr. Kolesnikov disclaims beneficial ownership of such securities except to the extent of his pecuniary interest in such securities, if any.

(9)
Fred Oeschger is the sole member and manager of FOGT, LLC and has voting and dispositive power over the securities held by it. Mr. Oeschger disclaims beneficial ownership of such securities except to the extent of his pecuniary interest in such securities, if any. Those shares were cancelled on September 6, 2019.

(10)
GeneThera, Inc. holds 7,064,967 shares of common stock controlled by Dr. Milici and his wife, Tannya L. Irizarry.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2017 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”).

From time to time, certain directors, officers and stockholders have made loans to the Company. As of December 31, 2018, and 2017, the Company has outstanding loan payables to Antonio Milici, its Chairman, Chief Executive Officer and stockholder, in the amounts of $673 092 and $693,155, respectively. This loan is unsecured, due on demand, and bears interest at 2.41%. As of December 31, 2018, and 2017, the Company has outstanding loan payables to Tannya Irizarry, its Chief Administrative Officer and stockholder, in the amounts of $90,523 and $101,172, respectively. This loan is unsecured, due on demand, and bears interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the years ended December 31, 2018, and 2017, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $4,170 and $227, respectively.

The Company utilizes Elia Holding, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holding, LLC is controlled by Tannya Irizarry’s brother. Costs incurred related to such services were $12,245 and $1,189 for the years ended December 31, 2018, and 2017, respectively.

The Company paid rent, license agreement and consulting fees to GTI Research, Inc. in the amount of $244,624 during 2018. The Company signed the lease agreement for and behalf of the President of GTI Research as he lives out of the country.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors’ Fees

The following is a summary of the fees billed to us by our principal accountants during the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Audit Fees	$55,970	$26,250
Audit-Related Fees		-
Tax Fees		-
All Other Accounting Fees	20,850	7,500
TOTAL	$76,820	$33,750

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by BF Borgers for our financial statements as of and for the years ended December 31, 2018 and 2017, respectively.

PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on this Form 10-K:

(1) Financial Statements. The financial statements required by this item are set forth beginning at F-1 of this Annual Report on this Form 10-K and are incorporated herein by reference.

(2) Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.

(3) Exhibits: See Item 15(b) below.

(b) Exhibits. The following exhibits are included herein or incorporated herein by reference:5 6

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company
3.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of the Company
3.3	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock of the Company
3.4	Amended and Restated Bylaws of the Company
10.1	Milestones Investment Agreement, dated March 15, 2018, between the Company and FOGT, LLC
10.2	Sublease, dated January 1, 2018, between GTI Research, Inc. and GeneThera, Inc.
10.3	Sublease Termination Agreement, effective April 29, 2019, between GTI Research, Inc. and GeneThera, Inc.
10.4	Lab and Office Lease still pending.
10.5†	Employment Agreement, dated January 8, 2017, between the Company and Antonio Milici, M.D., Ph.D.
10.6†	Employment Agreement, dated January 8, 2017, between the Company and Tannya L. Irizarry
14.1	Code of Conduct
21.1	List of subsidiaries of the Company
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document7

† Executive Compensation Plan or Agreement

ITEM 16.
FORM 10-K SUMMARY

None.

5 [NTD: We recommend re-filing all of these exhibits, as the exhibits to the prior 10-K were not filed correctly (e.g., missing pages, etc.).]
6 [NTD: Confirm material contracts are listed, including ALL leases agreements, any potential customer agreements, collaboration agreements, etc. If there is a question as to whether a contract or other agreement is material, send us a copy and the background to evaluate.]

FINANCIAL STATEMENTS

GENETHERA, INC.
AND SUBSIDIA RY
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of GeneThera, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GeneThera, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2018.
Lakewood, CO
February 27, 2019

GeneThera, Inc.
Consolidated Balance Sheets
December 31,
	2018	2017
ASSETS
Current assets
Cash	$5,040	$167,653
Total current assets	5,040	167,563
Office and laboratory equipment and leasehold improvements	729,859	729,859
Automobile & trucks	26,400	26,400
Less: Accumulated depreciation	(735,139)	(729,859)
Total property and equipment, net	21,120	26,400
Other assets - deposit	12,000	12,000
TOTAL ASSETS	$38,160	$206,053

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
	$
Accounts payable	$776,021	683.678
	-	-
Accrued expenses	5,096,781	4,135,810
Settlement payable	-	384,545
Notes payable	25,800	25,800
Convertible notes payable, net of discount	420,500	488,960
Loan from shareholder	770,753	794,327
Contingency	880,162	880,162
Total liabilities	7,970,017	7,393,281

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 10,350 shares and 7,350 shares to be issued as of December 31, 2018 and December 31, 2017,6, respectively	12	9
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 and 16,374,286 shares to be issued as of December 31, 2018 and December 31, 2017, respectively	26,039	16,374
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 35,905,602 and 40,064,983 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	35,904	40,065
Common stock to be issued	53,572	53,572
Additional paid-in capital	22,568,815	19,274,214
Accumulated deficit	(30,616,199)	(26,571,461)
Total stockholders’ deficit of GeneThera, Inc.	(7,931,857)	(7,187,228)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$38,160	$206,053

See accompanying notes to consolidated financial statements.

GeneThera, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017
Expenses
General and administrative expenses	$529,124	$37,7004
Payroll expenses	3,397,643	567,996
Total operating expenses	3,926,767	605,700
Loss from operations	(3,926,767)	(605,700)
Other expenses
Interest expense	(117,970)	(146,623)
Loss on write off of investment	-
Loss on disposal of asset	-
Loss on write off of vendor receivables	-	(39,310)
Loss on write off of related party receivable	-
Total other expense	(117,970)	(185,933)
Other income
Gain on extinguishment of liabilities	-	33,913
Total other income	-	33,913
Net loss before income taxes	(4,044,738)	(757,720)
Provision for income taxes	-	-
Net loss	$(4,044,738)	$(757,720)

Loss per common share - basic and diluted	$(0.11)	$(0.02)
Weighted average common shares outstanding - basic and diluted	38,197,887	40,064,983

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2018 and 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stock to be Issued	Total
Balance at December 31, 2016	4,600	$5	15,410,000	$15,410	40,064,983	$40,065	$18,583,242	$(25,813,741)	$53,572	$(7,121,447)
Preferred Stock to be issued	250	1	-	-	-	-	24,999	-	-	25,000
Preferred Stock to be issued	2,500	3	-	-	-	-	249,997	-	-	250,000
Stock issued for officer wages	-	-	964,286	964	-	-	134,036	-	-	135,000
Adjustment to PIC	-	-	-	-	-	-	25,000	-	-	25,000
Related party liability extinguished	-	-	-	-	-	-	256,940	-	-	256,940
Net Loss	-	-	-	-	-	-	-	(757,720)	-	(757,720)
Balance at December 31, 2017	7,350	$9	16,374,286	$16,374	40,064,983	$40,065	$19,274,214	$(26,571,461)	$53,572	$(7,187,227)
Preferred Stock to be issued			-	-	-	-		-	-
Preferred Stock to be issued	3,000	3	-	-	-	-	299,997	-	-	300,000
Stock to be issued for officer wages	-	-	9,664,286	9,664	-	-	2,621,979	-	-	2,931,643
Cancelation of common stock					(4,662,351)	(4,662)	4.662	-		-
Stock issued for convertible debt					500,000	500	9,500		-	10,000
Stock to be issued for convertible debt	-						58,460			58,460
Adjustment to PIC	-	-	-	1	(30)	1	3	-	-	5
Net Loss	-	-	-	-	-	-	-	(4,044,738)	-	(4,044,738)
Balance at December 31, 2018	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$20,042,172	$(28,089,556)	$53,572	$(7,931,857)

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(4,044,738)	$(757,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,931,643	135,000
Depreciation expense	5,280	-
Shares issued for services	-	-
Extinguishment of liabilities	-	(33,913)
Loss on abandonment	-	-
Loss on investment	-	-
Loss on write off of vendor receivables	-	39,310
Changes in operating assets and liabilities:
Deposit	-	(12,000)
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	(23,573)	20,052
Accounts payable and accrued expenses	668,776	511,355
Convertible notes payable	-	-
Net cash used in operating activities	(462,613)	(97,916)

Cash flows from investing activities
Purchase of fixed asset	-	(26,400)
Net cash used in investing activities	-	(26,400)

Cash flows from financing activities
Proceeds from issuance of stock	300,000	275,000
	-	-
Proceeds from notes payable	-	15,000
Net advance from related parties	-	1,969
Net cash provided by financing activities	300,000	291,969

Net (decrease) increase in cash	(162,613)	167,653
Cash at the beginning of the year	167,653,	-
Cash at the end of the year	$5,040	$167,653

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of convertible notes payable to common stock	$(68,460)	$- )
Cancellation of common stock shares	$4,662	$-

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively, the “Company”). The Company has a long-standing research collaboration with GTI Research. GTI Research is assisting the Company in managing the robotic technology project. The Company’s CEO is also collaborating with this project in order for the Company’s research and development to finally become commercial in order to generate revenues.

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

Property and Equipment, Net

Property and equipment consist primarily of office and laboratory equipment and leasehold improvements and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years. Leasehold improvements are amortized over the shorter of their economic lives or lease terms.

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

Revenue Recognition

There were no revenues during the years ended December 31, 2018 and 2017.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations includes the dilutive effect of common stock equivalents in years with net income. As the Company is in a loss position, any calculation of the dilutive effects of the Company’s convertible securities would reduce the loss per share amount, and, as such, the Company will not perform the calculation.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued expenses and notes payable approximates fair value due to the short- term nature of these accounts.

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $30,616,199 and negative working capital of $7,964,977 as of December 31, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued Expenses

The following is the breakdown of the Company’s accrued expenses as of December 31, 2018 and 2017:

	2018	2017
Accrued officer salaries	$4,473,415	$4,007,415
Accrued interest	164,313	112,546
Accrued expenses- other	459,053	15,849
Total accrued expenses	$5,096,781	$4,135,810

Note 4 – Related Party Transactions

The Company has an outstanding loan payable to Antonio Milici, its CEO and stockholder amounting to $673,092 and $693,155 as of December 31, 2018 and 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan payable to Tannya Irizarry, its COO and stockholder, amounting to $90,523 and $101,172 as December 31, 2018 and 2017, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the years ended December 31, 2018 and 2017, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $4,170 and $477, respectively.

During 2018, the Company paid $12,245 to Elia Holdings, LLC, which entity is controlled by Ms. Irizarry’s ex-husband. Elia Holdings, LLC also converted $14,980 of convertible notes into shares of common stock at a conversion price of $.03 per share.

For the year ended December 31, 2018 the Company paid $244,624 to GTI Research Inc. for rent, scientific license agreement and for other expenses incurred by GTI Research Inc. The Chairman of the Company signed for the lease on the laboratory facility.

On January 1, 2018, the Company entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc. a related party, the Company’s scientific robotic technology collaborator, for 75 months. GTI Research, Inc. a related party, required payment of $12,000 security deposit in December of 2017. Monthly base rents per square foot under this lease are as follows:

Period	Monthly Base Rent
01/01/18 – 03/31/18	$0.00/SF
04/01/18 – 03/31/19	$9.00/SF
04/01/19 – 03/31/20	$10.00/SF
04/01/20 – 03/31/21	$11.00/SF
04/01/21 – 03/31/22	$12.00/SF
04/01/22 – 03/31/23	$13.00/SF
04/01/23 – 03/31/24	$14.00/SF

In addition to the foregoing, the Company is required to pay its proportionate share of all real estate taxes, building insurance and maintenance costs.

The lease terminated on April 29, 2019. No right of use asset and corresponding liability were included in the Balance Sheet.

Note 5 – Extinguishment of Debt

The Company has written off $33,913 from accounts payable for a gain on extinguishment of liabilities in 2017.

Note 6 – Convertible Notes Payable

In previous years the Company borrowed additional money from investors and issued convertible notes, due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As December 31, 2018 and 2017, the outstanding principal and interest on these notes was $420,500 and $488,960, respectively.

The following is a list of notes that were converted during 2018.

On April 18, 2018, Brook Zarecki IRA (Mid South Retirement Srvcs) converted an aggregate of $3,000 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.015.

On April 18, 2018, Nichole Zarecki (Mid South Retirement Srvcs) converted an aggregate of $7,000 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.015.

On April 18, 2018, Parker Zarecki (Mid South Retirement Srvcs) converted an aggregate of $3,000 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.015.

On April 18, 2018, Sierra Zarecki (Mid South Retirement Srvcs) converted an aggregate of $3,000 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.015.

On April 24, 2018, Patrick McClure converted an aggregate of $1,500 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.020.

On October 25, 2018, Daniel M. Price converted an aggregate of $20,000 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.02.

On November 13, 2018, Elia Holdings, LLC converted $14,980 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.03.

On November 13, 2018, Anthos Holdings, LLC converted $15,980 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.03.

On December 3, 2018, Daniel M. Price was issued 500,000 shares of common stock for 6ne-half of his total convertible notes.

Note 7- Stockholders’ Equity

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

As of December 31, 2018, the Company had agreed to issue 10,350 shares of Series A Preferred Stock, but no shares were issued and outstanding.

As of December 31, 2018, the Company had agreed to issue 26,03,572shares of Series B Preferred Stock, but no shares were issued and outstanding.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $.001 par value. As of December 31, 2018 and 2017, there were 35,905,602 and 40,064,983 shares of common stock issued and outstanding, respectively.

As of December 31, 2016, an additional 1,783,332 shares valued at $53,572 were yet to be issued pursuant to convertible notes payable that were converted. The common shares to be issued are disclosed separately on the Balance Sheet.

Paid in Capital

During the year ended December 31, 2017, the Company adjusted paid in capital of $25,000 from accounts payable for funds received from a stock transaction for which the shares have been issued.

During the same period, the Company had a gain on extinguishment of $256,940 for the write-off of a liability previously recorded in accounts payable-related party from a company controlled by a family member of CEO that had been forgiven through the operation of law through the voluntary dissolution of the creditor’s legal entity.

Designation of Series A Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series A Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series A Convertible Preferred Stock. Pursuant to the Series A Certificate of Designation, the Company designated 20,000,000 shares of its preferred stock as Series A Convertible Preferred Stock. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

●
Dividends. Holders of shares of Series A Convertible Preferred Stock are not entitled to dividends.

●
Liquidation. Upon any dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), holders of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series A Liquidation Preference”). If upon any Liquidation the amounts payable with respect to the Series A Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series A Convertible Preferred Stock are not paid in full, the holders of Series A Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled. After the payment of the Series A Liquidation Preference shall have been made in full to the holders of the Series A Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series A Convertible Preferred Stock and the common stock, collectively, as one class.

●
Voting. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Series A Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series A Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series A Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series A Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series A Convertible Preferred Stock.

●
Conversion. Each holder of shares of Series A Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series A Convertible Preferred Stock may be converted (the “Conversion Rate”) shall be determined according to the terms of a stock purchase agreement between the Company and the holder. In addition, each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock, at the then applicable Conversion Rate, upon the earlier of (i) the closing of a public offering of equity or equity equivalent securities resulting in minimum gross proceeds to the Company of $20 million and (ii) upon the Company’s common stock trading at or above $6.00 per share for 20 out of 30 consecutive trading days; provided that prior to the event specified by (ii) above, the Company shall have (y) an effective registration statement on file with the SEC registering the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock and (ii) obtained the approval for listing the common stock on any national securities exchange. The Conversion Rate is subject to customary adjustments as described in the Series A Certificate of Designation.

●
Redemption. The Series A Convertible Preferred Stock is not redeemable.

The Company has entered in a stock purchase agreement with the holder of the Series A Convertible Preferred Stock, FOGT, LLC, pursuant which the parties agreed on the conversion rate of 400 shares of common stock for each share of Series A Convertible Preferred Stock.

Designation of Series B Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series B Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series B Convertible Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 30,000,000 shares of its preferred stock as Series B Convertible Preferred Stock. Following is a summary of the material terms of the Series B Convertible Preferred Stock:

●
Dividends. Holders of shares of Series B Convertible Preferred Stock are not entitled to dividends.

●
Liquidation. Upon any Liquidation, holders of Series B Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series B Liquidation Preference”). If upon any Liquidation the amounts payable with respect to the Series B Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series B Convertible Preferred Stock are not paid in full, the holders of Series B Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled. After the payment of the Series B Liquidation Preference shall have been made in full to the holders of the Series B Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series B Convertible Preferred Stock and the common stock, collectively, as one class.

●
Voting. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast 20 votes per share. Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series B Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series B Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series B Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series B Convertible Preferred Stock.

●
Conversion. Each holder of shares of Series B Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series B Convertible Preferred Stock may be converted is ten shares of common stock for each share of Series B Convertible Preferred Stock.

●
Redemption. The Series B Convertible Preferred Stock is not redeemable.

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

The Company agreed to pay Dr. Milici a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. For the fiscal years 2018 and 2017, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued.

The Company agreed to pay Ms. Irizarry a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. Ms. Irizarry is also entitled to a leased Company vehicle of her selection. At the end of aforementioned Lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. For the fiscal years 2018 and 2017, all salary was deferred and no shares of Series B Convertible Preferred Stock were issued.

Legal Contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and stockholders over various contracts and agreements. Other than those outstanding judgments listed below, no other legal claims have been made or are known at this time.

On June 6, 2008, a judgment was issued against the Company in the case of MAG Capital, LLC aka Mercator Momentum Fund III LP, Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. v. the Company in the Orange County District Court in the State of California in the amount of $37,721. The Company has not satisfied the judgment.

On February 10, 2009, a judgment was issued against the Company in the case of Centennial Credit Corporation v. the Company Jefferson County District Court in the State of Colorado in the amount of $967. The Company has not satisfied the judgment.

In June 2009, a judgment was issued against the Company in the case of James Tufts v. the Company in the Small Claims Court in Jefferson County Colorado in the amount of $4,000 plus expenses from a London trip. The Company has not satisfied the judgment.

On June 26, 2009, a judgment was issued against the Company in the case of Enterprise Leasing Company of Denver v. the Company in the Jefferson County District Court in the State of Colorado in the amount of $78,178. The Company has not satisfied the judgment.

On August 17, 2010, a judgment was issued against the Company in the case of Banc of America Leasing v. the Company in the Oakland County District in Troy, Michigan in the amount of $24,183. The Company has not satisfied the judgment.

On September 23, 2010, a judgment was issued against the Company in the case of Liberty Acquisitions v. the Company in the Jefferson County Court in the State of Colorado in the amount of $3,300. The Company has not satisfied the judgment.

Beginning in November 2010 and through July 2011, Gold X Change, Inc. (“GXC”) invested approximately $132,000 in the aggregate in the Company’s convertible notes. In July 2011, a dispute arose between the Company and GXC as to the number of shares issuable upon conversion of the convertible notes.  In order to resolve this dispute, the Company and GXC agreed to issue a total of 24 million shares of the Company’s common stock in the name of GXC; provided that GXC deposit such shares into an escrow account with an escrow agent.  Under the terms of the escrow agreement, these shares would only be released to GXC if GXC invested an additional $1 million into the Company within one year, which ended on September 30, 2012.  During the one year period, GXC only invested $880,162.  As a result of GXC’s failure to invest the full $1 million within the one year time period as required by the escrow agreement, GXC was in default under the escrow agreement and the 24 million shares were cancelled. The $880,162 paid by GXC to the Company was deemed to be the cost of the 1,189,300 shares of the Company’s common stock that was already held by GXC.

Milestones Investment Agreement

In March 2018, we entered into a Milestones Investment Agreement with FOGT, LLC (in part controlled by a former member of the Board of Directors), pursuant to which FOGT, LLC had agreed to invest and purchase up to $5 million of Series A Convertible Preferred Stock pending completion of certain milestones. As of December 31, 2018, FOGT, LLC has invested $550,000 and we agreed to issue 5,500 shares of Series A Convertible Preferred Stock. FOGT, LLC had agreed to invest additional amounts as follows: (i) $1,500,000 upon completion of design, assembly and validation of an advanced robotic system; and (ii) $1,750,000 upon entering into a commercial agreement with a government organization or private entity. A dispute arose between FOGT, LLC and the Company. As a result, FOGT, LLC ceased further investments in the Company. (The dispute is described in the “Legal Proceedings” Section of this Form 10-K.)

Lease Agreement

On January 1, 2018, the Company entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc. a related party, the Company’s scientific robotic technology collaborator, for 75 months. GTI Research, Inc. a related party, required payment of $12,000 security deposit in December of 2017. Monthly base rents per square foot under this lease are as follows:

Period	Monthly Base Rent
01/01/18 – 03/31/18	$0.00/SF
04/01/18 – 03/31/19	$9.00/SF
04/01/19 – 03/31/20	$10.00/SF
04/01/20 – 03/31/21	$11.00/SF
04/01/21 – 03/31/22	$12.00/SF
04/01/22 – 03/31/23	$13.00/SF
04/01/23 – 03/31/24	$14.00/SF

In addition to the foregoing, the Company is required to pay its proportionate share of all real estate taxes, building insurance and maintenance costs.

The lease was terminated on April 29, 2019. No right of use asset or the corresponding lease liability was recorded on the books.

Note 9 – Income Taxes

The Company has federal net operating loss carryforwards totaling $13,720,449 and 12,612,634 at December 31, 2018 and 2017, respectively. Subject to certain limitations (including limitations under Section 382 of the Internal Revenue Code), the carryforwards are available to offset future taxable income through 2036. The amount of change in the deferred tax asset and the related valuation allowance was approximately $342,324 during the year ending December 31, 2018, compared to approximately $357,468 in the year ending December 31, 2017.

Net deferred tax assets consist of the following components as of December 31:

	2018	2017
Deferred Tax Assets:
NOL Carryover	$6,104,912	$3,232,618
Deferred tax liabilities
Less valuation allowance	(6,104,912)	(3,232,618)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2018	2017
Book loss	$260,991	$265,202
State loss	34,524	35,082
Valuation allowance	(295,515)	(300,284)
	$-	$-

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

Note 10 – Subsequent Events

As of April 29, 2019, the landlord of GTI Research, changed the locks, blocking access to the laboratory facilities. The failure to receive two (2) emergency injunctive payments in the amount of $80,000 from FOGT, LLC aka Fredric Oeschger, during mediation/arbitration, caused the landlord to block all occupants. The lease deposit was not returned and was written off by the Company in the second quarter of 2019 in the amount of $12,000.

Convertible notes payable

As of February 20, 2020, no additional conversions have occurred and no new convertible notes have been issued.

Change in the Board of Directors

Fred Oeschger is no longer serving as a director on the Board.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2020	GENETHERA, INC.

/s/ Antonio Milici
Name: Antonio Milici
Title: Chief Executive Officer

/s/ Tannya L. Irizarry
Name: Tannya L. Irizarry
Title: Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Antonio Milici and Tannya L. Irizarry, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Milici	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
Antonio Milici

/s/ Tannya L. Irizarry	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Tannya L. Irizarry

/s/ Jeremiah Bartley	Director	February 27, 2020
Jeremiah Bartley