Form 10-Q
period 2019-03-31
GENETHERA INC
filed 2020-03-26
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _________

Commission File Number:

000-27237

GeneThera, Inc.

(Exact name of registrant as Specified in its Charter)

Nevada	65-0622463
(State or Other Jurisdiction of	(Internal Revenue Service
Incorporation or Organization)	Employer Identification Number)

3051 W. 105th Ave. #350251, Westminster, CO	80035
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(720) 587-5100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 35, 902, 602 shares of common stock issued and outstanding as of March 25, 2020.

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-Q, including Business and Management’s Discussion and Analysis or Plan of Operation, contain “forward-looking statements”. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, would, could, plan, goal, potential, expect, anticipate, estimate, believe, intend, project, and similar words and variations thereof. This report contains forward-looking statements that address, among other things:

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

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements (“Cautionary Statements”) include, among others:

*	Our ability to raise capital,

*	Our ability to execute our business strategy in a very competitive environment,

*	Our degree of financial leverage, risks associated with our acquiring and integrating companies into our own,

*	Risks relating to rapidly developing technology, and regulatory considerations,

*	Risks related to international economies,

*	Risks related to market acceptance and demand for our products and services,

*	The impact of competitive services and pricing, and

*	Other risks referenced from time to time in our SEC filings.

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

Item 1. Financial Statements.

GeneThera, Inc.

March 31, 2019

GeneThera, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$-	$5,040
Prepaid expenses	421	-
Total current assets	421	5,040
Property and equipment
Office and laboratory equipment and leasehold improvements	729,859	729,859
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(736,459)	(735,139)
Total property and equipment, net	19,800	21,120
Other assets - Deposit	12,000	12,000
TOTAL ASSETS	$32,221	$38,160

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$723,670	$776,021

Accrued expenses	5,465,433	5,096,781
Notes payable	25,800	25,800
Convertible notes payable, net of discount	266,000	420,500
Loan from shareholder	770,753	770,753
Contingency	880,162	880,162
Total liabilities	8,131,818	7,970,017

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 10,350 shares to be issued as of March 31, 2019 and December 31, 2018, respectively	12	12
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares to be issued as of March 31, 2019 and December 31, 2018, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 35,902,602 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	35,904	35,904
Common stock to be issued	53,572	53,572
Additional paid-in capital	22,568,815	22,568,815
Accumulated deficit	(30,783,939)	(30,616,199)
Total stockholders’ deficit of Genethera, Inc.	(8,099,598)	(7,931,857)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$32,221	$38,160

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)	(unaudited)
Expenses
General and administrative expenses	$40,409	$65,415
Payroll expenses	116,500	116,500
Research and Development		18,868
Depreciation	1,320	1,390
Total operating expenses	158,229	202,173
Loss from operations	(158,229)	(202,173)

Other expenses
Interest expense	(9,512)	(36,053)
Loss on write of Investment	-	-

Loss on write off of vendor receivables
Total other expense	(9,512)	(36,053)
Other Income

Total other Income	-	-
Net loss before income taxes	(167,741)	(238,226)
Provision for income taxes	-	-

Net loss	$(167,741)	$(238,226)

Loss per common share - Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	38,197,887	40,064,983

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit)

For the Three Months ended March 31, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2018	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,616,199)	$53,572	$(7,931,857)
Net Loss	-	-	-	-	-	-	-	(167,741)	-	(167,741)
Balance at March 31, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$20,042,172	$(30,783,939)	$53,572	$(8,099,598)

Three Months Ended March 31, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2017	7,350	$9	16,374,286	$16,374	40,064,983	$40,065	$19,274,214	$(26,571,461)	$53,572	$(7,187,227)
Net Loss	-	-	-	-	-	-	-	(238,226)	-	(238,226)
Balance at March 31, 2018	7,350	$9	16,374,286	$16,374	40,064,983	$40,065	$19,274,214	$(26,809,687)	$53,572	$(7,425,453)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2019 (unaudited)	2018 (unaudited)

Cash flows from operating activities
Net loss	$(167,741)	$(238,226)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Amortization of discount on debt	-	-
Depreciation and amortization	1,320	1,390
Shares issued for services	-	-
Loss on write off of vendor receivables	-	-
Loss on abandonment	-	-
Loss on Investment	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(421)	-
Deposit	-	-
Fixed Assets	-	-
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	-	7,752
Accounts payable and accrued expenses	161,802	179,735

Net cash used in operating activities	(5,040)	(49,349)

Cash flows from investing activities
Purchase of Fixed Asset	-	(1,400)

Net cash used in investing activities	-	(1,400)

Cash flows from financing activities
Proceeds from issuance of stock	-	-

Proceeds from notes payable	-	-
Net advance from related parties	-	2
Proceeds from convertible notes	-	-
Net cash provided by financing activities	-	2

Net decrease in cash	(5040)	(50,747)
Cash at the beginning of the year	5,040	167,652
Cash at the end of the year	$-	$116,905

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.

March 31, 2019

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively, the “Company”). The Company terminated its research collaboration with GTI Research, Inc. due to the breach of the Milestone Investment Agreement caused by FOGT, LLC and Fredric Oeschger. The Company plans to continue the development of the robotic technology project. The Company’s CEO is directing the robotic technology project in order for the Company’s research and development to finally become commercial in order to generate revenues.

The Company is a biotechnology company that develops molecular assays for the detection of food contaminating pathogens, veterinary diseases and genetically modified organisms.

Basis of Presentation – Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts are eliminated upon consolidation.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Property and equipment, net

Property and equipment consist primarily of office and laboratory equipment, leasehold improvements, vehicle, and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from five to seven years.

Fair Value Instruments

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties typically cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

Revenue recognition

There were no revenues as of March 31, 2019 and 2018.

The Company follows the FASB Accounting Standards Codification ASC 606 – Revenues from Contracts with Customers for revenue recognition. The Company considers revenue realized or realizable and earned when all the following criteria are met:

1)	identification of the contract with a customer;

2)	identification of the performance obligations in the contract;

3)	determination of the transaction price;

4)	allocation of the transaction price to the performance obligations in the contract; and

5)	recognition of revenue when or as a performance obligation is satisfied. Revenue is recognized when each performance obligation is satisfied by the entity. An estimate of the variable consideration or performance obligations that an entity ultimately expects to be entitled to is included in the transaction price, and revenue is recognized upon satisfaction of the related performance obligation(s). An implicit or explicit significant financing component is taken into consideration. IP licenses must be analyzed. Each contract with customers is analyzed for multiple elements if any element must stand alone.

Leases

The Company leased laboratory space from GTIR. The lease agreement was terminated in April 2019. No right of use asset and liability were recorded for this lease.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and will recognize a right of use (“ROU”) asset and liability in the consolidated balance sheet when and if the Company enters into a qualifying lease agreement.

At contract inception, the Company determines whether an arrangement is or contains a lease and whether the lease should be classified as an operating or a financing lease. A contract is or contains a lease if the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. ROU assets for operating leases represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments.

Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Non-lease components are accounted for separately from the fixed lease component for all leases. Most of the Company’s leases do not provide an implicit rate that can readily be determined. Therefore, the applied discount rate is based on the Company’s incremental borrowing rate, which is determined using its credit rating and other information available as of the commencement date and is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Lease terms may include options to renew, which the Company factors into the determination of the lease term when it is reasonably certain that the Company will exercise that option. The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in “Cost of sales” and “Selling, general and administrative” line items in the Company’s consolidated statements of comprehensive income. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases is recognized on a straight-line basis over the lease term.

The Company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the ROU asset unless doing so would reduce the ROU asset to an amount less than zero, in which case the remaining adjustment would be recorded in the consolidated statements of comprehensive income.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of revenue as incurred.

Shipping and handling costs were $0 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Recently issued accounting pronouncements

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $30,783, 939 and negative working capital of $8,131, 397 as of March 31, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

As of March 31, 2019, the Company had fully depreciated office and laboratory equipment, and a vehicle with net book value of $19,800.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673, 092 as March 31, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $90,523 as March 30, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agency. During the three months ended March 31, 2019 and 2018, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $600 and $5,144, respectively.

The Company will no longer rely on GTI Research, Inc. (“GTIR”), the Company’s previous scientific robotic technology collaborator, for conducting research and development activities on the robotic technology development project. For the three-month periods ended March 31, 2019 and 2018, respectively, the Company incurred costs of $0 and $76,422 for development services from GTIR. In addition, the Company no longer subleases from GTIR all of its office and lab space under a 75-month lease. GTIR holds a $12,000 security deposit paid by the Company in December of 2017. The Company incurred base rental and triple net expenses of $0 and $29,183 associated with the lease during the three months ended March 31, 2019 and 2018, respectively. The lease agreement with GTI Research, Inc. was terminated on April 29, 2019. The deposit of $12,000 was expensed at the date of the lease termination.

The Company utilizes Elia Holdings, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holdings, LLC is controlled by Rene Irizarry. Costs incurred related to such services were $0 and $0 during the three-month periods ended March 31, 2019 and 2018, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Accrued officer salaries (see below)	$4,589,915	$4,473,415
Accrued interest	172,015	164,313
Other	703,503	459,053
	$5,465,433	$5,096,781

Note 6 – Convertible notes payable

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of March 31, 2019, and December 31, 2018, the total outstanding principal and interest is $266,000 and $420,500, respectively.

On April 18, 2018, the Company has received conversion notices on convertible notes totaling $16,000, plus accrued interest which will be converted into shares of the Company’s common stock at conversion prices $0.015.

On April 24, 2018, the Company has received conversion notices on convertible notes totaling $1,500, plus accrued interest which will be converted into shares of the Company’s common stock at conversion prices $0.02.

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

In January 2019 the Company received conversion notices on convertible notes totaling $154,500, plus accrued interest, which will be converted into shares of the Company’s common stock at conversion prices of $0.015 to $0.030. No shares

Note 7 - Shareholders’ equity

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock, $.001 par value, and 30,000,000 shares of Series B Preferred Stock, $.001 par value.

As of March 31, 2019, and December 31, 2018, the Company had agreed to issue 10,350 shares of Series A Preferred Stock, but no shares were issued and outstanding.

As of March 31, 2019, and December 31, 2018, the Company had agreed to issue 26,038,572 shares of Series B Preferred Stock, but no shares were issued and outstanding.

An agreement was signed with FOGT, LLC, an entity controlled by a former member of the Board of Directors on April 18, 2018 to purchase an additional 3,000 Preferred A shares, which remain to be issued. The shares were valued based on the agreed upon purchase price of $100 per share. There was no value assigned to the imbedded conversion feature as it was out of the money and did not qualify for bifurcation based on the terms. Moreover, on December 6, 2019, Fredric Oeschger, owner of FOGT, LLC, resigned as a board member of GeneThera, and also as their investor, failing to pay the third milestone from their agreement with GeneThera. The failure to receive the third milestone payment financially damaged the Company’s plan to generate revenues with their robotic technology project.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 35,902,602 shares as of March 31, 2019 and December 31, 2018, respectively.

Note 8 – Commitments

Employment Agreements

In 2017, the Company entered into five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $21,500 and $17,333 per month, respectively, and expires on January 31, 2022.

The agreements also provide for an aggregate bonus of $135,000 to be paid in Series B Preferred stock in March of each year of the agreement. Both officers waived their rights for the preferred B stock to be issued to them in 2018. In November of 2018, the agreements were amended to discontinue the preferred B stock award and include the amounts in base pay effective January 1, 2019.

Office Space Lease

On January 1, 2018, the Company entered into a triple net sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc. for 75 months. Future minimum lease payments under this lease were as follows, as this lease was terminated by the property management on April 29, 2019. No money is owed to landlord:

Period	Monthly Base Rent
01/01/18 – 03/31/18	$0
04/01/18 – 03/31/19	$5,993
04/01/19 – 03/31/20	$6,658
04/01/20 – 03/31/21	$7,324
04/01/21 – 03/31/22	$7,990
04/01/22 – 03/31/23	$8,656
04/01/23 – 03/31/24	$9,322

In addition to the foregoing, we are no longer required to pay any proportionate share of real estate taxes, building insurance and maintenance costs which used to be an estimated monthly charge of $2,377.

We no longer sub-lease 750 square feet of office space for GTI Corporate Transfer Agents, LLC, on a month-to-month basis.

No ROU asset or liability was established or recorded by the Company on its Balance Sheet as of March 31, 2019 and December 31, 2018, respectively.

Legal Contingencies

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of December 31, 2017 and default interest of 18% is being accrued on the outstanding judgment balance to date. In July 2019, Litchfield Church Ranch, LLC was dissolved. Management claims no money is owed.

On January 31, 2019, the Company went to arbitration against FOGT, LLC for breaching their contract agreement.

On March 9, 2019, the Company’s legal team, received an emergency relief injunction against FOGT, LLC for $25,000. Fredric Oeschger refused to pay.

On April 10, 2019, another emergency relief injunction was granted to our Company. Fredric Oeschger refused to pay.

On or before the end of August 2019, the United States Second Circuit Appeals Court, ordered FOGT, LLC and GeneThera, Inc. to have a mandatory mediation.

On September 3, 2019, FOGT, LLC and GeneThera Inc. agreed to settle the case against FOGT for breach of contract.

On September 6, 2019, FOGT, LLC and GeneThera, Inc. reached a settlement of $425,000. The legal team received $171,000 from this settlement resulting in net proceeds to the Company of approximately $254,000.

Note 9 – Subsequent events

The lease for the Company’s office and laboratory space was terminated on April 29, 2019. The Company expensed the $12,000 deposit related to the leased space on that date.

On September 6, 2019, FOGT, LLC and GeneThera, Inc. reached a settlement of $425,000. The legal team received $171,000 from this settlement resulting in net proceeds to the Company of approximately $254,000.

In July 2019, Litchfield Church Ranch, LLC was dissolved. Management claims no money is owed on this debt.

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

We have not generated significant operating revenue as of March 31, 2019. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2018. For the three months ended March 31, 2019 and 2018, our operating losses were $167,741 and $238,226, respectively. Our current liabilities exceeded current assets by $8, 131, 397 and $7,964,977 as of March 31, 2019 and December 31, 2018, respectively.

We will require significant additional funding in order to achieve our business plan.  Over the next 12 months, in order to have the capability of achieving our business plan, we believe that we will require at least $40,000,000 in additional funding. We will attempt to raise these funds by both means of one or more private offerings of debt or equity securities.  In such events, we may need immediate additional funding.  Our capital requirements will depend on many factors including, but not limited to, the timing of further development of assays to detect the presence of infectious disease from the blood of live animals, our hiring of additional personnel, the applications for, and receipt of, regulatory approvals for any veterinary vaccines that we may develop, and other factors.  Our ability to raise capital will increase our ability to implement our business plan.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as March 31, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its CFO interim and stockholder, amounting to $90,523 as of March 31, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agency.  Michelle Torres Colón is the managing director with a 34% ownership and/or interest. Tannya Irizarry is a board member and has a 33% ownership and/or interest. Janice Ortega is the assistant managing director with a 33% ownership and/or interest.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

EMPLOYEES

As of March 31, 2019, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022. In consideration for his services, Dr. Milici will receive a base salary of $258, 000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion. As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work. We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022. Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum. There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

The company did not generate any revenue for the three months ended March 31, 2019 and 2018.

The company had total operating expenses of $158,229 for the three months ended March 31, 2019, compared to total operating expenses of $202,173 for the three months ended March 31, 2018, a decrease of increase of $43,944 from the prior period. The decrease is essentially due to no operations during the current quarter.

We had a net loss of $167,741 for the three months ended March 31, 2019, compared to a net loss of $238,226 for the three months ended March 31, 2018, a decrease of $70,485 from the prior period essentially due to no operations in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of March 31, 2019 of $32,221, which included cash of $0, other assets – Deposit of $12,000 and total property and equipment, net $19,800.

We had total liabilities of $8,131, 818 as of March 31, 2019, which included $723,670 of accounts payable, $5,465, 433 of accrued liabilities, and $1,942,715 of notes and loans payable and other liabilities.

We had negative working capital of $8,131, 397 and an accumulated deficit of $30,783, 939 as of March 31, 2019.

It is estimated that we will require outside capital for the remainder of 2019 and 2020 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. The Company is still in discussions with one or two groups to obtain financing through equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

The Company has no off-balance sheet commitments or arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is committed to improving financial organization. As part of this commitment, management and the Board perform reviews of the Company’s policies and procedures as they relate to financial reporting in an effort to mitigate future risks of potential misstatements. The Company will continue to focus on developing and documenting internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Unless otherwise noted, these judgements are accrued in accounts payable.

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. We did. The Company has an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of December 31, 2017 and default interest of 18% is being accrued on the outstanding judgment balance. In July 2019, Litchfield Church Ranch, LLC was dissolved. No money is owed.

On January 31, 2019, the Company went to arbitration against FOGT, LLC for breaching their contract agreement.

On March 9, 2019, the Company’s legal team, received an emergency relief injunction against FOGT, LLC for $25,000. Fredric Oeschger refused to pay.

On April 10, 2019, another emergency relief injunction was granted to our Company. Fredric Oeschger refused to pay.

On or before the end of August 2019, the United States Second Circuit Appeals Court, ordered FOGT, LLC and GeneThera, Inc. to have a mandatory mediation.

On September 3, 2019, FOGT, LLC and GeneThera Inc. agreed to settle the case against FOGT for breach of contract.

On September 6, 2019, FOGT, LLC and GeneThera, Inc. reached a settlement of $425,000. The legal team received $171,000 from this settlement resulting in net proceeds to the Company of approximately $254,000.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on February 27, 2020 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of March 25, 2020, the Company issued no new securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6:	Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2020.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	03/25/20
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	03/25/20
Tannya L Irizarry