Form 10-Q
period 2019-06-30
GENETHERA INC
filed 2020-03-30
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 35, 902, 602 shares of common stock issued and outstanding as of March 30, 2020.

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

Item 1. Financial Statements.

GeneThera, Inc.
June 30, 2019
Index to the Condensed Consolidated Financial Statements

GeneThera, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash	$-	$5,040
Prepaid expenses	852	-
Total current assets	852	5,040
Property and equipment
Office and laboratory equipment and leasehold improvements	729,859	729,859
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(737,779)	(735,139)
Total property and equipment, net	18,480	26,400
Other assets - Deposit	-	12,000
TOTAL ASSETS	$19,332	$38,160

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$730,997	$776,021
Accrued expenses	5,592,225	5,096,781
Notes payable	25,800	25,800
Convertible notes payable, net of discount	266,000	420,500
Loan from shareholder	770,753	770,753
Contingency	880,162	880,162
Total liabilities	8,265,937	7,970,017

Commitments and Contingencies	-	-
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 Shares authorized, 10,350 shares to be issued as of June 30, 2019 and December 31, 2018, respectively	12	12
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares to be issued as of June 30, 2019 and December 31, 2018, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 35,902,602 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	35,904	35,904
Common stock to be issued	53,572	53,572
Additional paid-in capital	22,568,815	22,568,815
Accumulated deficit	(30,930,947)	(30,616,199)
Total stockholders' deficit of Genethera, Inc.	(8,246,606)	(7,931,857)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$19,332	$38,160

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
General and administrative expenses	19,676	83,629	$60,085	$140,094
Payroll expenses	116,500	164,472	233,000	280,972
Research and Development	-	61,675	-	82,913
Depreciation	1,320	1,390	2,640	2,780
Total operating expenses	137,496	311,166	295,725	506,759
Loss from operations	(137,496)	(311,196)	(295,725)	(506,759)
Other expenses
Interest expense	(9,512)	(36,054)	(19,024)	(72,106)
	-	-	-	-
Total other expense	(9,512)	(36,054)	(19,024)	(72,106)
Other Income
	-	-	-	-
Total other Income	-	-	-	-
Net loss before income taxes	(147,008)	(347,220)	(314,749)	(578,865)
Provision for income taxes	-	-	-	-
Net loss	(147,008)	(347,220)	$(314,749)	$(578,865)
Loss per common share - Basic and diluted	(0.01)	(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding - Basic and diluted	38,197,887	40,064,983	38,197,887	40,064,983

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)

Three Months Ended June 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,783,940)	$53,572	$(8,099,598)
Net Loss	-	-	-	-	-	-	-	(147,008)	-	(147,008)
Balance at June 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,930,947)	$53,572	$(8,246,606)

Three Months Ended June 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2018	7,350	$9	16,374,286	$16,374	40,064,983	$40,065	$19,274,214	$(26,803,105)	$53,572	$(7,418,872)
Preferred stock to be issued	3,000	3					299,997			300,000
Net Loss	-	-	-	-	-	-	-	(374,220)	-	(374,220)
Balance at June 30, 2018	10,350	$12	16,374,286	$16,374	40,064,983	$40,065	$19,574,211	$(27,150,325)	$53,572	$(7,466,091)

Six Months Ended June 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2018	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,616,199)	$53,572	$(7,931,857)
Net Loss	-	-	-	-	-	-	-	(314,749)	-	(314,749)
Balance at June 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$20,568,815	$(30,930,947)	$53,572	$(8,246,606)

Six Months Ended June 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2017	7,350	$9	16,374,286	$16,374	40,064,983	$40,065	$19,274,214	$(26,571,461)	$53,572	$(7,187,227)
Preferred stock to be issued	3,000	3					299,997			300,000
Net Loss	-	-	-	-	-	-	-	(578,865)	-	(578,865)
Balance at June 30, 2018	10,350	$12	16,374,286	$16,374	40,064,983	$40,065	$19,274,214	$(27,150,325)	$53,572	$(7,466,091)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(314,749)	$(578,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Amortization of discount on debt	-	-
Depreciation and amortization	2,640	2,780
Shares issued for services	-	-
Loss on write off of vendor receivables	-	-
Loss on abandonment	-	-
Loss on Investment	-	-
Changes in operating assets and liabilities:	(852)	-
Prepaids
Deposit	12,000	-
Fixed Assets	-	-
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	-	-
Accounts payable and accrued expenses	295,921	382,621
Net cash used in operating activities	(5,040)	(193,464)

Cash flows from investing activities
Purchase of Fixed Asset	-	(1,400)
Net cash used in investing activities	-	(1,400)

Cash flows from financing activities
Proceeds from issuance of stock	-	300,000
Proceeds from notes payable	-	-
Net advance from related parties	-	1,796
Proceeds from convertible notes	-	-
Net cash provided by financing activities	-	301,796

Net decrease (increase) in cash	(5,040)	106,932
Cash at the beginning of the year	5,040	167,653
Cash at the end of the year	-	274,585

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
June 30, 2019

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

Fair Value Measurements

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

Revenue recognition

There were no revenues as of June 30, 2019 and 2018.

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

Shipping and handling costs were $0 and $0 for the six months ended June 30, 2019 and 2018, respectively

Recently issued accounting pronouncements

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”)”. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statement presentation or disclosures.

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $30,930,947 and negative working capital of $8,265,086 as of June 30, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

As of June 30, 2019, the Company had fully depreciated office and laboratory equipment, and a vehicle with a net book value of $18,480.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as June 30, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $90,523 as June 30, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agency. During the six months ended June 30, 2019 and 2018, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $600 and $5,144, respectively.

The Company will no longer rely on GTI Research, Inc. (“GTIR”), the Company’s previous scientific robotic technology collaborator, for conducting research and development activities on the robotic technology development project. For the six-month periods ended June 30, 2019 and 2018, respectively, the Company incurred costs of $0 and $82,913 for development services from GTIR. In addition, the Company no longer subleases from GTIR all of its office and lab space under a 75-month lease. The Company incurred base rental and triple net expenses of $0 and $33,734 associated with the lease during the six months ended June 30, 2019 and 2018, respectively. GTIR holds a $12,000 security deposit paid by the Company in December of 2017. The lease agreement with GTI Research, Inc. was terminated on April 29, 2019. The deposit of $12,000 was expensed at the date of the lease termination.

The Company utilizes Elia Holding, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holding, LLC is controlled by Rene Irizarry. Costs incurred related to such services were $0 and $0 during the three-month periods ended March 31, 2019 and 2018, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Accrued officer salaries (see below)	$4,504,900	$4,473,415
Accrued interest	173,416	164,313
Other	913,909	459,053
	$5,592,225	$5,096,781

Note 6 – Convertible notes payable

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of June 30, 2019, and December 31, 2018, the total outstanding principal and interest is $266,000 and $420,500, respectively.

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

In January 2019 the Company received conversion notices on convertible notes totaling $154,500, plus accrued interest, which will be converted into shares of the Company’s common stock at conversion prices of $0.015 to $0.030. No shares were issued for the convertible notes.

Note 7 - Shareholders’ equity

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock, $.001 par value, and 30,000,000 shares of Series B Preferred Stock, $.001 par value.

As of June 30, 2019, and December 31, 2018, the Company had agreed to issue 10,350 shares of Series A Preferred Stock, but no shares were issued and outstanding.

As of June 30, 2019, and December 31, 2018, the Company had agreed to issue 26,038,572 shares of Series B Preferred Stock, but no shares were issued and outstanding.

An agreement was signed with FOGT, LLC, an entity controlled by a former member of the Board of Directors on April 18, 2018 to purchase an additional 3,000 Preferred A shares, which remain to be issued. The shares were valued based on the agreed upon purchase price of $100 per share. There was no value assigned to the imbedded conversion feature as it was out of the money and did not qualify for bifurcation based on the terms. Moreover, on December 6, 2019, Fredric Oeschger, owner of FOGT, LLC, resigned as a board member of GeneThera, and also as their investor, failed to pay the third milestone from their agreement with GeneThera. The failure to receive the third milestone payment financially damaged the Company’s plan to generate revenues with their robotic technology project.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 35,902,602 shares as of June 30, 2019 and December 31, 2018, respectively.

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

Office Space Lease

We no longer sub-lease 750 square feet of office space for GTI Corporate Transfer Agents, LLC, on a month-to-month basis. The lease terminated on April 29, 2019, and the deposit of $12,000 was expensed at the date of the lease termination.

No ROU asset or liability was established or recorded by the Company on its Balance Sheet as of June 30, 2019 and December 31, 2018, respectively.

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

Fredric Oeschger resigned as a member of the Board in December 2019.

The impact of COVID-19 on the Company is unknown at this time. The financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic

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

We have not generated significant operating revenue as of June 30, 2019. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as June 30, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its CFO interim and stockholder, amounting to $90,523 as of June 30, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agency. Michelle Torres Colón is the managing director with a 34% ownership and/or interest. Tannya Irizarry is a board member and has a 33% ownership and/or interest. Janice Ortega is the assistant managing director with a 33% ownership and/or interest.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”)”. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statement presentation or disclosures.

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

EMPLOYEES

As of March 31, 2019, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022. In consideration for his services, Dr. Milici will receive a base salary of $258,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion. As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work. We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022. Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum. There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 and 2018

The company did not generate any revenue for the three months ended June 30, 2019 and 2018.

The company had total operating expenses of $137,496 for the three months ended June 30, 2019, compared to total operating expenses of $311,166 for the three months ended June 30, 2018, a decrease of $173,670 from the prior period. The decrease is essentially due to no operations during the current quarter.

We had a net loss of $147,008 for the three months ended June 30, 2019, compared to a net loss of $347,220 for the three months ended June 30, 2018, a decrease of $200,212 from the prior period essentially due to no operations in the current quarter.

FOR THE SIX MONTHS ENDED JUNE 30, 2019 and 2018

The company did not generate any revenue for the six months ended June 30, 2019 and 2018.

The company had total operating expenses of $295,725 for the six months ended June 30, 2019, compared to total operating expenses of $506,759 for the six months ended June 30, 2018, a decrease of increase of $211,034 from the prior period. The decrease is essentially due to no operations during the current period.

We had a net loss of $314,749 for the six months ended June 30, 2019, compared to a net loss of $578,865 for the six months ended June 30, 2018, a decrease of $264,117 from the prior period essentially due to no operations in the current period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of June 30, 2019 of $19,332, which included cash of $0, prepaid expenses of $852 and total property and equipment, net $18,480.

We had total liabilities of $8,265,937 as of June 30, 2019, which included $730,997 of accounts payable, $5,592,225 of accrued liabilities, and $1,942,715 of notes and loans payable and other liabilities.

We had negative working capital of $8,265,086 and an accumulated deficit of $30,930,947 as of June 30, 2019.

Net cash used in operating activities for the six months ended June 30, 2019 and 2018 was $5,040 and $193,464, respectively. The net loss for the six months ended June 30, 2019 and 2018 was $314,749 and $578,865, respectively.

GOING CONCERN

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2018. For the six months ended June 30, 2019 and 2018, our operating losses were $347,749 and $578,865, respectively. Our current liabilities exceeded current assets by $8,265,085 and $7,964,977 as of June 30, 2019 and December 31, 2018, respectively.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure

(b) Changes in Internal Control over Financial Reporting

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

As of March 30, 2020, the Company issued no new securities.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2020.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	03/30/20
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	03/30/20
Tannya L Irizarry