Form 10-Q
period 2019-09-30
GENETHERA INC
filed 2020-03-31
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Item 1. Financial Statements.

GeneThera, Inc.
September 30, 2019
Index to the Condensed Consolidated Financial Statements

GeneThera, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$140,100	$5,040
Prepaid expenses	1,249	-
Total current assets	141,349	5,040
Property and equipment
Office and laboratory equipment and leasehold improvements	729,859	729,859
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(739,099)	(735,139)
Total property and equipment, net	17,160	26,400
Other assets - Deposit	-	12,000
TOTAL ASSETS	$158,509	$38,160

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$707,917	$776,021
Accrued expenses	5,718,238	5,096,781
Notes payable	25,800	25,800
Convertible notes payable, net of discount	266,000	420,500
Loan from shareholder	770,753	770,753
Contingency	880,162	880,162
Total liabilities	8,368,870	7,970,017

Commitments and Contingencies	-	-
Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 Shares authorized, 10,350 shares to be issued as of September 30, 2019 and December 31, 2018, respectively	12	12
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares to be issued as of September 30, 2019 and December 31, 2018, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 35,902,602 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	35,904	35,904
Common stock to be issued	53,572	53,572
Additional paid-in capital	22,568,815	22,568,815
Accumulated deficit	(30,894,702)	(30,616,199)
Total stockholders’ deficit of Genethera, Inc.	(8,210,362)	(7,931,857)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$158,509	$38,160

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
General and administrative expenses	86,506	119,240	$146,591	$243,232
Payroll expenses	116,500	116,500	349,500	397,472
Research and Development	-	76,422	-	161,750
Depreciation	1,320	1,390	3,960	4,170
Total operating expenses	204,326	313,552	500,051	806,624
Loss from operations	(204,326)	(313,552)	(500,051)	(806,624)
Other expenses
Interest expense	(9,512)	(36,053)	(28,536)	(108,159)
	-	-	-	-
Total other expense	(9,512)	(36,053)	(28,536)	(108,159)
Other Income
Settlement proceeds	250,083	-	250,083	-
Total other Income	250,083	-	250,083	-
Net income (loss) before income taxes	36,245	(349,605)	(278,504)	(914,783)
Provision for income taxes	-	-	-	-
Net income (loss)	36,245	(349,605)	$(278,504)	$(914,783)
Loss per common share - Basic and diluted	0.00	(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding - Basic and diluted	38,197,887	40,064,983	38,197,887	40,064,983

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)

Three Months Ended September 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at June 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,930,948)	$53,572	$(8,246,606)
Net income	-	-	-	-	-	-	-	36,245	-	36,245
Balance at September 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,894,702)	$53,572	$(8,210,362)

Three Months Ended September 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at June 30, 2018	10,350	$12	16,374,286	$16,374	40,064,983	$40,065	$19,574,211	$(27,136,638)	$53,572	$(7,452,404)
Net Loss	-	-	-	-	-	-	-	(349,605)	-	(349,605)
Balance at September 30, 2018	10,350	$12	16,374,286	$16,374	40,064,983	$40,065	$19,574,211	$(27,486,243)	$53,572	$(7,802,009)

Nine Months Ended September 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2018	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,616,199)	$53,572	$(7,931,857)
Net Loss	-	-	-	-	-	-	-	(278,504)	-	(278,504)
Balance at September 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$20,568,815	$(30,894,702)	$53,572	$(8,210,362)

Nine Months Ended September 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2017	7,350	$9	16,374,286	$16,374	40,064,983	$40,065	$19,274,214	$(26,571,461)	$53,572	$(7,187,227)
Preferred stock to be issued	3,000	3					299,997			300,000
Net Loss	-	-	-	-	-	-	-	(914,783)	-	(914,783)
Balance at September 30, 2018	10,350	$12	16,374,286	$16,374	40,064,983	$40,065	$19,274,211	$(27,486,243)	$53,572	$(7,802,009)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(278,504)	$(914,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Amortization of discount on debt	-	-
Depreciation and amortization	3,960	4,170
Shares issued for services	-	-
Loss on write off of vendor receivables	-	-
Loss on abandonment	-	-
Loss on Investment	-	-
Changes in operating assets and liabilities:	(1,249)	-
Prepaids
Deposit	12,000	-
Fixed Assets	-	-
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	-	-
Accounts payable and accrued expenses	398,853	514,538
Net cash used in operating activities	135,060	(396,075)

Cash flows from investing activities
Purchase of Fixed Asset	-	(1,400)
Net cash used in investing activities	-	(1,400)

Cash flows from financing activities
Proceeds from issuance of stock	-	300,000
Proceeds from notes payable	-	-
Net advance from related parties	-	1,796
Proceeds from convertible notes	-	-
Net cash provided by financing activities	-	301,796

Net decrease (increase) in cash	135,060	(95,679)
Cash at the beginning of the year	5,040	167,653
Cash at the end of the year	140,100	71,974

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
September 30, 2019

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

Revenue recognition

There were no revenues as of September 30, 2019 and 2018.

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

Shipping and handling costs were $0 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $30,894,702 and negative working capital of $8,227,522 as of September 30, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

As of September 30, 2019, the Company had fully depreciated office and laboratory equipment, and a vehicle with a net book value of $17,160.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as September 30, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $90,523 as September 30, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agency. During the six months ended September 30, 2019 and 2018, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $1,600 and $5,144, respectively.

The Company will no longer rely on GTI Research, Inc. (“GTIR”), the Company’s previous scientific robotic technology collaborator, for conducting research and development activities on the robotic technology development project. For the nine-month periods ended September 30, 2019 and 2018, respectively, the Company incurred costs of $0 and $161,750 for development services from GTIR. In addition, the Company no longer subleases from GTIR all of its office and lab space under a 75-month lease. The Company incurred base rental and triple net expenses of $0 and $35,985 associated with the lease during the nine months ended September 30, 2019 and 2018, respectively. The lease terminated in April 2019.

The Company utilizes Elia Holding, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holding, LLC is controlled by Rene Irizarry. Costs incurred related to such services were $0 and $0 during the nine month periods ended September 30, 2019 and 2018, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Accrued officer salaries (see below)	$4,621,400	$4,473,415
Accrued interest	191,038	164,313
Other	905,800	459,053
	$5,718,238	$5,096,781

Note 6 – Convertible notes payable

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of September 30, 2019, and December 31, 2018, the total outstanding principal and interest is $266,000 and $420,500, respectively.

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

As of September 30, 2019, and December 31, 2018, the Company had agreed to issue 10,350 shares of Series A Preferred Stock, but no shares were issued and outstanding.

As of September 30, 2019, and December 31, 2018, the Company had agreed to issue 26,038,572 shares of Series B Preferred Stock, but no shares were issued and outstanding.

An agreement was signed with FOGT, LLC, an entity controlled by a former member of the Board of Directors on April 18, 2018 to purchase an additional 3,000 Preferred A shares, which remain to be issued. The shares were valued based on the agreed upon purchase price of $100 per share. There was no value assigned to the imbedded conversion feature as it was out of the money and did not qualify for bifurcation based on the terms. Moreover, on December 6, 2018, Fredric Oeschger, owner of FOGT, LLC, resigned as a board member of GeneThera, and also as our investor, when Fredric Oeschger blatantly failed to pay the third milestone from the agreement with GeneThera. The failure to receive the third milestone payment financially damaged the Company’s plan to generate revenues with our robotic technology project.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 35,902,602 shares as of September 30, 2019 and December 31, 2018, respectively.

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

No ROU asset or liability was established or recorded by the Company on its Balance Sheet as of September 30, 2019 and December 31, 2018, respectively.

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

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic.

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

We have not generated significant operating revenue as of September 30, 2019. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as September 30, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its CFO interim and stockholder, amounting to $90,523 as of September 30, 2019 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

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

EMPLOYEES

As of September 30, 2019, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022. In consideration for his services, Dr. Milici will receive a base salary of $258,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion. As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work. We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022. Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum. There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

The company did not generate any revenue for the three months ended September 30, 2019 and 2018.

The company had total operating expenses of $204,326 for the three months ended September 30, 2019, compared to total operating expenses of $313,552 for the three months ended September 30, 2018, a decrease of $109,226 from the prior period. The decrease is essentially due to no operations during the current quarter.

We had a net profit of $36,245 for the three months ended September 30, 2019, compared to a net loss of $349,605 for the three months ended September 30, 2018, a decrease of $385,850 from the prior period. There were no operating activities during the current quarter.

The Company received net proceeds of $254,000 in settlement of the dispute with FOGT, LLC, which resulted in the net income for the quarter.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

The company did not generate any revenue for the nine months ended September 30, 2019 and 2018.

The company had total operating expenses of $500,051 for the nine months ended September 30, 2019, compared to total operating expenses of $806,624 for the nine months ended September 30, 2018, a decrease of $306,573 from the prior period. The decrease is essentially due to no operations during the current period.

We had a net loss of $278,504 for the nine months ended September 30, 2019, compared to a net loss of $914,783 for the nine months ended September 30, 2018, a decrease of $636,279 from the prior period essentially due to no operations in the current period.

The net loss was partially offset by the receipt of net proceeds of $254,000 as settlement of the dispute with FOGT, LLC.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets as of September 30, 2019 of $158,509, which included cash of $140,100, prepaid expenses of $1,249 and total property and equipment, net $17,160.

We had total liabilities of $8,368,870 as of September 30, 2019, which included $707,917 of accounts payable, $5,718,238 of accrued liabilities, and $1,942,715 of notes and loans payable and other liabilities.

We had negative working capital of $8,227,522 and an accumulated deficit of $30,894,702 as of September 30, 2019.

Net cash provided in operating activities for the nine months ended September 30, 2019 was $135,060 due primarily to the net proceeds received of $254,000 in settlement of a dispute with FOGT, LLC. Net cash used in operating activities for the nine months ended September 30, 2018 was $396,075. The net loss for the nine months ended September 30, 2019 and 2018 was $278,504 and $914,783, respectively.

GOING CONCERN

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2018. For the nine months ended September 30, 2019 and 2018, our operating losses were $500,051 and $806,624, respectively. Our current liabilities exceeded current assets by $8,227,522 and $7,964,977 as of September 30, 2019 and December 31, 2018, respectively.

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

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic.

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