Form 10-K
period 2019-12-31
GENETHERA INC
filed 2020-06-10
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $67,871.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of May 31, 2020, was 35,902,602.

Documents incorporated by reference: NONE

FORM 10-K
TABLE OF CONTENTS

Forward-Looking Statements

CERTAIN STATEMENTS IN THIS ANNUAL REPORT MAY CONSTITUTE “FORWARD LOOKING STATEMENTS”. WHEN THE WORDS “BELIEVES,” “EXPECTS,” “PLANS,” “PROJECTS,” “ESTIMATES” AND SIMILAR EXPRESSIONS ARE USED, THEY IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT BELIEFS AND ASSUMPTIONS AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. INFORMATION CONCERNING FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS CAN BE FOUND IN OUR PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES OR REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Unless otherwise indicated, references in this report to “we,” “us, “our”, “GeneThera”, and the “Company” refer to, collectively, GeneThera, Inc., a Nevada corporation, and its consolidated subsidiary, GeneThera, Inc., a Colorado corporation.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections / acts. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements.

●	Our ability to raise capital;

●	Our ability to execute our business strategy in a very competitive environment;

●	Our degree of financial leverage, risks associated with our acquiring and integrating companies into our own;

●	Our ability to attract and retain the necessary personnel with the expertise needed to ensure that we can operate the Company effectively;

●	Risks relating to rapidly developing technology, and regulatory considerations;

●	Actions or inactions of third-party contractors and vendors;

●	Risks related to international economies;

●	Our ability to successfully patent and protect our intellectual property;

●	Risks related to market acceptance and demand for our products and services;

●	The potential that our competitors will get their products to market ahead of us;

●	The impact of competitive services and pricing;

●	General economic conditions; and

●	Other risks referenced from time to time in our SEC filings.

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

Company Overview

We are a biotechnology company dedicated to eradicating zoonotic diseases such as COVID-19 (Novel Coronavirus), Paratuberculosis (Johne’s disease), Mad Cow Disease, Chronic Wasting Disease, and E.coli and Salmonella infections, by applying our advanced proprietary molecular sciences and technologies. Diseases of terrestrial, avian and aquatic life animals influence a number of economic and global security issues, including food for an increasing world population, access to international trade, species conservation and protection of those endangered, and economic growth in developing and re-organizing nations. Because more than 80% of animal bacteria and viruses are zoonotic (i.e. transmissible between humans and animals, causing infection in both species), their management and prevention are crucial to improving public health on a global scale. Zoonotic diseases are the major cause of global pandemics throughout human history. These diseases are capable of altering human history by causing significant loss of life, and major economic and social upheaval. We focus on developing novel molecular diagnostic tests, therapeutics, and vaccines through our proprietary robotic technologies with the belief that improved technologies and methodologies must be developed and implemented in order to aid mankind’s control of emerging diseases in animals and in humans. We believe that, if not properly addressed, diseases in animals will continue to cause serious and growing global problems with respect to economics, human health and biodiversity.

We previously developed proprietary diagnostic assays for use in the agricultural and veterinary markets, and we intent to develop proprietary, genetics-based diagnostic assays and vaccine solutions through our robotic technologies with the goal of controlling the spread of zoonotic infection in the human population. Our mission is to continually apply our scientific research to the more effective management of zoonotic diseases and, in so doing, realize the commercial potential of our molecular biotechnologies.

We will require significant additional funding in order to implement our business plan. There is no guarantee that we will be successful in securing the required financing, and if such financing is secured, there is no guarantee that we will fully achieve our business goals.

Target Zoonotic Diseases

COVID-19

COVID-19 is an infectious disease caused by SARS- CoV-2. Common symptoms include fever, cough and shortness of breath. Other symptoms may include muscle pain, diarrhea, sore throat, and loss of smell. The majority of cases result in mild symptoms. However, some cases progress to viral pneumonia and multi-organ failure. SARS-Cov-2 coronavirus is the latest example of a long list of viruses and bacteria that can cause widespread global infection in humans. As of early June 10, 2020, the number of infectious cases worldwide were close to seven and a half million with more than 415,000 deaths. In December 2019, SARS- Cov-2 was first discovered in the city of Wuhan, China. In February 2020, the World Health Organization (WHO) declared COVID-19 a global pandemic. The SARS-Cov-2 is a genetically mutated strain of the SARS-Cov-1 virus that caused SARS in 2003-2004 epidemic. Coronaviruses are opportunistic viruses that are harbor in the Asian bat population. Pangolins, nocturnal mammals, native to Asia and Africa especially tropical forests, are the most likely intermediate carriers of the SARS-Cov-2 between bats and humans. In 2002–03, Civet cats, nocturnal mammals found in Asia and Africa sold for meat in local markets of China’s Yunnan province carried the SARS virus from bats to humans.

SARS-CoV-1 and 2’s abilities to genetically mutate through passages into humans is one of the reasons of their enhanced virulence. Coronaviruses are easily transmitted by human-to-human close contact primarily through saliva droplets. Coronaviruses are “positive single stranded (ss) RNA virus. These types of viruses can replicate into human cells without using the host DNA as a template. Positive single stranded RNA viruses have genetic material that can function both as genome and messenger RNA. This feature allows the Coronaviruses to work more efficiently once it infects its target. SARS-Cov-2 is the etiological cause of COVID-19, a highly infectious respiratory disease causing an atypical pneumonia.

The mechanism of infections to humans is through saliva droplets caused by persistent cough and sneezing. Indirect contact with contaminated surfaces is another way of infection although it is not a very efficient way of transmission. Viral RNA is also being found in the stools of infected patients. SARS-Cov-2 is able to enter human cells by binding to the ACE2 cell receptor. Once inside the cells, the virus starts the process of replication by using its own RNA polymerase enzyme. The incubation time COVID-19 varies between 2-14 days. It is not clear if during the incubation period, the virus is able to infect humans.

Major clinical symptoms and epidemiological risk factors related to COVID-19:

●	High Fever (>101)

●	Persistent Cough

●	Sneeze

●	Dyspnea (severe cases)

●	Pneumonia (severe cases)

●	Fatigue

●	Muscle pain

●	Sore throat

●	Organ failure (terminal cases)

●	Higher mortality rate compared to influenza (>0.1-1%)

●	Pre-existing medical conditions (cancer, cardiovascular diseases, diabetes, immunodeficiency diseases)

●	Mortality Age factor (individuals >65yrs old)

●	Saliva droplets transmission

●	Aerosol transmission

●	Virus can survive in the air up to 3 hours and on surfaces up to 72 hours

●	Unknown asymptomatic transmission

●	Global pandemic

Epidemiological evidences support the hypothesis that SARS-CoV-2 neuronal cells in the medulla oblongata region of the brain could become infected with the virus. Anosmia (loss of smell) and ageusia (loss of taste) are reported to be early signs of COVID-19. In some cases the neuronal infection of the medulla oblongata can contribute to a patient’s breathing problems and respiratory failure within five days from the infection. SARS-CoV-2 enters human cell by binding the ACE2 receptor. The ACE2 protein regulates cardiovascular function and is express in many human cells including lung, heart, kidney, intestine, and brain tissue. There are multiple ways the virus could invade the central nervous system. A possible mechanism of action is that the SARS-CoV-2 is in the blood of infected patients and through this infectious route binds to ACE2 receptors in the endothelial cells of the blood capillaries in the brain, breaching the blood-brain barrier and invading neurons through that route. A breached blood-brain barrier could also cause brain swelling, compressing the brain stem and affecting respiration. The cells innervating the lungs could also become infected, making involuntary respiration more difficult.

Evidence from experiments in mice also suggest that the virus might target the nervous system through the olfactory bulb. A study published in 2008 (Netland et al. J Virology 2008 Aug (15): 7264-7275) showed that SARS-CoV-1 — the virus that caused the SARS outbreak in 2003 — entered the brains of transgenic mice expressing human ACE2 through neurons in the nose. The virus then rapidly spread to connecting nerve cells. The extensive nerve damage was the major cause of death, even though, low levels of the virus were detected in the animals’ lungs. It is therefore possible that the respiratory failure in patients with COVID-19 could be caused from the extensive neuronal damages in the cardiorespiratory area of the medulla oblongata.

Diagnostics assays and Treatment of COVID -19

Nasopharyngeal, oropharyngeal swabs and saliva specimen are collected from patients to detect the SARS-Cov-2 viral infection. Viral RNA is extracted from the swab and amplified using the Real Time Polymerase Chain reaction (RT-PCR) technology. The COVID-19 detection molecular assay is a multi-step procedure that requires up to 72 hours to obtain a result. Because of the complexity of the assay, a limited number of samples can be manually processed daily. Limitations in the number of samples to be process is the main reason of the spreading of the COVID-19. Automated systems such as the Roche COBA 8800 are capable of processing up to 4,000 samples/daily. However, due to the sheer number of potentially infected people globally, this system could not fully meet assay demand.

Currently, no treatment is available to treat COVID-19. Influenza vaccines are not effective to stop the spread of COVID-19 infection. Several COVID-19 vaccines are currently in Phase I clinical trials. Estimated development time is between 15-18 months. Alternatively, “off label” drug combination protocols have been used, with various degree of success, to treat COVID-19 patients.

Paratuberculosis

Paratuberculosis, also known as Johne’s disease in Stage III clinical phase, is a worldwide problem in domestic livestock animals including dairy cattle, sheep and goats. A significant public health concern is associated with Paratuberculosis, which results from an infection with the Mycobacterium Avium Sub Paratuberculosis (MAP) bacteria. This bacterial organism grows very slowly, causes a gradually worsening disease condition, and is highly resistant to the infected animal’s immune defenses. Therefore, infected animals harbor the organism for years before they test positive or develop disease signs.

Major factors related to a MAP infection include:

●	Global widespread infection

●	Reduction in milk production to 25%+

●	High culling rate which increases costs

●	Link between MAP infection and Immunodeficiency Diseases

●	Highest at-risk animals are young calves or pre-born

●	Bacterium can survive pasteurization process

●	MAP present in infant formula products

●	MAP present in contaminated soil, water, dairy products

●	Spread in herds can occur by fecal contamination, colostrum, milk, and trans placental

●	For every “clinical stage” animal in a herd, there are 15-20 silently infected plus an additional 6-8 carriers

Seventy to ninety percent of the herds worldwide are infected with MAP. Most of the infected animals do not show any clinical signs of the disease. The majority of infected animals are capable of shedding billions of bacteria mostly in the soil and milk without ever developing clinical signs of paratuberculosis and are responsible for the spreading of the disease to other animals and for the transmission of MAP to humans, mostly through milk. Lack of routine testing has resulted in the inability of managing MAP infection worldwide. MAP is resistant to conventional pasteurization protocols. Therefore, many of the dairy products, infant formula, and milk sold in stores are contaminated with the bacterium.

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

Stage II: Subclinical infection. Typically, this stage occurs in older heifers or adults. Animals at this stage appear healthy, but are shedding adequate numbers of Mycobacterium Avian Para tuberculosis organisms in their manure to be detected on fecal culture. Blood tests will detect some, but not all animals at this stage. Blood test (ELISA) positive animals should be confirmed positive by fecal culture.

Stage III: Clinical Johne’s disease. It is categorized as any animal with advanced infection, the onset of which is often associated with a period of stress such as recent calving. Cattle at this stage have intermittent, watery pea-soup manure. Animals lose weight and gradually drop in milk production, but continue to maintain a healthy appetite. Some animals appear to recover but often relapse in the next stress period. Most of these animals are shedding billions of organisms and are positive on culture. Most are positive on serologic tests (ELISA). Clinical signs often last several weeks to months before the animals are sent to slaughter in a thin, emaciated condition. In the final and terminal aspects of stage III of the fatal disease, animals become emaciated with fluid diarrhea and develop “bottle jaw.” The carcass may not pass meat inspection for human consumption in the later phases of stage III.

MAP and Immunodeficiency Diseases

A large number of studies show that several immunodeficiency diseases including, Crohn’s Disease (CD) a chronic inflammatory disease of the intestine and colon, Type 1 Diabetes and Multiple Sclerosis can be triggered by MAP. The bacterium is therefore a zoonotic infectious organism which can be transmitted through contaminate milk, infant formula and water.

MAP Related Immunodeficiency Diseases

●	Crohn’s Disease

●	Multiple Sclerosis

●	Type I Diabetes

●	Systemic Lupus Erythematosus

●	Sjogren Syndrome

●	Hashimoto’s Thyroiditis

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

Crohn’s disease is an immunodeficiency disease, in which the body’s immune system attacks the gastrointestinal tract, causing inflammation. It is classified as a type of inflammatory bowel disease. There has been evidence of a genetic link to Crohn’s disease, putting individuals with siblings afflicted with the disease at higher risk. It is understood to have a large environmental component as evidenced by the higher number of cases in western industrialized nations. Males and females are equally affected. Smokers are three times more likely to develop Crohn’s disease than non-smokers. Crohn’s disease affects between 400,000 and 600,000 people in North America. Prevalence estimates for Northern Europe have ranged from 27–48 per 100,000. Crohn’s disease tends to present initially in the teens and twenties, with another peak incidence in the fifties to seventies; although, the disease can occur at any age.

Histological alterations found in Crohn’s patients intestinal tract, closely resembles similar tissue changes observed in the intestine of Johne’s disease cattle.

Similar to Paratuberculosis in cattle, no known pharmaceutical or surgical cure for Crohn’s disease currently exists for humans. Furthermore, Mycobacterium Avian Paratuberculosis have been found in human patients and we believe that individuals that are genetically predisposed could be contracting the disease through digestion of MAP - infected dairy products.

Business Model

Molecular Robotic Artificial Intelligence (AI) Integrated Platform (MORAP)

It has become evident from the COVID-19 global pandemic that current systems and related technologies are not capable of preventing or successfully controlling the spreads of zoonotic infectious agents. One of the features of these infectious organisms is their ability to infect both people and animals while some carriers remain asymptomatic for a period of time or for the entire duration of the infection. We believe it is imperative that during pandemic outbreaks the entire population must be tested for the presence of infection agents. In addition, we believe that AI models should be developed to analyze data and forecast zoonotic diseases outbreak and ultimately prevent epidemics and pandemics from occurring in the future. GeneThera’s goal is to develop the infrastructure of a nationwide zoonotic infectious agents “alert shield” which would operate to predict, detect and manage the spread of pandemics and ultimately prevent pandemics from developing, similar to a “nuclear shield,” which is designed to detect incoming nuclear warheads and destroy them before they can be deployed. We believe that a nationwide network of AI controlled laboratory robotic systems may be able to perform such a task.

Our business model is based on an Ultra High Throughput Molecular Robotic/AI Platform (MORAP) which combines the use of advance robotic integrated systems with AI and Machine Learning (ML) software systems. Upon development, MORAP would encompass a nationwide network of interactive molecular laboratories operated using advanced integrated robotic and machine learning cloud-based software systems, which would be able to share data and interact with each other. We believe the MORAP would be capable of processing millions of samples and collecting, storing and analyzing data. We believe that the MORAP nationwide communications network could be accomplished through advanced cloud-based software systems, machine learning and Internet-of-Things (IoT) networks. MORAP could be readily replicated and scaled utilizing identical instrumentation and software.

We have designed the MORAP’s second generation molecular robotic/AI laboratory system prototype. Upon development subject to securing the requisite funding, each individual MORAP system would be capable, in a full-scale commercial platform, to perform over 100,000 samples/daily with minimal human intervention.

We envision the MORAP’s cloud-based AI-integrated software system with a dual purpose: 1) data obtained from each individual robotic laboratory system would be sent to the cloud to be stored where data could be analyzed and risk factors could be evaluated; and 2) each individual robotic laboratory system as part of the MORAP network could be configured in the cloud. The individual robotic laboratory systems, identical in each location, would be controlled and operated through MORAP’s cloud-based software.

The MORAP’s cloud software architecture would:

1)	Collect and analyze data from each run performed by each robotic clone;

2)	Compare data between runs from individual robotic clones and determined risk factors;

3)	Send commands to operate each robotic clone; and

4)	Run diagnostics for each clone and alert and possibly fix any software or hardware problem the system may experience.

Each individual robotic unit is composed of different equipment controlled by the integrated software. The MORAP cloud-base system would be function as the ‘brain’ of the entire network.

Our MORAP system is designed to targeted zoonotic diseases in general; however, we intend to focus our robotic/AI and therapeutic vaccine technologies on SARS-Cov-2 and MAP related diseases.

Zoonotic Diseases Vaccine Development

Our therapeutic vaccine technology is based on the use of CRISPR gene editing technology. CRISPR technology is a new technique that is based on the use of short RNA sequences complementary to a specific target gene. Once the RNA sequence binds to the gene, the gene is deactivated or “silenced” and no longer able to produce the specific protein. It also allows for the efficient, effective, and continuous testing, management and treatment of animal populations. We plan to deliver CRISPR modified RNA sequences motif using our proprietary PURIVAX technology. Our focus will be to develop CRISPR based vaccines for SARS-COV-2 and MAP. Our strategy is to silence the expression of gene pathways, which are activated by the infectious agents to gain entry into the host cells.

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

Equally important, rAD and rAAV are engineered virus genomes that contain no viral gene. One of the key features for rAD and rAAV is their ability to infect a large variety of cells. However, two technical challenges had to be overcome to fully utilize rAD and rAAV in the development of rDNA vaccines:

1.	Lack of large-scale purification system; and

2.	Low viral titer.

Traditional technologies and first-generation chromatography processes are limited both in terms of purity and yield. Due to the limitation of these purification technologies, adequate viral titers may not be achieved. We believe the result is that there is currently no efficient system to deliver immunogenic genetic sequences into cells.

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

Product Development

We provide a comprehensive solution that allows diagnosing, treating and managing zoonotic diseases in animals and humans. Our proprietary Molecular Robotic/AI Platform and Therapeutic strategy (MORAPAT) is design to prevent the spread of disease from animals and at the same time, allow to better control of zoonotic infectious agents. More importantly, we believe that our platform could prevent the spread of viruses and bacteria into the food chain and subsequent infection of human population. An important part of this strategy is our ability to detect the presence of a low number of infected particles in different specimen tested for the presence of zoonotic virus and bacteria such as SARS- CoV-2 and MAP. Consequentially, our platform is not only able to detect infected animals, but can also prevent human infections.

We have developed a molecular system for the detection of Mycobacterium Avian Paratuberculosis in the milk of infected dairy cows. Samples from milk obtained from supermarket shelves were either ’spiked’ with different concentrations of Mycobacterium Avian Para tuberculosis or ‘naturally processed.’ The bacterial DNA was isolated using both, manual and robotic-based DNA extraction procedures and analyzed using the real time PCR technology. Using this methodology, we can detect between two (2) and twenty (20) bacterial particles from 10 ml of milk. We believe that our test will be very useful for early detection of Mycobacterium Avian Para tuberculosis, both in milk samples and in infected cows.

We are currently evaluating several robotic systems for nucleic acid extraction. We believe that we can further increase the sensitivity of the molecular assay by using robotic driven DNA and RNA extraction methods.

We are currently developing a vaccine for MAP infection. Our approach for developing this vaccine is based on the use our Molecular Robotic/AI Platform and Therapeutic (MORAPAT) technology which also includes our PURIVAX technology, genetically engineered Adenoviral and AVV, and CRISPR technology.

At the present time, we do not have sufficient financial resources to implement further development work; therefore, we will need to secure substantial funding to continue the development of the MAP vaccine.

To date, we have developed a prototype computer program to track samples that will be received and processed in our planned commercial laboratory. This program will initially be used to track samples that will be sent out and received by our laboratory. Upon raising the additional requisite funding, of which there is no guarantee, we will then work on improving the system in order to track samples during the different phases of DNA and RNA extraction procedures. In addition, we will continue to develop a database system to store and analyze data collected during sample analysis.

Future Development Plans

We anticipate that research and development, or R&D, will be the source for both assay development and vaccine design/development. If we are successful in developing assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by us. We anticipate that R&D will be ongoing during the life of the Company, as this is the source for new products to be introduced to the market. Our plan is to seek new innovations in the biotechnology field. We cannot assure that we will be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, that we can successfully commercialize them or earn profits from sales of those assays. Furthermore, we cannot assure that we will be able to design, develop, or successfully commercialize any vaccines as a result of our research and development efforts.

It is our intention to continue with the research and development and validation of the molecular tests and DNA vaccines. Future plans of the Company include initiating validation procedures for MAP and SARS-CoV-2 molecular tests.

In parallel, we will continue R&D phases for the MAP vaccine. We intend to initiate development of a SARS-CoV-2 vaccine. We plan on initiating an experimental animal protocol to determine the safety of our vaccines. Moreover, upon raising the necessary capital, we plan to initiate the experimental animal studies within 12-18 months.

Research and Development

We anticipate that R&D will be the source for both assay development and vaccine design/development. If we are able to develop assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by us. We anticipate that R&D will be ongoing during the life of the Company, as this is the source for new products to be introduced to the market. Our plan is to seek new innovations in the biotechnology field. We cannot assure that we will be successful in developing or validating any new assays or, if we are successful in developing and validating any such assays, that we can successfully commercialize them or earn profits from sales of those assays. Furthermore, we cannot assure that we will be able to design, develop, or successfully commercialize any vaccines as a result of our research and development efforts.

Marketing Strategy

Our goal is to focus on both the domestic and international markets for the commercialization of our MORAP and MORAPAT systems.

Our marketing approach is to align ourselves with both the private sector and government agencies.

Commercial Diagnostic Testing

In the event that we are able to develop assays for the detection of diseases in animals, we intend to establish a series of diagnostic testing laboratories geographically proximate to the primary sources of individual diseases and/or according to specific available operating efficiencies. The specific number of labs to be built and operated will be based on assay demand (demand facilitated by the number of specific disease assays we develop), our ability to obtain the capital to build the labs, and our ability to successfully manage them from our principal offices.

Licensing

We intend to manage the marketing and sales of our vaccines developed as through our R&D. As we do not intend to be a vaccine manufacturer, we plan to use our licensing division to license the technology related to any vaccines that may be developed and to manage the revenue potential available from the successful development and validation of specific vaccines. We cannot provide any assurance that we will develop any vaccines or that, if they are developed, we will be able to license them successfully or that any such license will produce significant revenues.

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

We believe that we own common law proprietary rights with respect to our technologies and we intend to use our best efforts to protect such rights through maintaining trade secret protections and entering into confidentiality agreements.

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

Our current competitors include primarily, Roche Diagnostics, Abbott Laboratories, IDEXX Laboratories, Inc., and academic and government institutions are also carrying out a significant amount of research in the field of health, particularly in the field zoonotic diseases. We anticipate that these institutions will become more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for the use of technologies they have developed and to market commercial products similar to those that we seek to develop, either on their own or in collaboration with our competitors. Any resulting increase in the cost or decrease in the availability of technology or product candidates from these institutions may affect our business.

Competition with respect to our robotic technologies and potential products is and will be based, among other things, on effectiveness, safety, reliability, availability, price, and patent protection. Another important factor will be the timing of market introduction of products that we may develop and for which we may receive regulatory approval. Accordingly, the speed with which we can develop products, complete the required animal studies or trials and approval processes and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop propriety products or processes, and to secure sufficient capital resources for the often-substantial period between technological conception and commercial sales.

Several attempts have been made to develop technologies that compete with Real-time-PCR (RT-PCR). To our knowledge none of these technologies have resulted to date in any product available on the market. The field of biotechnology is very dynamic. The possibility that more advanced technologies could be developed into products that may compete with ours is very strong. However, it is very difficult to predict the length of time necessary for this scenario to take place.

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

Government Regulation

Our unique approach to the testing for zoonotic diseases allows us to begin commercialization of our diagnostic tests without the need for a long and enduring approval process from the USDA. USDA approval will be required for commercialization of animal vaccines. However, it is our intention not to seek, in the foreseeable future, any approval either from the USDA or the U.S. Food & Drug Administration for any of the products we develop both, diagnostic or therapeutic. It is our intention to perform any validation or clinical trials of our product both domestically and abroad. Our commercial laboratories will require a validation study to be performed to demonstrate the effectiveness of the system. Validation studies will be performed according to each country’s guidelines .It is expected that validation studies will be conducted in collaboration with each country’s government guidelines over the next 18-36 month period. We will need the approval of the U.S. Department of Agriculture, or USDA, before the vaccines can be manufactured or sold. The approval process for animal vaccines is time-consuming and expensive. We anticipate that such approval, if it is obtained, may require more than $75 million and may require more than two years for each vaccine for which approval is sought. Currently, we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all. Failure to raise the necessary capital will likely cause us to curtail or cease operations. In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

Employees

We had a total of two full-time employees as of December 31, 2019. No changes in full-time employees have occurred subsequently. None of our employees is represented by a collective bargaining unit.

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

Risks Related to Our Business

Our success depends on our ability to resume development of our MORAP technology.

We focused on the development of MORAP technology for zoonotic disease diagnostic detection and vaccine development. As a result, our success depends entirely on our ability to finalize the development and commercialize the of molecular robotic/AI laboratory platform. If we are unable to achieve this goal, we may not be able to earn sufficient revenue to continue our business.

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on the Company if the situation continues. Under Colorado Updated Public Health Order 20-24 Implementing Stay At Home Requirements (the “Order”), GeneThera falls under the definition of a “Critical Business”, as, pursuant to the Order “Critical Business” means (1) research and laboratory services, and (2) pharmaceutical and biotechnology companies.

Further, all employees, including our specialized scientific and technical staff, are working from home or in a virtual environment. The Company always maintains the ability for team members to work virtual and we will continue to stay virtual, until the State and or the Federal government indicate the environment is safe to return to work.

The ongoing coronavirus outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should worsen, we may experience disruptions to our business including, but not limited to equipment, to our workforce, or to our business relationships with other third parties.

The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern, and our auditors issued a “going concern” audit opinion in their report on our financial statements.

Our independent auditors have indicated in their report on our audited consolidated financial statements as of December 31, 2019, which are included in this report, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. As of this Annual Report on Form 10-K, the circumstances have not been changed, and therefore, the aforementioned going concern situation remains current. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors and potentially be available for distribution to shareholders in the event of liquidation.

We need to raise additional capital in 2020 to continue operations. If we fail to obtain additional financing, we would be forced to delay the development of our MORAP or liquidate the Company.

We are a development stage company with limited operating history. We will need significant, additional capital to continue development of the molecular robotic/AI laboratory platform and to develop diagnostic assays and vaccine product candidates. As of December 31, 2019, we had cash and cash equivalents (excluding restricted cash) of $5,309 and negative working capital of $6,936,8393.

Based on our current operating plan, we expect that our existing cash and cash equivalents as of December 31, 2019, will enable us to maintain our operating expenses in 2020. However, we will need to raise additional capital in 2020 to execute our current operating plan. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to operate our business, including our ability to develop and commercialize our product candidates.

We cannot guarantee that additional capital will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital, when required in 2020 or thereafter in the future, or on acceptable terms, we may be required to:

■	Significantly delay, scale back or discontinue the development of the MORAP;

■	Seek corporate partners for the development of our diagnostic assays and vaccine product candidates than other wise desirable or on terms that are less favorable than might otherwise be available; or

■	Significantly curtail, or cease operations.

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

Our technology and know-how are not patented. We rely on trade secret protections and confidentiality agreements to protect our intellectual property. We cannot assure you that these trade secrets and confidentiality agreements will provide meaningful protection for our intellectual property. Furthermore, in absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

Loss of key personnel will adversely affect the Company.

We depend in large part on the efforts and continued employment of Dr. Antonio Milici, M.D., Ph.D., our President, Chairman and Chief Executive Officer. The loss of Dr. Milici would have a material adverse effect on our business, results of operations and financial condition. In addition, the loss of Dr. Milici would force us to seek a replacement, who may have less experience, fewer contacts, or less understanding of the business. Further, we may be unable to find a suitable replacement for Dr. Milici. Finding qualified personnel in the biotechnology industry is very challenging. Smaller biotechnology companies are potentially at a disadvantage in the employment marketplaces due to their limited financial resources.

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

Risks Related to Ownership of our Common Stock

Our common stock is quoted on the OTC Markets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Markets under the symbol “GTHR.” The OTC Markets is a significantly more limited market than the New York Stock Exchange or the NASDAQ stock market. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Our previous offices and laboratory premises, which included our headquarters and our research and development facilities, were located in Denver, Colorado, where we subleased approximately 7,990 square feet of office and laboratory space. Effective April 29, 2019, we terminated our sublease with the facilities in Denver, Colorado. In connection with such termination, we entered into a Sublease Termination Agreement that, among other things, terminated any and all of our future rent and other financial commitments under the sublease arrangement. The lease deposit related to the sublease termination was written off in the amount of $12,000. The lease terminated on April 29, 2019.

Presently, we are in negotiations to lease a new laboratory space, and we are currently reviewing the terms of lease agreements for three (3) prospective laboratory spaces located in Lafayette, Westminster, and Lakewood, CO. We intend to enter into a lease agreement and secure a laboratory space in Q2 2020. We believe that any of these three facilities are more than adequate for our needs and for the immediate future and that, should it be required, additional space can be leased to accommodate any future growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Beginning in November 2010 and through July 2011, Gold X Change, Inc. (“GXC”) invested approximately $132,000 in the aggregate in the Company’s convertible notes. In July 2011, a dispute arose between the Company and GXC as to the number of shares issuable upon conversion of the convertible notes. In order to resolve this dispute, the Company and GXC agreed to issue a total of 24 million shares of the Company’s common stock in the name of GXC; provided that GXC deposit such shares into an escrow account with an escrow agent. Under the terms of the escrow agreement, these shares would only be released to GXC if GXC invested an additional $1 million into the Company within one year, which ended on September 30, 2012. During the one year period, GXC only invested $880,162. As a result of GXC’s failure to invest the full $1 million within the one year time period as required by the escrow agreement, GXC was in default under the escrow agreement and the 24 million shares were cancelled. The $880,162 paid by GXC to the Company was deemed to be the cost of the 4,003,860 shares of the Company’s common stock that was originally issued to GXC. The Company adjusted the note payable balance and reclassified the note balance to additional paid in capital to include such in the original transaction in which 4,003,860 shares of common stock were issued. Currently, GXC holds 1,189,300 shares of common stock after the President distributed 2,814,560 shares to different people and entities. The President disclaims beneficial ownership of such securities except to the extent of his pecuniary interest in such securities, if any.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had accrued $242,000 in rent expense with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property. We participated in a mediation resulting in a settlement for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. The Company had an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of December 31, 2019 and default interest of 18% was accrued on the outstanding judgment balance through December 31, 2018. In July 2019, Litchfield Church Ranch, LLC was dissolved after the ownership sold the property. The Company claims that no money is owed.

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

On September 6, 2019, FOGT, LLC and GeneThera, Inc. reached a settlement in the amount of $425,000. The legal team received $171,000 from this settlement resulting in net proceeds to the Company of approximately $254,000.

ITEM 4.	MINE SAFETY PROCEDURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently eligible for quotation on the OTC Markets under the symbol “GTHR.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by OTC Markets, Inc. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2018:
First Quarter	$0.01700	$0.00900
Second Quarter	0.01700	0.00820
Third Quarter	0.01700	0.00830
Fourth Quarter	0.01750	0.00830

Year Ended December 31, 2019:
First Quarter	$0.01680	$0.00600
Second Quarter	0.01680	0.00270
Third Quarter	0.00910	0.00270
Fourth Quarter	0.00700	0.00250

Holders of our Common Stock

As of December 31, 2019, there were approximately 279 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

Dividends

We have not declared or paid a cash dividend. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans under which our securities are authorized for issuance.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2019.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There were no purchases of our common stock by us or on our behalf, or by or on behalf of any of our affiliates, during the year ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles, or GAAP.

Overview

We are a biotechnology company dedicated to eradicating “cross-over” zoonotic diseases such as COVID-19 (Novel Coronavirus), Paratuberculosis (Johne’s disease), Mad Cow Disease, Chronic Wasting Disease, E.coli and Salmonella infections, by applying our advanced proprietary molecular sciences and technologies. We focus on developing molecular diagnostic tests, therapeutics, and vaccines through our proprietary robotic technologies with the belief that improved technologies and methodologies must be developed and implemented in order to aid mankind’s control of emerging diseases in animals and in humans. We believe it has become increasingly evident that, if not properly addressed, diseases in animals may continue to cause serious and growing global problems with respect to economics, human health and biodiversity.

We previously developed proprietary diagnostic assays for use in the agricultural and veterinary markets, and we are currently developing proprietary, genetics-based diagnostic assays and vaccine solutions through our robotic technologies with the goal of controlling the spread of zoonotic infection in the human population. Our mission is to continually apply our scientific research to the more effective management of zoonotic diseases and, in so doing, realize the commercial potential of our molecular biotechnologies.

We will require significant additional funding in order to implement and achieve our business plan. There is no guarantee that we will be successful in securing the required financing, and if such financing is secured, there is no guarantee that we will fully achieve our business goals. We provide a comprehensive solution that allows diagnosing, treating and managing zoonotic diseases in animals and humans.

Our business model is based on the development of a proprietary Molecular Robotic/AI Laboratory Platform (“MORAP”), which would combine the use of advanced robotic laboratory systems integrated with AI software systems on a global scale. Upon development, MORAP would encompass a natiowide network of interactive molecular laboratories operated using advanced integrated robotic and machine learning cloud-based software systems, which would be able to share data and interact with each other. We believe MORAP would be capable of processing millions of samples and collecting, storing and analyzing data. We believe that MORAP nationwide communications network could be accomplished through advanced cloud-based software systems, machine learning and Internet-of-Things (IoT) networks. Upon development, MORAP could be readily replicated and scaled utilizing identical instrumentation and software.

Our proprietary Molecular Robotic and Therapeutic Platform (MORAPAT) is designed to prevent the spread of disease from animals and; at the same time, allow to better control of zoonotic infectious agents. More importantly, we believe that our platform can prevent the spread of viruses and bacteria in animals and /or food products and subsequent infection of human population. We have developed a molecular system for the detection of Mycobacterium Avian Paratuberculosis in the milk of infected dairy cows.

To date, we have developed a prototype computer program to track samples that will be received and processed in our commercial laboratory. This program will initially be used to track samples that will be sent out and received by our laboratory. We anticipate that research and development, or R&D, will be the source for both assay development and vaccine design/development. If we are successful in developing assays for different diseases, we intend to formalize the procedure into a commercial application through a series of laboratories to be owned and operated by us. We anticipate that R&D will be ongoing during the life of the Company, as this is the source for new products to be introduced to the market.

Our plan is to seek new innovations in the biotechnology field. Our goal is to focus on both the domestic and international markets for the commercialization of our zoonotic molecular robotics and AI integrated platform. Our current competitors include primarily, Roche Diagnostics, Abbott Laboratories, IDEXX Laboratories, Inc., and academic and government institutions are also carrying out a significant amount of research in the field of health, particularly in the field zoonotic diseases. We anticipate that these institutions will become more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for the use of technologies they have developed and to market commercial products similar to those that we seek to develop, either on their own or in collaboration with our competitors. Any resulting increase in the cost or decrease in the availability of technology or product candidates from these institutions may affect our business.

We do not manufacture any products. We do not intend to establish a manufacturing facility to manufacture any products that we may develop anywhere in the world. Our unique approach to the testing for zoonotic diseases allows us to begin commercialization of our diagnostic tests without the need for a long and enduring approval process from the USDA. USDA approval will be required for commercialization of animal vaccines. However, it is our intention not to seek, in the foreseeable future, any approval either from the USDA or the U.S. Food & Drug Administration for any of the products we develop both, diagnostic or therapeutic. Our commercial laboratories will require a validation study to be performed to demonstrate the effectiveness of the system. Validation studies will be performed according to each country’s guidelines. We had a total of two full-time employees as of December 31, 2019. No changes in full-time employees have occurred subsequently.

Liquidity and Capital Resources – Going Concern

As of December 31, 2019, we had cash and cash equivalents of $5,309. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $30,485,499 and negative working capital of $ 6,936,839 as of December 31, 2019.

Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next 12-18 months in order to fund our planned operations. Specifically, we intend to spend significant funds on completing our robotic prototype system, validating and testing our products, seeking necessary regulatory approvals and focusing on international expansion. We will attempt to raise capital through one or more private offerings of debt or equity securities or both. We may not be able to secure the financing that we believe is necessary to implement our strategic objectives and, even if additional financing is secured, we may not achieve our strategic objectives. As of the date of this report, we do not have any firm commitments from any investors for any additional funding.

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

Capital Expenditures and Resources

Our operations require capital expenditures primarily for lab equipment and software development. Capital expenditures for the years ended December 31, 2019 and 2018 were $0 and $26,400, respectively.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
Expenses
General and administrative expenses	$138,152	$529,124
Payroll expenses	601,000	3,397,643
Research and development		-
		-
Total operating expenses	739,152	3,296,767
Loss from operations	(739,152)	(3,296,767)
Other expenses
Interest expense	(28,582)	(117,970)
Proceeds from settlement	250,083	-
Loss on write off of vendor receivable		-
Total other expense	(221,501)	(117,970)
Other Income
Gain on extinguishment of liabilities	-	648,349
Total other income	-	648,349
Net loss before income taxes	(517,651)	(3,396,389)
Provision for income taxes		-
Net loss	$(517,651)	$(3,396,389)

Revenue. We did not generate any revenue for the years ended December 31, 2019 or December 31, 2018.

General and administrative expenses. Our general and administrative expenses consist primarily of office lease, overhead, insurance, professional advisor fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses decreased by $390,972 to $138,152 for the year ended December 31, 2019 from $529,124 for the year ended December 31, 2018. Such decrease was primarily due to decreased professional fees, legal, consulting and termination of the laboratory and offices lease agreement.

Payroll expenses. Our payroll expenses include employee salaries and bonuses plus related payroll taxes. Our accrued payroll expenses were $601,000 for the year ended December 31, 2019 compared to $ 3,397,643 for the year ended December 31, 2018. Stock-based compensation recorded for the two comparative periods were $0 and $2,931,643, respectively. The entire amount of accrued payroll expense incurred in 2019 and 2018 was deferred due to lack of funds.

Total other expenses. We had $28,582 in other expenses for the year ended December 31, 2019, as compared to $111,790 for the year ended December 31, 2018. The amounts for both years relate to accrued interest expense on related party and other notes payable.

Total other income. The Company recorded a gain on the settlement with FOGT LLC of approximately $250,000 for the year ended December 31, 2019, as compared $648,349 for the year ended December 31, 2018, which consisted of a gain on extinguishment of aged debt or other liabilities.

Net loss. As a result of the cumulative effect of the factors described above, our net loss decreased by $ 2,878,738 to $517,651 for the year ended December 31, 2019 from $3,396,389 for the year ended December 31, 2018. Share-based compensation for the year ended December 31, 2019 was $0 compared to $2,931,643 for the year ended December 31, 2018. The officers did not receive shares of Series B Preferred Stock in the current year per their employment contracts as the share amount would have exceeded the total authorized shares for this series of preferred stock of 30,000,000 shares authorized.

Summary of Cash Flow

Net cash provided by operating activities was $269 for the year ended December 31, 2019, as compared to cash used in operating activities of $462,613 for the year ended December 31, 2018. For the year ended December 31, 2019, the net loss of $ 517,651 was offset by accounts payable and accrued expenses and depreciation expense. For the year ended December 31, 2018, the net loss of $ 3,396,389 and extinguishment of liabilities in the amount of $648,349 were offset in part by stock-based compensation in the amount of $2,931,643.

Net cash provided by financing activities was $ 0 for the year ended December 31, 2019, as compared to $300,000 for the year ended December 31, 2018, which was received from an investment from FOGT, LLC.

Contractual Obligations and Commitments

There were no contractual obligations or commitments of any kind.

Convertible Notes

In previous years we borrowed money from investors and issued convertible notes due on demand and bearing interest at an annual rate of 8%. The notes are convertible into shares our common stock at a conversion price of $0.01 to $0.05 per share. As of December 31, 2019 and 2018, the outstanding aggregate principal and interest on these notes was $54,500 and $420,500, respectively.

The Company has approximately $366,000 of convertible notes whose holders have presented conversion notices. The Company’s Stock Transfer Agent has not been able to issue shares for these notes due to the noncompliance status of the Company with its public filings. The $366,000 is included in accrued liabilities.

Related Party Loans

From time to time, certain directors, officers and stockholders have made loans to the Company.

As of December 31, 2019 and 2018, the Company has outstanding loan payables to Dr. Antonio Milici, its Chairman, Chief Executive Officer and principal stockholder, in the amounts of $679,783 and $673,092, respectively. This loan is unsecured, due on demand, and bears interest at 2.41%.

As of December 31, 2019 and 2018, the Company has outstanding loan payables to Tannya Irizarry, its Chief Administrative Officer and stockholder, in the amounts of $61,995 and $90,523, respectively. This loan is unsecured, due on demand, and bears interest at 8%.

Investment Agreement

In March 2018, the Company entered into a Milestone Investment Agreement (the “Agreement”) with FOGT, LLC (an entity controlled in part by a former member of the Company’s Board of Directors), pursuant to which FOGT, LLC (“FOGT”) agreed to invest in and purchase from the Company up to $5 million of Series A Convertible Preferred Stock pending the Company’s completion of certain operational milestones. As of December 31, 2018, FOGT had invested $550,000 and the Company issued 5,500 shares of Series A Convertible Preferred Stock to FOGT pursuant to the terms of the Agreement. Subsequently, FOGT agreed to invest additional amounts as follows: (i) $1,500,000 upon the Company’s completion of design, assembly and validation of an advanced robotic system; and (ii) $1,750,000 upon the Company entering into a commercial agreement with a government organization or private entity. Subsequently, a dispute arose between the parties. FOGT ceased any further investments in the Company resulting in litigation.

The Board member resigned. In 2019 the Company received a net settlement of approximately $250,000, which was included in Other Income, and the 10,350 shares of Series A Convertible Preferred Stock were canceled.

Accrued Liabilities

During the year ended December 31, 2018, the Company has written off approximately $648,349 from accounts payable resulting in a gain, which has been recorded in Other Income on the Statement of Operations. The amounts written off consist of miscellaneous old accounts payable, which were invalid accounts or already paid. Additionally, the Company has removed from its accounts payable and accrued liabilities certain judgments that have not been collected for which, the Colorado statute of limitations has lapsed. The Company has contacted these entities and has not received any correspondence from these entities acknowledging the existence of the debts. The Company’s UCC-1 filings and lien searches in the various states, including Colorado, showed no results or lien filings on record. These items consist of the following:

Description	Date of Judgment	Amount
Banc of America Leasing – judgment	August 17, 2010	$24,183
Enterprise Leasing of Denver – judgment	June 26, 2009	84,432
Mercator Momentum Fund III LP – judgment	June 6, 2008	80,621	(1)
The Park III – office space rent expense recorded		83,160
Thermo Fisher Scientific, Inc. – amount recorded		360,952
Other accounts payable		15,001
Total amount written off		$648.349

(1)	Mercator Momentum Fund III LP was dissolved December 12, 2008.

Capital Expenditures

Our operations require capital expenditures primarily for lab equipment and software development. The Company lost its lab equipment and other capital assets when the office space lease was terminated in April 2019. The equipment was fully depreciated. The Company removed these assets from its books in 2019. The Company’s fixed assets include a vehicle purchased in 2017 in the amount of $26,400 with a net book value of $15,480 as of December 31, 2019.

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

Property and Equipment, Net.

Property and equipment consist primarily of office and laboratory equipment, leasehold improvements, vehicle, and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from three to seven years. The Company has one vehicle recorded in property and equipment with a net book value of $15,840 as of December 31, 2019.

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

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective to achieve their stated purpose as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, because of the material weaknesses described below.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2018, our internal control over financial reporting was not effective due to the following material weaknesses.

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

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable, but we cannot assure you that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company lost its lab equipment and other assets when the lease was terminated. The lab equipment and capital assets were fully depreciated, and the Company removed the amounts from its records in 2019. There was no impact to the net loss.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date hereof:

Name	Age	Position
Antonio Milici	65	Chairman of the Board, Chief Executive Officer and Chief Scientific Officer
Tannya L. Irizarry	61	Chief Administrative Officer and Interim Chief Financial Officer
Jeremiah Bartley	65	Director

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

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

There are no arrangements or understandings known to us pursuant to which any director was or is to be selected as a director or nominee. There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of; nor will any of them act at the direction of any other person. The Company has a Code of Conduct which provides specific expectations from each director and senior management officers, and the penalty of permanent dismissal from any public traded company in his/her future.

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

Family Relationships

Dr. Antonio Milici and Ms. Tannya L. Irizarry are married.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended December 31, 2019.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our directors and senior management, including our principal executive officer, principal financial officer and principal accounting officer. Such code of conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, and reporting of violations of the code. This Code of Conduct is incorporated by reference to the Company’s Form 10-K filed on February 27, 2020. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of our applicable trading platform or market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this report.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our board of directors is currently responsible for the functions that would otherwise be managed by an audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information concerning all compensation awarded to, earned by or paid to the named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, or who earned compensation exceeding $100,000 during fiscal year 2019, for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Antonio Milici, Chief Executive Officer	2019	348,000	-	348,000
	2018	258,000	135,000	393,000
Tannya L. Irizarry, Interim Chief Financial Officer	2019	253,000	-	253,000
	2018	207,996	45,000	252,996

On January 8, 2017, we entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as the Chief Executive Officer and Chief Scientific Officer of the Company through January 31, 2022. Unless either party provides notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two-year period. In consideration for his services, Dr. Milici receives a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. We also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time we have net income of at least $2,000,000 dollars each year based on performance. In addition, we agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. We are also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. However, during deferred salary, we are obligated to accrue deferred tax debt in our balance sheet. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $90,000 worth of Series B Preferred Stock in 2019 as the Company did not have enough authorized shares of Series B Preferred stock. The Company included $90,000 in the annual salary accrual for Dr. Milici. For the years ended December 31, 2019 and 2018, all salary was deferred.

On January 8, 2017, we entered into an employment agreement with Tannya L. Irizarry to serve as the Chief Administrative Officer and Interim Chief Financial Officer of the Company through January 31, 2022. Unless either party provides notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two-year period. In consideration for her services, Ms. Irizarry receives a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. We also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time we have net income of at least $2,000,000 dollars each year based on performance. In addition, we agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. We are also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. However, during deferred salary, we are obligated to accrue deferred tax debt in its balance sheet. Ms. Irizarry is also entitled to a leased Company vehicle of her selection. At the end of aforementioned lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $45,000 worth of Series B Preferred Stock in 2019 as the Company did not have enough authorized shares of Series B Preferred stock. The Company included $45,000 in the annual salary accrual for Ms. Irizarry. During fiscal years 2019 and 2018, all salary was deferred.

Outstanding Equity Awards Value at Fiscal Year-End

There were no unexercised options or unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

Director Compensation

No member of our board of directors received any compensation for his services as a director during the fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of May 26, 2020, by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of each class of our voting stock. Unless otherwise indicated, the address of each person or entity named below is c/o GeneThera, Inc., 3051 W. 105th Ave., #350251, Westminster, CO 80035.

	Amount of Beneficial Ownership(1)				Percent of	Percent of	Percent of
		Series A	Series B	Percent	Series A	Series B	Total
	Common	Preferred	Preferred	of Common	Preferred	Preferred	Voting
Name and Address of Beneficial Owner	Stock	Stock	Stock	Stock(2)	Stock(3)	Stock(4)	Stock(5)
Antonio Milici (6)	2,519,567	0	17,559,593	7.0%	*	67.0%	67.0%
Tannya L. Irizarry (7)	2,519,567	0	8,478,979	7.0%	*	33.0%	32.0%
Jeremiah Bartley	0	0	0	0	*	*	*
All directors and officers as a group (3 persons named above)	5,039,134	0	26,038,572	14.0%	*	100.0%	99.0%
Other (8)(9)

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of its stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 35,902,602 shares of common stock outstanding as of December 31, 2019.

(3)	It was based on 10,350 shares of Series A Convertible Preferred Stock, which were cancelled as of December 31, 2019. Shares of Series A Convertible Preferred Stock were, upon the occurrence of certain events, convertible into shares of common stock on the basis of 400 shares of common stock for each share of Series A Preferred Stock. Holders of Series A Convertible Preferred Stock would have voted with the holders of common stock on all matters on an as converted to common stock basis. As of December 31, 2019, all shares were cancelled, and there were no issued and outstanding shares of Series A Convertible Preferred Stock.

(4)	Based on 26,038,572 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2019. Shares of Series B Convertible Preferred Stock are, upon the occurrence of certain events, convertible into shares of common stock on the basis of 10 shares of common stock for each share of Series B Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to 20 votes per share and vote with the holders of common stock on all matters.

(5)	Percentage of Total Voting Stock represents total ownership with respect to all shares of common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as a single class.

(6)	Includes 2,519,567 shares of common stock held by Kalos Holdings, LLC. Dr. Milici’s son was the managing director of Kalos Holdings, LLC until 2014 and has no voting and dispositive power over the securities held by it. Dr. Milici has no beneficial ownership of such securities; neither does Tannya L. Irizarry, Dr. Milici’s wife.

(7)	Includes shares held by Antonio Milici, Ms. Irizarry’s husband.

(8)	A total of 4,003,860 shares of common stock was issued to Gold X Change, Inc. and Pavel Kolesnikov, the President. Currently, Gold X Change, Inc. holds 1,189,300 shares of common stock. Mr. Kolesnikov disbursed much of the remaining shares to other parties and has no voting and dispositive power over the securities held by these parties. Mr. Kolesnikov disclaims beneficial ownership of such securities except to the extent of his pecuniary interest in such securities, if any.

(9)	GeneThera, Inc. holds 7,064,967 shares of common stock controlled by the Board of Directors. These shares were cancelled in the second quarter of 2020.

Changes in Control

We do not currently have any arrangements which, if consummated, may result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2019 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”).

From time to time, certain directors, officers and stockholders have made loans to the Company. As of December 31, 2019, and 2018, the Company has outstanding loan payables to Antonio Milici, its Chairman, Chief Executive Officer and stockholder, in the amounts of $679,783 and $673,092, respectively. These loans are unsecured, due on demand, and bear interest at 2.41%. As of December 31, 2019, and 2018, the Company has outstanding loan payables to Tannya Irizarry, its Chief Administrative Officer and stockholder, in the amounts of $61,995 and $90,523, respectively. These loans are unsecured, due on demand, and bear interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the years ended December 31, 2019, and 2018, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $23,616 and $4,170, respectively.

The Company utilizes Elia Holding, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holding, LLC is controlled by Tannya Irizarry’s brother. Costs incurred related to such services were $5,715 and $12,245 for the years ended December 31, 2019, and 2018, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors’ Fees

The following is a summary of the fees billed to us by our principal accountants during the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Audit Fees	$27,000	$55,970
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Accounting Fees	-	20,850
TOTAL	$27,000	$76, 820

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by BF Borgers CPA PC for our financial statements as of and for the year ended December 31, 2018. On March 9, 2020 the Company engaged the audit firm MaughanSullivan LLC to audit its financial statements for the year ended December 31, 2019

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on this Form 10-K:

(1)	Financial Statements. The financial statements required by this item are set forth beginning at F-1 of this Annual Report on this Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.

(3)	Exhibits: See Item 15(b) below.

(b)	Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY

None.

FINANCIAL STATEMENTS

GENETHERA, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GeneThera Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Beyond Wellness International, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2019, the Company had an accumulated deficit of approximately $30,485,499 and may experience losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaughanSullivan LLC

We have served as the Company’s auditor since 2020.

Manchester, VT

June 10, 2020

GeneThera, Inc.

Consolidated Balance Sheets

December 31,

	2019	2018 (Restated)
ASSETS
Current assets
Cash	$5,309	$5,040
Total current assets	5,309	5,040
Office and laboratory equipment and leasehold improvements	-	729,859
Automobile & trucks	26,400	26,400
Less: Accumulated depreciation	(10,560)	(735,139)
Total property and equipment, net	15,840	21,120
Other assets - deposit	-	12,000
TOTAL ASSETS	$21,149	$38,160

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$27,705	$127,671
Accrued expenses	6,092,364	5,096,781
Notes payable	25,800	25,800
Convertible notes payable, net of discount	54,500	420,500
Loan from shareholder	741,778	770,753
Contingency	-	-
Total liabilities	6,942,147	6,441,505

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 shares and 10,350 shares to be issued as of December 31, 2019 and December 31, 2018, respectively	-	12
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 35,902,602 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	35,904	35,904
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,448,986	23,448,977
Accumulated deficit	(30,485,499)	(29,967,849)
Total stockholders’ deficit of GeneThera, Inc.	(6,920,998)	(6,403,345)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$21,149	$38,160

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018 (Restated)
Expenses
General and administrative expenses	$138,152	$529,124
Payroll expenses	601,000	3,397,643
Total operating expenses	739,152	3,296,767
Loss from operations	(739,152)	(3,296,767)
Other expenses
Interest expense	(28,582)	(117,970)
Proceeds from settlement	250,083	-
Loss on write off of related party receivable	-	-
Total other expense	221,501	(117,970)
Other income
Gain recognized on write off of liabilities	-	648,349
Total other income	-	648,349
Net loss before income taxes	(517,651)	(3,396,389)
Provision for income taxes	-	-
Net loss	$(517,651)	$(3,396,389)

Loss per common share - basic and diluted	$(0.01)	$(0.09)
Weighted average common shares outstanding - basic and diluted	35,902,602	38,97,887

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 and 2018 (Restated)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stock to be
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Total
Balance at December 31, 2017	7,350	$9	16,374,286	$16,374	40,064,983	$40,065	$19,274,214	$(26,571,461)	$53,572	$(7,187,227)

Preferred Stock to be issued	3,000	3	-	-	-	-	299,997	-	-	300,000
Stock issued for officer wages	-	-	9,664,286	9,664	-	-	2,921,979	-	-	2,931,643
Cancellation of common stock	-	-	-	-	(4,662,351)	(4,662)	4,662	-	-	-
Stock issued for convertible debt					500,000	500	9,500			10,000
Stock to be issued for convertible debt	-	-	-	-	-	-	58,460	-	-	58,460
Note payable to equity							880,162			880,162
Adjustment	-	-	-		(30)	1	3	1		5
Net Loss	-	-	-	-	-	-	-	(3,396,389)	-	(3,396,389)
Balance at December 31, 2018	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$23,448,977	$(29,967,849)	$53,572	$(6,403,349)
			-	-	-	-		-	-
Cancellation of preferred stock	(10,350)	(12)		-	-	-	12	-	-	-
							(3)			(2)
Net Loss	-	-	-	-	-	-	-	(517,651)	-	(517,651)
Balance at December 31, 2019	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,485,499)	$53,572	$(6,920,998)

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018 (Restated)
Cash flows from operating activities

Net loss	$(517,651)	$(3,396,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	-	2,931,643
Depreciation expense	5,280	5,280
Shares issued for services	-	-
Extinguishment of liabilities	-	648,349
Loss on abandonment	-	-
Loss on investment	-	-
Loss on write off of vendor receivables	-	-
Changes in operating assets and liabilities:
Deposit	12,000	-
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	(28,976)	(23,574)
Accounts payable and accrued expenses	529,616	668,775
	-	-
Net cash provided by (used in) operating activities	(269)	(462,613)

Cash flows from investing activities
Purchase of fixed asset	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of stock	-	300,000

Net cash provided by financing activities	-	300,000

Net (decrease) increase in cash	269	(162,613)
Cash at the beginning of the year	5,040	167,653
Cash at the end of the year	$5,309	$5,040

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of convertible notes payable to common stock	$-	$(68,460)
Cancellation of common stock shares	$12	$4,662

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

The Company is a biotechnology company that develops molecular assays and therapeutics for the detection and treatment of zoonotic diseases.

Restatement of 2018 financial statements

The financial statements for the year ended December 31, 2018 were audited by the successor auditors, and the Company has restated the 2018 financial statements. The successor auditors were not able to review the predecessor auditor’s workpapers as required by auditing and PCAOB standards. Due to the COVID-19 issue, the predecessor auditor provided some documentation, but did not provide access to all their workpapers as their office was closed. The financial statements are labeled (“Restated”) to reflect this situation. There were no disagreements or disputes between the Company and the predecessor auditors.

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

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments

Property and Equipment, Net

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Revenue Recognition

There were no revenues during the years ended December 31, 2019 and 2018.

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and will recognize a right of use (“ROU”) asset and liability in the consolidated balance sheet when and if the Company enters into a qualifying lease agreement. At contract inception, the Company determines whether an arrangement is or contains a lease and whether the lease should be classified as an operating or a financing lease. A contract is or contains a lease if the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. ROU assets for operating leases represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments

Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Non-lease components are accounted for separately from the fixed lease component for all leases. Most of the Company’s leases do not provide an implicit rate that can readily be determined. Therefore, the applied discount rate is based on the Company’s incremental borrowing rate, which is determined using its credit rating and other information available as of the commencement date and is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Lease terms may include options to renew, which the Company factors into the determination of the lease term when it is reasonably certain that the Company will exercise that option. The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

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

The Company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the premeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the ROU asset unless doing so would reduce the ROU asset to an amount less than zero, in which case the remaining adjustment would be recorded in the consolidated statements of comprehensive income.

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

Shipping and handling costs were $0 and $0 for the years ended December 31, 2019 and 2018, respectively

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $30,485,499 and negative working capital of $6,936,839 as of December 31, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued Expenses

The following is the breakdown of the Company’s accrued expenses as of December 31, 2019 and 2018:

	2019	2018
Accrued officer salaries	$4,872,900	$4,271,900
Accrued interest	192,895	164,313
Accrued expenses- other	1,026,569	660,568
Total accrued expenses	$6,092,364	$5,096,781

Note 4 – Related Party Transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,783 and $673,092 as of December 31, 2019 and 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $61,995 and $90,523 as December 31, 2019 and 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the years ended December 31, 2019 and 2018, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $23,616 and $4,170, respectively.

During 2019 and 2018, the Company paid $5,715 and $12,245 to Elia Holdings, LLC, which entity is controlled by Ms. Irizarry’s ex-husband. In 2018 Elia Holdings, LLC also converted $14,980 of convertible notes into shares of common stock at a conversion price of $.03 per share in 2018.

The Company will no longer rely on GTI Research, Inc. (“GTIR”), the Company’s previous scientific robotic technology collaborator, for conducting research and development activities on the robotic technology development project. For the year ended December 31, 2018 the Company paid $244,624 to GTI Research Inc. for rent, scientific license agreement and for other expenses incurred by GTI Research Inc. The Chairman of the Company signed for the lease on the laboratory facility. The Company’s relationship with GTI Research Inc. terminated in April 2019. GTI Research Inc. lost the lease of laboratory space partially occupied by the Company.

On January 1, 2018, the Company entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc. a related party, the Company’s scientific robotic technology collaborator, for 75 months. GTI Research, Inc. required payment of $12,000 security deposit in December of 2017. The Company incurred rent expense of $54,162 during 2018. In 2019 the Company expensed the $12,000 security deposit, did not pay any rent to GTI Research, Inc. and applied expenses paid by the Company on behalf of GTI Research, Inc., all of which resulted in a net expense of $4,861 for 2019.

The lease terminated on April 29, 2019. No right of use asset and corresponding liability were included in the Balance Sheet.

Note 5 – Other Income and Accrued Liabilities

During the year ended December 31, 2018, the Company has written off approximately $648,349 from accounts payable resulting in a gain, which has been recorded in Other Income on the Statement of Operations. The amounts written off consist of miscellaneous old accounts payable, which were invalid accounts or already paid. Additionally, the Company has removed from its accounts payable and accrued liabilities certain judgments that have not been collected for which, the Colorado statute of limitations has lapsed. The Company has contacted these entities and has not received any correspondence from these entities acknowledging the existence of the debts. The Company’s UCC-1 filings and lien searches in the various states, including Colorado, showed no results or lien filings on record. These items consist of the following:

Description	Date of Judgment	Amount
Banc of America Leasing – judgment	August 17, 2010	$24,183
Enterprise Leasing of Denver – judgment	June 26, 2009	84,432
Mercator Momentum Fund III LP – judgment	June 6, 2008	80,621	(1)
The Park III – office space rent expense recorded		83,160
Thermo Fisher Scientific, Inc. – amount recorded		360,952
Other accounts payable		15,001
Total amount written off		$648.349

(1)	Mercator Momentum Fund III, LP was dissolved December 12, 2008.

Note 6 – Convertible Notes Payable

In previous years the Company borrowed additional money from investors and issued convertible notes, due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As December 31, 2019 and 2018, the outstanding principal and interest on these notes was $54,500 and $420,500, respectively.

The following is a list of notes that were converted during 2018.

On April 18, 2018, Brook Zarecki IRA (Mid-South Retirement Services) converted an aggregate of $3,000 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.015.

On April 18, 2018, Nichole Zarecki (Mid-South Retirement Services) converted an aggregate of $7,000 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.015.

On April 18, 2018, Parker Zarecki (Mid-South Retirement Services) converted an aggregate of $3,000 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.015.

On April 18, 2018, Sierra Zarecki (Mid-South Retirement Services) converted an aggregate of $3,000 of convertible notes into shares of the Company’s common stock, at a conversion price of $0.015.

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

On December 3, 2018, Daniel M. Price was issued 500,000 shares of common stock for one-half of his total convertible notes.

As of December 31, 2019, an analysis of the principal amount of convertible notes payable that have elected conversion into common stock amounted to $366,000. The Company’s transfer agent has been constrained in its efforts to issue the common stock for these convertible notes due to the noncompliance of the Company’s filing requirements. The Company has ceased accruing interest on these convertible notes but continues to accrue interest on the remaining convertible notes of $54,500. The convertible notes that have elected conversion without the stock being issued have been included in ‘Accrued liabilities’ on the Balance Sheet.

Note 7- Stockholders’ Equity

Convertible preferred stock rights

Preferred Stock (’Series A’) shall be convertible into Common Stock any time at the holder’s sole discretion. Currently, no Series A Preferred stock is issued or outstanding. The Company intends to file a Certificate of Amendment of Certificate of Designation with the State of Nevada to amend the Series A Preferred Socks class of shares

Preferred Stock (“Series B”) shall be convertible into ten common shares at any time and holders are entitled to 20 common share votes per such preferred share.

Preferred Stock Series A Convertible

The Company has authorized 30,000,000 shares of Series A Preferred Stock, $.001 par value, and 20,000,000 shares of Series B Preferred Stock, $.001 par value.

As of December 31, 2019, the Company has issued and outstanding 26,038,572 shares of Series B Preferred Stock to the two officers per the terms of their employee contracts.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $.001 par value. As of December 31, 2019 and 2018, there were 35,902,602 shares of common stock issued and outstanding, respectively.

Paid in Capital

Beginning in November 2010 and through July 2011, Gold X Change, Inc. (“GXC”) invested approximately $132,000 in the aggregate in the Company’s convertible notes. In July 2011, a dispute arose between the Company and GXC as to the number of shares issuable upon conversion of the convertible notes.  In order to resolve this dispute, the Company and GXC agreed to issue a total of 24 million shares of the Company’s common stock in the name of GXC; provided that GXC deposit such shares into an escrow account with an escrow agent.  Under the terms of the escrow agreement, these shares would only be released to GXC if GXC invested an additional $1 million into the Company within one year, which ended on September 30, 2012.  During the one year period, GXC only invested $880,162.  As a result of GXC’s failure to invest the full $1 million within the one year time period as required by the escrow agreement, GXC was in default under the escrow agreement and the 24 million shares were cancelled. The $880,162 paid by GXC to the Company was deemed to be the cost of the 4,003,860 shares of the Company’s common stock that was originally issued to GXC. The Company adjusted the note payable balance and reclassified the note balance to additional paid in capital to include such in the original transaction in which 4,003,860 shares of common stock were issued. Currently, GXC holds 1,189,300 shares of common stock after the President distributed 2,814,560 shares to different people and entities. The President disclaims beneficial ownership of such securities except to the extent of his pecuniary interest in such securities, if any.

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

The Company entered in a stock purchase agreement with the holder of the Series A Convertible Preferred Stock, FOGT, LLC, pursuant which the parties agreed on the conversion rate of 400 shares of common stock for each share of Series A Convertible Preferred Stock. As of December 31, 2019, the purchase agreement, subject to the terms of a settlement in a dispute with FOGT, LLC has been cancelled along with 10,350 shares of Series A Convertible Preferred Stock previously issued.

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

As of December 31, 2019, the Company has issued to Dr. Milici, CEO and Tannya Irizarry, CAO, CFO a total of 26,038,572 shares of Series B Preferred Stock pursuant to the terms of their employee agreements.

Note 8 – Commitments and Contingencies

Employment Agreements

On January 8, 2017, the Company entered into an employment agreement with Antonio Milici, its chief executive officer and chief scientific officer, for a five-year term. On the same date, the Company also entered into an employment agreement with Tannya L. Irizarry, its chief administrative officer and interim chief financial officer, for a five-year term.

The Company agreed to pay Dr. Milici a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $90,000 worth of Series B Preferred Stock in 2019 as the Company did not have enough authorized shares of Series B Preferred stock. The Company included $90,000 in the annual salary accrual for Dr. Milici. For the fiscal years 2019 and 2018, all salary was deferred.

The Company agreed to pay Ms. Irizarry a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. Ms. Irizarry is also entitled to a leased Company vehicle of her selection. At the end of aforementioned Lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $45,000 worth of Series B Preferred Stock in 2019 as the Company did not have enough authorized shares of Series B Preferred stock. The Company included $45000 in the annual salary accrual for Ms. Irizarry. For the fiscal years 2019 and 2018, all salary was deferred.

As of December 31, 2019, the Company has issued to Dr. Milici, CEO and Tannya Irizarry, CAO, CFO a total of 26,038,572 shares of Series B Preferred Stock pursuant to the terms of their employee agreements.

Legal Contingencies

The Company is involved in claims arising during the ordinary course of business resulting from disputes with vendors and stockholders over various contracts and agreements. The Company has outstanding judgments that are deemed to be lapsed and passed Colorado’s statute of limitations. Other than those outstanding judgments listed below, no other legal claims have been made or are known at this time.

On June 6, 2008, a judgment was issued against the Company in the case of MAG Capital, LLC aka Mercator Momentum Fund III LP, Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. v. the Company in the Orange County District Court in the State of California in the amount of $37,721. The Company has not satisfied the judgment. The total balance on the Company’s records was $80,621, which included accrued interest. MAG Capital, LLC aka Mercator Momentum Fund III LP was dissolved August 25. 2008. As of December 31, 2018, the Company removed the liability from its records. See Note 5 – Extinguishment of Debt.

On June 26, 2009, a judgment was issued against the Company in the case of Enterprise Leasing Company of Denver v. the Company in the Jefferson County District Court in the State of Colorado in the amount of $78,178. The Company has not satisfied the judgment. The total amount recorded on the Company’s books was $84,432 including interest. As of December 31, 2018, the Company removed the liability from its records. See Note 5 – Extinguishment of Debt.

On August 17, 2010, a judgment was issued against the Company in the case of Banc of America Leasing v. the Company in the Oakland County District in Troy, Michigan in the amount of $24,183. The Company has not satisfied the judgment. As of December 31, 2018, the Company removed the liability from its records. See Note 5 – Extinguishment of Debt.

On February 10, 2009 a judgment was issued against the Company in the case of Centennial Credit Corporation v. the Company in Jefferson County district Court in the State of Colorado in the amount of $967. The Company has not satisfied the judgment, but due to the explanation above, the liability has been written off.

In June 2009, a judgment was issued against the Company in the case of James Tufts v. the Company in Small Claims Court in Jefferson County Colorado in the amount of $4,000 plus expenses from a London trip. The Company has not satisfied the judgment, but due to the explanation included in this Note, the liability has been written off.

On September 23, 2010 a judgment was issued against the Company in the case of Liberty Acquisitions v. the Company in the Jefferson County District Court in the State of Colorado in the amount of $3,300. The Company has not satisfied the judgment, but due to the explanation included in this Note, the liability has been written off.

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had accrued $242,000 in rent expense with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property. We participated in a mediation resulting in a settlement for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. The Company had an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of December 31, 2019 and default interest of 18% was accrued on the outstanding judgment balance through December 31, 2018. In July 2019, Litchfield Church Ranch, LLC was dissolved after the ownership sold the property. The Company claims that no money is owed.

Beginning in November 2010 and through July 2011, Gold X Change, Inc. (“GXC”) invested approximately $132,000 in the aggregate in the Company’s convertible notes. In July 2011, a dispute arose between the Company and GXC as to the number of shares issuable upon conversion of the convertible notes.  In order to resolve this dispute, the Company and GXC agreed to issue a total of 24 million shares of the Company’s common stock in the name of GXC; provided that GXC deposit such shares into an escrow account with an escrow agent.  Under the terms of the escrow agreement, these shares would only be released to GXC if GXC invested an additional $1 million into the Company within one year, which ended on September 30, 2012.  During the one year period, GXC only invested $880,162.  As a result of GXC’s failure to invest the full $1 million within the one year time period as required by the escrow agreement, GXC was in default under the escrow agreement and the 24 million shares were cancelled. The $880,162 paid by GXC to the Company was deemed to be the cost of the 4,003,860 shares of the Company’s common stock that was originally issued to GXC. The Company adjusted the note payable balance and reclassified the note balance to additional paid in capital to include such in the original transaction in which 4,003,860 shares of common stock were issued. Currently, GXC holds 1,189,300 shares of common stock after the President distributed 2,814,560 shares to different people and entities. The President disclaims beneficial ownership of such securities except to the extent of his pecuniary interest in such securities, if any. The Company claims that no additional funds are due to GXC.

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

On September 6, 2019, FOGT, LLC and GeneThera, Inc. reached a settlement in the amount of $425,000. The legal team received $171,000 from this settlement resulting in net proceeds to the Company of approximately $254,000.

Lease Agreement

On January 1, 2018, the Company entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc. a related party, the Company’s scientific robotic technology collaborator, for 75 months. GTI Research, Inc. a related party, required payment of $12,000 security deposit in December of 2017.

The lease was terminated on April 29, 2019, and the deposit of $12,000 was expensed at the date of the lease termination. No ROU asset or liability was established or recorded by the Company as of December 31, 2019 and 2018, respectively.

Note 9 – Income Taxes

Deferred Tax Assets

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 34%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset as of December 31, 2017. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2018.

At December 31, 2019, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $13.6 million that may be used to offset future taxable income through the fiscal year ending December 31, 2036. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $4.6 million was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $4.6 million.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $108,707 and $97,597 for the years ended December 31, 2019 and 2018, respectively.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest expense” in the statement of operations. Penalties would be recognized as a component of “General and administrative.”

No material interest or penalties on unpaid tax were recorded during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Net deferred tax assets consist of the following components as of December 31:

	2019	2018
Deferred Tax Assets:
NOL Carryover	$4,620,726	$4,512,019
Deferred tax liabilities
Less valuation allowance	(4,620,726)	(4,512,019)
Net deferred tax assets	$-	$-

Income Tax Provision in the Consolidated Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows for the years ended December 31,:

	2019	2018
Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance on net operating loss carry-forwards	(21.0)%	(21.0)%

Effective income tax rate	0.0%	0.0%

Note 10 – Subsequent Events

On April 3, 2020, GeneThera entered into a preliminary agreement with Green RV Storage LLC for the purchase of a 16,000 square foot building located in the planned Northwest 36 Biotechnology Center in Broomfield, Colorado. The new state of the art facility will be the Company administrative and R&D facility. The development is scheduled to be completed in fall of 2021.

The impact of COVID-19 on the Company is unknown at this time. The financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic

As of June 10, 2020, no additional conversions have occurred, and no new convertible notes have been issued.

During the second quarter, the Company has cancelled 7,064,967 shares of common stock that have been held in escrow originally issued to independent contractors for capital raise efforts. The stock certificates were returned to the Company and has not or will not be given to the independent contractors.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2020	GENETHERA, INC.

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

Signature	Title	Date

/s/ Antonio Milici	Chairman and Chief Executive Officer (Principal Executive Officer)	June 10, 2020
Antonio Milici, MD, PhD

/s/ Tannya L. Irizarry	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2020
Tannya L. Irizarry

/s/ Jeremiah Bartley	Director	June 10, 2020
Jeremiah Bartley, MD