Form 10-Q
period 2020-03-31
GENETHERA INC
filed 2020-06-24
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 35, 902, 602 shares of common stock issued and outstanding as of June 23, 2020.

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

Item 1. Financial Statements.

GeneThera, Inc.

March 31, 2020

GeneThera, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020
	(unaudited)	December 31, 2019
ASSETS
Current assets
Cash	$-	$5,309
Prepaid expenses	-	-
Total current assets	-	5,309
Property and equipment
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(11,880)	(10,560)
Total property and equipment, net	14,520	15,840
Other assets	-	-
TOTAL ASSETS	$14,520	$21,149

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$27,605	$27705
Accrued expenses	6,233,290	6,092,364
Notes payable	25,800	25,800
Convertible notes payable, net of discount	54,500	54,500
Loan from shareholder	737,676	741,778
Total liabilities	7,078,871	6,942,147

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 35,902,602 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	35,904	35,904
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,448,986	23,448,986
Accumulated deficit	(30,628,852)	(30,485,499)
Total stockholders’ deficit of GeneThera, Inc.	(7,064,351)	(6,920,998)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$14,520	$21,149

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2020	2019
Expenses
General and administrative expenses	$23,887	$40,409
Payroll expenses	116,500	116,500
Research and Development	-	-
Depreciation	1,320	1,320
Total operating expenses	141,707	158,229
Loss from operations	(141,707)	(158,229)

Other expenses
Interest expense	(1,646)	(9,512)
Loss on disposal of asset	-	-
Loss on write off of vendor receivables	-
Total other expense	(1,646)	(9,512)
Other Income

Total other Income	-	-
Net loss before income taxes	(143,353)	(167,741)
Provision for income taxes	-	-

Net loss	$(143,353)	$(167,741)

Loss per common share - Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	35,902,602	38,197,887

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit)
For the Three Months ended March 31, 2020
(Unaudited)

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stock to be
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Total
Balance at December 31, 2019	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,485,499)	$53,572	$(6,920,998)

Net Loss	-	-	-	-	-	-	-	(143,353)	-	(143,353)
Balance at March 31, 2020	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,628,852)	$53,572	$(7,064,351)

 Three Months Ended March 31, 2018

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stock to be
	Shares	Amount	Shares	Amount	Shares	Shares	Capital	Deficit	Issued	Total
Balance at December 31, 2018	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$23,448,977	$(29,967,850)	$53,572	$(6,403,345)

Net Loss	-	-	-	-	-	-	-	(167,741)	-	(167,741)
Balance at March 31, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$23,448,977	$(30,135,591)	$53,572	$(6,571,086)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2020 (unaudited)	2019 (unaudited)
Cash flows from operating activities
Net loss	$(143,353)	$(167,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Depreciation and amortization	1,320	1,320
Shares issued for services	-	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	(421)
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	(4,102)	-
Accounts payable and accrued expenses	140,825	161,802
Net cash used in operating activities	(5,309)	(5,040)

Cash flows from investing activities
Purchase of Fixed Asset	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from convertible notes	-	-
Net cash provided by financing activities	-	-

Net decrease in cash	(5,309)	(5,040)
Cash at the beginning of the year	5,309	5,040
Cash at the end of the year	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
March 31, 2020

Notes to the Condensed Consolidated Financial Statements for the three months ended
(Unaudited)

Note 1 – Organization and nature of operations and summary of significant accounting policies

Organization and nature of operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively, the “Company”). The Company had a long-standing research collaboration with GTI Research.

The Company is a biotechnology company that develops molecular assays and therapeutics for the detection and treatment for COVID-19 and other zoonotic diseases.

Basis of Presentation – Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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

Fair Value of Financial Instruments

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

Shipping and handling costs were $0 and $0 for the three months ended March 31, 2020 and 2019, respectively

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $30,628,852 and negative working capital of $7,078,871 as of March 31, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Presently, the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Property and Equipment

As of March 31, 2020, the Company had a vehicle with a net book value of $14,520.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $675,681 and $679,783 as March 31, 2020 and December 31, 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $61,995 as March 30, 2020 and December 31, 2019. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, and the Company’s transfer agency. During the three months ended March 31, 2020 and 2019, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $4,500 and $600, respectively.

The Company will no longer rely on GTI Research, Inc. (“GTIR”), the Company’s previous scientific robotic technology collaborator, for conducting research and development activities on the robotic technology development project. The lease agreement with GTI Research, Inc. was terminated on April 29, 2019. We have other collaborators which will be announced at a later time.

The Company utilizes Elia Holdings, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holdings, LLC is controlled by Rene Irizarry. Costs incurred related to such services were $200 and $0 during the three-month periods ended March 31, 2020 and 2019, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
Accrued officer salaries (see below)	$4,989,400	$4,872,900
Accrued interest	194,540	192,895
Other	1,049,348	1,026,569
	$6,233,288	$6,092,781

Note 6 – Convertible notes payable

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of March 31, 2020 and December 31, 2019, the total outstanding principal and interest is $54,500.

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

As of March 31, 2020, and December 31, 2019, the Company had 0 shares Series A Preferred Stock issued and outstanding.

As of March 31, 2020, and December 31, 2019, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 35,902,602 shares as of March 31, 2020 and December 31, 2019, respectively.

Note 8 – Commitments

Employment Agreements

In 2017, the Company entered into five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $21,500 and $17,333 per month, respectively, and expires on January 31, 2022.

The agreements also provide for an aggregate bonus of $135,000 to be paid in Series B Preferred stock in March of each year of the agreement. There are not enough authorized shares to continue issuing the $135,000 worth of Series B Preferred stock, thus, beginning in 2019, the $135,000 was included as in the total payroll accrual.

Office Space Lease

The Company has office space at 5085 W 126th Circle, in Broomfield, CO as of March 31, 2020 until new space is completed after renovations.

Note 9 – Subsequent events

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

Presently, the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic

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

OVERVIEW

We have developed proprietary diagnostic assays for use in the COVID-19 together with agricultural and veterinary markets.  Specific assays for COVID-19; Chronic Wasting Disease (CWD) (among elk and deer) and Mad Cow Disease (among cattle) have been developed and are available currently on a limited basis.  E. coli (predominantly cattle) and Johne’s disease (predominantly cattle and bison) diagnostics are in development.  We are also working on vaccine solutions to meet the growing demands of today’s veterinary industry and tomorrow’s agriculture and healthcare industries.  The Company is organized and operated both to continually apply its scientific research to more effective management of diseases and, in so doing, realize the commercial potential of molecular biotechnology.

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

We have not generated significant operating revenue as of March 31, 2020. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of March 31, 2020 and December 31, 2019.  For the three months ended March 31, 2020 and twelve months ended December 31, 2019, our operating losses were $141,707 and $739,152, respectively.  Our current liabilities exceeded current assets by $7,078,871 and $6,936,838 as of March 31, 2020 and December 31, 2019, respectively.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $675,681 and $679,783 as March 31, 2020 and December 31, 2018, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its CFO interim and stockholder, amounting to $61,995 as of March 31, 2020 and December 31, 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agency.  Michelle Torres Colón is the managing director with a 34% ownership and/or interest. Tannya Irizarry is a board member and has a 33% ownership and/or interest. Janice Ortega is the assistant managing director with a 33% ownership and/or interest. During the three months ended March 31, 2020, the Company paid GTI Corporate Transfer Agents, LLC $4,500.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

EMPLOYEES

As of March 31, 2020, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022.  In consideration for his services, Dr. Milici will receive a base salary of $258,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum.   There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

The company did not generate any revenue for the three months ended March 31, 2020 and 2019.

The company had total operating expenses of $141,707 for the three months ended March 31, 2020, compared to total operating expenses of $158,229 for the three months ended March 31, 2019, a decrease of $16,522 from the prior period. The decrease is essentially due to no operations and research and development costs during the current quarter.

We had a net loss of $143,353 and $167,741 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $24,388 from the prior period due to no operations during the current quarter.

 LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had cash and cash equivalents of $0. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $30,628,852 and negative working capital of $ 7,078,871 as of March 31, 2020.

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

On November 26, 2012, the Internal Revenue Service filed a Federal Tax Lien in the amount of $1,275. The Company has not satisfied the lien.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had $242,000 with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property to the Company and/or anyone. We went to mediation. The owner’s legal team and our legal team settled for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. The $15,000 was timely paid. The Company had an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there would be no discount and the Company would owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of December 31, 2017 and default interest of 18% was accrued on the outstanding judgment balance through December 31, 2018. In July 2019, Litchfield Church Ranch, LLC was dissolved. The Company claims that no money is owed.

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

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on June 10, 2020 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of June 23, 2020, the Company issued no new securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6:	Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 2020.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	06/24/20
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	06/24/20
Tannya L Irizarry