Form 10-Q/A
period 2020-03-31
GENETHERA INC
filed 2020-08-13
CIK 1017110

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on June 23, 2020 (the “Original Filing”), is being filed for the purpose of adding the disclosure of the Company’s reliance on the Commission’s Order No. 34-88465. Otherwise, this Amendment No. 1 is the same as the Original Filing.

LATE FILING IN RELIANCE ON SEC ORDER RELEASE No. 34-88465

GeneThera, Inc. (“Company”) is relying on the exemption of the SEC Order Release No. 34-88465 for conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 outbreak.

The Company was unable to prepare and timely file our Form 10-Q for the first quarter ended March 31, 2020 due to ramifications of the COVID-19 situation. The Company completed and filed its first quarter Form 10-Q within the 45-day relief period as stated in the Order.

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

(unaudited)

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

GeneThera, Inc. (“Company”) is relying on the exemption of the SEC Order Release No. 34-88465 for conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 outbreak.

The Company was unable to prepare and timely file our Form 10-Q for the first quarter ended March 31, 2020 due to ramifications of the COVID-19 situation. The Company completed and filed its first quarter Form 10-Q within the 45-day relief period as stated in the Order.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2020 .

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	08/13/20
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	08/13/20
Tannya L Irizarry