Form 10-Q
period 2020-06-30
GENETHERA INC
filed 2020-08-14
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 35,902,602 shares of common stock issued and outstanding as of August 14, 2020.

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

Item 1. Financial Statements.

GeneThera, Inc.

June 30, 2020

GeneThera, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020
	(unaudited)	December 31, 2019
ASSETS
Current assets
Cash	$-	$5,309
Prepaid expenses	922	-
Total current assets	922	5,309
Property and equipment
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(13,200)	(10,560)
Total property and equipment, net	13,200	15,840
Other assets	-	-
TOTAL ASSETS	$14,122	$21,149

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$28,748	$27,705
Accrued expenses	6,432,802	6,092,364
Notes payable	25,800	25,800
Convertible notes payable, net of discount	54,500	54,500
Loan from shareholder	735,330	741,778
Total liabilities	7,277,180	6,942,147

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 35,902,602 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	35,904	35,904
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,448,986	23,448,986
Accumulated deficit	(30,824,559)	(30,485,499)
Total stockholders’ deficit of GeneThera, Inc.	(7,260,058)	(6,920,998)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$14,122	$21,149

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
General and administrative expenses	$76,241	$19,676	$100,128	$60,085
Payroll expenses	116,500	116,500	233,000	233,000
Research and Development	-	-	-	-
Depreciation	1,320	1,320	2,640	2,640
Total operating expenses	194,061	137,496	335,768	295,725
Loss from operations	(194,061)	(137,496)	(335,768)	(295,725)
Other expenses
Interest expense	(1,646)	(9,512)	(3,292)	(19,024)
	-	-	-	-
Total other expense	(1,646)	(9,512)	(3,292)	(19,024)
Other Income
	-	-	-	-
Total other Income	-	-	-	-
Net loss before income taxes	(195,707)	(147,008)	(339,060)	(314,749)
Provision for income taxes	-	-	-	-
Net loss	$(195,707)	$(147,008)	$(339,060)	$(314,749)
Loss per common share - Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding - Basic and diluted	35,902,602	35,902,602	35,902,602	35,902,602

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit)
(Unaudited)

For the Three Months Ended June 30, 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stock to be
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2020	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,628,852)	$53,572	$(7,064,351)

Net Loss	-	-	-	-	-	-	-	(195,707)	-	(195,707)
Balance at June 30, 2020	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,824,559)	$53,572	$(7,260,058)

For the Three Months Ended June 30, 2019

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stock to be
	Shares	Amount	Shares	Amount	Shares	Shares	Capital	Deficit	Issued	Total
Balance at March 31, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,135,591)	$53,572	$(7,451,248)

Net Loss	-	-	-	-	-	-	-	(147,008)	-	(147,008)
Balance at June 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,282,599)	$53,572	$(7,598,256)

For the Six Months Ended June 30, 2020

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stock to be
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Total
Balance at December 31, 2019	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,485,499)	$53,572	$(6,920,998)

Net Loss	-	-	-	-	-	-	-	(339,060)	-	(339,060)
Balance at June 30, 2020	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,824,559)	$53,572	$(7,260,058)

For the Six Months Ended June 30, 2019

	Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stock to be
	Shares	Amount	Shares	Amount	Shares	Shares	Capital	Deficit	Issued	Total
Balance at December 31, 2018	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(29,967,850)	$53,572	$(7,283,507)

Net Loss	-	-	-	-	-	-	-	(314,749)	-	(314,749)
Balance at June 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,282,599)	$53,572	$(7,598,256)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2020 (unaudited)	2019 (unaudited)
Cash flows from operating activities
Net loss	$(339,060)	$(314,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Depreciation and amortization	2,640	2,640
Shares issued for services	-	-
Changes in operating assets and liabilities:
Prepaid Expenses	(922)	(852)
Deposits	(3,000)	12,000
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	(6,448)	-
Accounts payable and accrued expenses	341,481	295,921
Net cash used in operating activities	(5,309)	(5,040)

Cash flows from investing activities
Purchase of Fixed Asset	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from convertible notes	-	-
Net cash provided by financing activities	-	-

Net decrease in cash	(5,309)	(5,040)
Cash at the beginning of the year	5,309	5,040
Cash at the end of the year	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
June 30, 2020

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

Revenue recognition

There were no revenues during the six months ended June 30, 2020 and 2019, respectively.

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

Shipping and handling costs were $0 and $0 for the six months ended June 30, 2020 and 2019, respectively

Recently issued accounting pronouncements

 In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements

In December 2019, the FASB issued ASU 2019-12, Income Taxes(Topic 740): “Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $30,824,559 and negative working capital of $7,276,258 as of June 30, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Property and Equipment

As of June 30, 2020, the Company had a vehicle with a net book value of $13,200.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,783 as of June 30, 2020 and December 31, 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $55,547 and $61,995 as of June 30, 2020 and December 31, 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% of GTI Corporate Transfer Agents, LLC, and the Company’s transfer agency. During the six months ended June 30, 2020 and 2019, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $22,946 and $4,500, respectively.

The Company will no longer rely on GTI Research, Inc. (“GTIR”), the Company’s previous scientific robotic technology collaborator, for conducting research and development activities on the robotic technology development project. The lease agreement with GTI Research, Inc. was terminated on April 29, 2019. We have other collaborators which will be announced at a later time.

The Company utilizes Elia Holdings, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holdings, LLC is controlled by Rene Irizarry. Costs incurred related to such services were $11,225 and $0 during the six-month periods ended June 30, 2020 and 2019, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
Accrued officer salaries (see below)	$5,105,900	$4,872,900
Accrued interest	196,187	192,895
Other	1,130,716	1,026,569
	$6,432,803	$6,092,781

Note 6 – Convertible notes payable

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of June 30, 2020 and December 31, 2019, the total outstanding principal and interest is $54,500.

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

As of June 30, 2020, and December 31, 2019, the Company had 0 shares Series A Preferred Stock issued and outstanding respectively.

As of June 30, 2020, and December 31, 2019, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding respectively.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 35,902,602 shares as of June 30, 2020 and December 31, 2019, respectively.

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

Office Space Lease

The Company has a temporary office space at 4685 W 127th Pl, in Broomfield, CO as of June 30, 2020 until new space is completed after renovations. The lease term does not warrant the establishment of a right of use asset or liability. No asset or liability has been recorded on the balance sheet.

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

Presently, the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic

As of June 30, 2020, no additional conversions of convertible notes have occurred, and no new convertible notes have been issued.

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

We have not generated significant operating revenue as of June 30, 2020. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of June 30, 2020 and 2019.  For the six months ended June 30, 2020 and 2019, our operating losses were $339,060 and $314,749, respectively.  Our current liabilities exceeded current assets by $7,276,258 and $6,936,838 as of June 30, 2020 and December 31, 2019, respectively.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,7783 as of June 30, 2020 and December 31, 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its CFO interim and stockholder, amounting to $55,547 and $61,995 as of June 30, 2020 and December 31, 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agency.  Michelle Torres Colón is the managing director with a 50% ownership and/or interest. Tannya Irizarry is a board member and also has a 50% ownership and/or interest. During the six months ended June 30, 2020, the Company paid GTI Corporate Transfer Agents, LLC $22,946.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 and 2019

The company did not generate any revenue for the three months ended June 30, 2020 and 2019.

The company had total operating expenses of $194,061 for the three months ended June 30, 2020, compared to total operating expenses of $137,496 for the three months ended June 30, 2019, an increase of $56,565 from the prior period. The increase is due in part to legal and consulting fees, rent and supplies.

We had a net loss of $195,707 and $147,008 for the three months ended June 30, 2020 and 2019, respectively, resulting in an increase of $48,699 from the prior period due to increases in legal, consulting, rent and supplies expenses.

FOR THE SIX MONTHS ENDED JUNE 30, 2020 and 2019

The company did not generate any revenue for the six months ended June 30, 2020 and 2019.

The company had total operating expenses of $335,768 for the six months ended June 30, 2020, compared to total operating expenses of $295,725 for the six months ended June 30, 2019, an increase of $40,043 from the prior period. The increase is a result of higher legal and consulting, rent and supplies expenses.

We had a net loss of $339,060 and $314,749 for the six months ended June 30, 2020 and 2019, respectively, an increase of $24,311 from the prior period due to increases in legal and consulting, rent and supplies expenses during the current period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had cash and cash equivalents of $0. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $30,824,559 and negative working capital of $7,276,258 as of June 30, 2020.

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

As of August 14, 2020, the Company issued no new securities.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2020.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	08/14/20
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	08/14/20
Tannya L Irizarry