Form 10-Q/A
period 2020-03-31
GENETHERA INC
filed 2020-09-10
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

 Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the quarterly report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on June 23, 2020 (the “Original Filing”), is being filed for the purpose of adding the disclosure of the Company’s reliance on the Commission’s Order No. 34-88465. Otherwise, this Amendment No. 1 is the same as the Original Filing.

LATE FILING IN RELIANCE ON SEC ORDER RELEASE No. 34-88465

GeneThera, Inc. (“Company”) is relying on the exemption of the SEC Order Release No. 34-88465 for conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 outbreak.

The Company was unable to prepare and timely file our Form 10-Q for the first quarter ended March 31, 2020 due to ramifications of the COVID-19 situation. Company’s personnel suffered from medical condition that was exacerbated by the COVID-19 virus preventing the update of the necessary information and documentation to complete the timely filing of the First Quarter Form 10-Q. The Form 10-K was filed a few weeks before, which effort had negative effects on the CFO’s condition.

The Company intended to rely on the SEC Order Release No. 34-88465 for conditional relief to public companies as signed by the Secretary of the Securities and Exchange Commission, Vanessa A. Countryman. However, the SEC staff has rejected the Company’s explanation of the effect of the COVID-19 pandemic had on the Company and its personnel. The Company does not deem it prudent to share the intimate details of the medical conditions of its employees and officers, as outlined by HIPPA (another Federal Law).

Conclusion: Form 10-Q for the period ended March 31, 2020 was filed on June 23, 2020 after the due date of May 14, 2020.

The Company’s Form 10-Q for the Second Quarter ended June 30, 2020 was timely filed.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 10, 2020 .

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	09/10/20
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	09/10/20
Tannya L Irizarry