Form 10-K/A
period 2019-12-31
GENETHERA INC
filed 2020-09-21
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference: NONE

EXPLANATORY NOTE:

This Amendment No. 1 to the annual report on Form 10-K for the period ended December 31, 2019, filed with the Securities and Exchange Commission on June 10, 2020 (the “Original Filing”), is being filed for the purpose of correcting a date in Item 9A. Controls and Procedures on page 23, and correcting the name of the Company in the Report of Independent Registered Public Accounting Firm on page F-3. Otherwise, this Amendment No. 1 is the same as the Original Filing.

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

Target Zoonotic Diseases

COVID-19

COVID-19 is an infectious disease caused by SARS- CoV-2. Common symptoms include fever, cough and shortness of breath. Other symptoms may include muscle pain, diarrhea, sore throat, and loss of smell. The majority of cases result in mild symptoms. However, some cases progress to viral pneumonia and multi-organ failure. SARS-Cov-2 coronavirus is the latest example of a long list of viruses and bacteria that can cause widespread global infection in humans. As of early June , 2020, the number of infectious cases worldwide were close to seven and a half million with more than 415,000 deaths. In December 2019, SARS- Cov-2 was first discovered in the city of Wuhan, China. In February 2020, the World Health Organization (WHO) declared COVID-19 a global pandemic. The SARS-Cov-2 is a genetically mutated strain of the SARS-Cov-1 virus that caused SARS in 2003-2004 epidemic. Coronaviruses are opportunistic viruses that are harbor in the Asian bat population. Pangolins, nocturnal mammals, native to Asia and Africa especially tropical forests, are the most likely intermediate carriers of the SARS-Cov-2 between bats and humans. In 2002–03, Civet cats, nocturnal mammals found in Asia and Africa sold for meat in local markets of China’s Yunnan province carried the SARS virus from bats to humans.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2019 , our internal control over financial reporting was not effective due to the following material weaknesses.

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GeneThera Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GeneThera , Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Date: September 21 , 2020	GENETHERA, INC.

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

Signature	Title	Date

/s/ Antonio Milici	Chairman and Chief Executive Officer (Principal Executive Officer)	September 21 , 2020
Antonio Milici, MD, PhD

/s/ Tannya L. Irizarry	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	September 21 , 2020
Tannya L. Irizarry

/s/ Jeremiah Bartley	Director	September 21 , 2020
Jeremiah Bartley, MD