Form 10-Q
period 2020-09-30
GENETHERA INC
filed 2020-11-16
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _________

000-27237
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 24,071,255 shares of common stock issued and outstanding as of November 16, 2020.

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

Item 1. Financial Statements.

GeneThera, Inc.
September 30, 2020

GeneThera, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash	$-	$5,309
Prepaid expenses	12,323	-
Total current assets	12,323	5,309
Property and equipment
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(14,520)	(10,560)
Total property and equipment, net	11,880	15,840
Other assets - Deposit	-	-
TOTAL ASSETS	$24,203	$21,149

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$81,070	$27,705
Accrued expenses	6,672,079	6,092,364
Notes payable	25,800	25,800
Convertible notes payable, net of discount	54,500	54,500
Loan from shareholder	710,221	741,778

Total liabilities	7,543,670	6,942,147

Commitments and Contingencies	-	-
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 Shares authorized, 0 shares issued and outstanding, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 24,071,255 and 35,902,602 shares issued and outstanding, respectively	24,071	35,904
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,475,772	23,448,986
Accumulated deficit	(31,098,925)	(30,485,499)
Total stockholders' deficit of Genethera, Inc.	(7,519,470)	(6,920,998)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$24,203	$21,149

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
General and administrative expenses	154,900	119,240	$255,028	$146,591
Payroll expenses	116,500	116,500	349,500	349,500
Depreciation	1,320	1,390	3,960	3,960
Total operating expenses	272,720	313,552	608,488	500,051
Loss from operations	(272,720)	(313,552)	(608,488)	(500,051)
Other expenses
Interest expense	(1,646)	(36,053)	(4,938)	(28,536)
	-	-	-	-
Total other expense	(1,646)	(36,053)	(4,938)	(28,536)
Other Income
Settlement proceeds	-	250,083	-	250,083
Total other Income	-	250,083	-	250,083
Net income (loss) before income taxes	(274,366)	36,245	(613,426)	(278,504)
Provision for income taxes	-	-	-	-
Net income (loss)	(274,366)	36,245	$(613,426)	$(278,504)
Loss per common share - Basic and diluted	(0.01)	0.00	$(0.02)	$(0.01)
Weighted average common shares outstanding - Basic and diluted	36,030,002	38,197,887	36,030,002	38,197,887

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)

Three Months Ended September 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at June 30, 2020	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,824,559)	$53,572	$(7,260,058)
Net income	-	-	-	-	-	-	-	(274,366)	-	(274,366)
Stock issued for services					1,095,381	1,095	13,859			14,954
Stock issued					500,000	500	(500)			-
Stock canceled					(13,426,728)	(13,427)	13,247			-
Balance at September 30, 2020	-	$-	26,038,572	$26,039	24,071,255	$24,071	$23,475,772	$(31,098,925)	$53,572	$(7,519,470)

Three Months Ended September 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at June 30, 2019	-	$-	26,038,572	$26,039	35,902,502	$35,904	$22,568,815	$(30,282,599)	$53,572	$(7,598,256)
Net Loss	-	-	-	-	-	-	-	(259,412)	-	(259,412)
Balance at September 30, 2019	-	$-	26,038,572	$26,039	35,902,502	$35,904	$22,568,815	$(30,542,011)	$53,572	$(7,857,669)

Nine Months Ended September 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2019	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,485,499)	$53,572	$(6,920,998)
Net Loss	-	-	-	-	-	-	-	(613,426)	-	(613,426)
Stock issued for services					1,095,381	1,095	13,859			14,954
Stock issued					500,000	500	(500)			-
Stock canceled					(13,426,728)	(13,427)	13,427			-
Balance at September 30, 2020	-	$-	26,038,572	$26,039	24,071,255	$24,071	$23,475,772	$(31,098,925)	$53,572	$(7,519,470)

Nine Months Ended September 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2018	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(29,967,850)	$53,572	$(7,283,507)
Net Loss	-	-	-	-	-	-	-	(278,504)	-	(278,504)
Balance at September 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,542,011)	$53,572	$(7,857,669)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(613,426)	$(278,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Amortization of discount on debt	-	-
Depreciation and amortization	3,960	3,960
Shares issued for services	14,956	-
Changes in operating assets and liabilities:
Prepaids	(12,323)	(1,249)
Deposit	-	12,000
Fixed Assets	-	-
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	(31,556)	-
Accounts payable and accrued expenses	633,080	398,853
Net cash used in operating activities	(5,309)	135,060

Cash flows from investing activities
Purchase of Fixed Asset	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of stock	-	-
Proceeds from notes payable	-	-
Net advance from related parties	-	-
Proceeds from convertible notes	-	-
Net cash provided by financing activities	-	-

Net decrease (increase) in cash	(5,309)	135,060
Cash at the beginning of the year	5,309	5,040
Cash at the end of the year	$-	$140,100

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
September 30, 2020
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

Revenue recognition

There were no revenues as of September 30, 2020 and 2019, respectively.

The Company follows the FASB Accounting Standards Codification ASC 606 – Revenues from Contracts with Customers for revenue recognition. The Company considers revenue realized or realizable and earned when all the following criteria are met:

1)	identification of the contract with a customer.

2)	identification of the performance obligations in the contract.

3)	determination of the transaction price.

4)	allocation of the transaction price to the performance obligations in the contract. and

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

Shipping and handling costs were $0 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $31,098,925 and negative working capital of $7,531,351 as of September 30, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

As of September 30, 2020, the Company had a vehicle with a net book value of $11,880.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as September 30, 2020 and December 31, 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $38,453 and $90,523 as September 30, 2020 and December 31, 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% interest in GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the nine months ended September 30, 2020 and 2019, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $30,261 and $1,600, respectively.

The Company had a lease with GTI Research, Inc. (“GTIR”), the Company’s previous scientific robotic technology collaborator, for conducting research and development activities on the robotic technology development project. The lease terminated in April 2019. No right of use asset of liability was recorded on the balance sheet.

The Company utilizes Elia Holding, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holding, LLC is controlled by Rene Irizarry, former spouse to the CFO. Costs incurred related to moving costs during the nine month periods ended September 30, 2020 and 2019 were $43,966 and $0, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
Accrued officer salaries (see below)	$5,222,400	$4,872,900
Accrued interest	254,602	192,895
Other	1,195,077	1,026,569
	$6,672,079	$6,092,364

Note 6 – Convertible notes payable

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of September 30, 2020, and December 31, 2019, the total outstanding principal and interest is $54,500.

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

As of September 30, 2020, and December 31, 2019, the Company had 0 shares of Series A Preferred Stock issued and outstanding, respectively.

As of September 30, 2020, and December 31, 2019, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding, respectively.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 24,071,255 and 35,902,602 shares as of September 30, 2020 and December 31, 2019, respectively.

On July 14, 2020 the Company issued 500,000 shares of common stock to a shareholder’s heir that had previously been canceled.

On August 11, 2020 the Company issued 100,000 shares of common stock to a director of the Company for services valued at $5,000 and expensed accordingly.

On September 30, 2020 the Company issued 995,381 shares of common stock for consulting and marketing to a third party. The stock issuance was valued at $9,954 and expensed accordingly.

On September 30, 2020 the Company canceled 13,426,728 shares of common stock issued for various reasons including but not limited to nonperformance of contracts, dissolution of the stockholders entity and other causes.

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

Office Space Lease

The Company has a temporary office space. The lease term does not warrant the establishment of a right of use asset or liability. No asset or liability has been recorded on the balance sheet.

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

As of September 30, 2020, no additional conversions of convertible notes have occurred, and no new convertible notes have been issued.

On August 11, 2020 the Company entered into a license agreement with Eqvista, Inc. to digitize the Company’s common stock certificates and records for their beneficiary owners.

On August 31, 2020 the Company entered into a consulting agreement with North Equities, Inc. as a public relations entity to focus on social media and client outreach strategist.

On October 21, 2020 the Company entered into a consulting agreement with Free Mind Group, LLC to access non-dilutive funding sources and to prepare and file award applications for research and development on funding opportunities, including but not limited to the Federal sources such as NIH, BARDA, DOD and private foundations.

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

We have not generated significant operating revenue as of September 30, 2020. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of September 30, 2020 and 2019.  For the nine months ended September 30, 2020 and 2019, our operating losses were $608,488 and $500,051, respectively.  Our current liabilities exceeded current assets by $7,531,351 as of September 30, 2020.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as September 30, 2020 and December 31, 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its CFO interim and stockholder, amounting to $38,453 and $90,523 as of September 30, 2020 and December 31, 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agency.  Michelle Torres Colón is the managing director with a 50% ownership and/or interest. Tannya Irizarry is a board member and also has a 50% ownership and/or interest. During the nine months ended September 30, 2020, the Company paid GTI Corporate Transfer Agents, LLC $30,261.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

EMPLOYEES

As of September 30, 2020, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022. In consideration for his services, Dr. Milici will receive a base salary of $258,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion. As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work. We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022. Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum. There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

The company did not generate any revenue for the three months ended September 30, 2020 and 2019.

The company had total operating expenses of $272,720 for the three months ended September 30, 2020, compared to total operating expenses of $204,326 for the three months ended September 30, 2019, an increase of $68,398 from the prior period. The increase is essentially due to no operations during the current quarter and moving expenses incurred.

We had a net loss of $274,366 compared to a net profit of $36,245 for the three months ended September 30, 2020 and 2019, respectively due to net proceeds received by the Company of $254,000 in settlement of the dispute with FOGT, LLC, which resulted in the net income for the third quarter 2019.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

The company did not generate any revenue for the nine months ended September 30, 2020 and 2019.

The company had total operating expenses of $608,488 and $500,051 for the nine months ended September 30, 2020 and 2019, respectively. The increase of $108,437 is essentially due to no operations during the current period, moving expenses and consulting expenses paid for with stock.

We had a net loss of $613,426 and $278,504 for the nine months ended September 30, 2020 and 2019, respectively. The increase of $334,922 from the prior period essentially due to no operations in the current period, and the one-time receipt of settlement funds of approximately $250,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had cash and cash equivalents of $0. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $31,098,925 and negative working capital of $7,531,351 as of September 30, 2020.

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

We had total assets as of September 30, 2020 and 2019 of $24,203 and $158,509, respectively which included the vehicle and prepaid expenses of $12,323.

We had total liabilities of $7,543,670 as of September 30, 2020, which included $81,070 of accounts payable, $6,672,079 of accrued liabilities, and $790,522 of notes and loans payable and other liabilities.

We had negative working capital of $7,531,349 and an accumulated deficit of $31,098,925 as of September 30, 2020.

Net cash used in operating activities for the nine months ended September 30, 2020 was $5,309. The net loss for the nine months ended September 30, 2020 and 2019 was $613,426 and $278,504, respectively.

GOING CONCERN

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2019. For the nine months ended September 30, 2020 and 2019, our operating losses were $613,426 and $500,051, respectively. Our current liabilities exceeded current assets by $7,531,349 as of September 30, 2020.

It is estimated that we will require outside capital for the remainder of 2020 and 2021 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. The Company is still in discussions with one or two groups to obtain financing through equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

As of November 16, 2020, the Company issued no new securities.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2020.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	11/16/20
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	11/16/20
Tannya L Irizarry