Form 10-Q/A
period 2020-09-30
GENETHERA INC
filed 2020-11-18
CIK 1017110

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on November 16, 2020 (the “Original Filing”), is being for the purpose of attaching as exhibits the applicable XBRL files and for the purpose of correcting the quarterly information for the comparative period of the previous year as presented in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Equity on page F-5 and F-6. Otherwise, this Amendment No. 1 is the same as the Original Filing.

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

Item 1. Financial Statements.

GeneThera, Inc.
September 30, 2020

GeneThera, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash	$-	$5,309
Prepaid expenses	12,323	-
Total current assets	12,323	5,309
Property and equipment
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(14,520)	(10,560)
Total property and equipment, net	11,880	15,840
Other assets - Deposit	-	-
TOTAL ASSETS	$24,203	$21,149

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$81,070	$27,705
Accrued expenses	6,672,079	6,092,364
Notes payable	25,800	25,800
Convertible notes payable, net of discount	54,500	54,500
Loan from shareholder	710,221	741,778

Total liabilities	7,543,670	6,942,147

Commitments and Contingencies	-	-
Stockholders' deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 Shares authorized, 0 shares issued and outstanding, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 24,071,255 and 35,902,602 shares issued and outstanding, respectively	24,071	35,904
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,475,772	23,448,986
Accumulated deficit	(31,098,925)	(30,485,499)
Total stockholders' deficit of Genethera, Inc.	(7,519,470)	(6,920,998)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$24,203	$21,149

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses
General and administrative expenses	154,900	86,506	$255,028	$146,591
Payroll expenses	116,500	116,500	349,500	349,500
Depreciation	1,320	1,320	3,960	3,960
Total operating expenses	272,720	204,326	608,488	500,051
Loss from operations	(272,720)	(204,326)	(608,488)	(500,051)
Other expenses
Interest expense	(1,646)	(9,512)	(4,938)	(28,536)
	-	-	-	-
Total other expense	(1,646)	(9,512)	(4,938)	(28,536)
Other Income
Settlement proceeds	-	250,083	-	250,083
Total other Income	-	250,083	-	250,083
Net income (loss) before income taxes	(274,366)	36,245	(613,426)	(278,504)
Provision for income taxes	-	-	-	-
Net income (loss)	(274,366)	36,245	$(613,426)	$(278,504)
Loss per common share - Basic and diluted	(0.01)	0.00	$(0.02)	$(0.01)
Weighted average common shares outstanding - Basic and diluted	36,030,002	38,197,887	36,030,002	38,197,887

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)

Three Months Ended September 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at June 30, 2020	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,824,559)	$53,572	$(7,260,058)
Net income	-	-	-	-	-	-	-	(274,366)	-	(274,366)
Stock issued for services					1,095,381	1,095	13,859			14,954
Stock issued					500,000	500	(500)			-
Stock canceled					(13,426,728)	(13,427)	13,247			-
Balance at September 30, 2020	-	$-	26,038,572	$26,039	24,071,255	$24,071	$23,475,772	$(31,098,925)	$53,572	$(7,519,470)

Three Months Ended September 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at June 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,930,948)	$53,572	$(8,246,606)
Net Loss	-	-	-	-	-	-	-	(36,245)	-	(36,245)
Balance at September 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,894,702)	$53,572	$(8,210,362)

Nine Months Ended September 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2019	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,485,499)	$53,572	$(6,920,998)
Net Loss	-	-	-	-	-	-	-	(613,426)	-	(613,426)
Stock issued for services					1,095,381	1,095	13,859			14,954
Stock issued					500,000	500	(500)			-
Stock canceled					(13,426,728)	(13,427)	13,427			-
Balance at September 30, 2020	-	$-	26,038,572	$26,039	24,071,255	$24,071	$23,475,772	$(31,098,925)	$53,572	$(7,519,470)

Nine Months Ended September 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2018	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,616,199)	$53,572	$(7,931,857)
Net Loss	-	-	-	-	-	-	-	(278,504)	-	(278,504)
Balance at September 30, 2019	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$22,568,815	$(30,894,702)	$53,572	$(8,210,362)

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

* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2020.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	11/17/20
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	11/17/20
Tannya L Irizarry