Form 10-K
period 2020-12-31
GENETHERA INC
filed 2021-04-14
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020.

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

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $1,024,337 based on the closing price of $0.04 on the same day.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of April 14, 2021, was 24,071,255.

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

Target Zoonotic Diseases

COVID-19

COVID-19 is an infectious disease caused by SARS- CoV-2. Common symptoms include fever, cough and shortness of breath. Other symptoms may include muscle pain, diarrhea, sore throat, and loss of smell. The majority of cases result in mild symptoms. However, some cases progress to viral pneumonia and multi-organ failure. SARS-Cov-2 coronavirus is the latest example of a long list of viruses and bacteria that can cause widespread global infection in humans. As of early June 2020, the number of infectious cases worldwide were close to seven and a half million with more than 415,000 deaths. In December 2019, SARS- Cov-2 was first discovered in the city of Wuhan, China. In February 2020, the World Health Organization (WHO) declared COVID-19 a global pandemic. The SARS-Cov-2 is a genetically mutated strain of the SARS-Cov-1 virus that caused SARS in 2003-2004 epidemic. Coronaviruses are opportunistic viruses that are harbor in the Asian bat population. Pangolins, nocturnal mammals, native to Asia and Africa especially tropical forests, are the most likely intermediate carriers of the SARS-Cov-2 between bats and humans. In 2002–03, Civet cats, nocturnal mammals found in Asia and Africa sold for meat in local markets of China’s Yunnan province carried the SARS virus from bats to humans.

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

Stage III: Clinical Johne’s disease. It is categorized as any animal with advanced infection, the onset of which is often associated with a period of stress such as recent calving. Cattle at this stage have intermittent, watery pea-soup manure. Animals lose weight and gradually drop in milk production but continue to maintain a healthy appetite. Some animals appear to recover but often relapse in the next stress period. Most of these animals are shedding billions of organisms and are positive on culture. Most are positive on serologic tests (ELISA). Clinical signs often last several weeks to months before the animals are sent to slaughter in a thin, emaciated condition. In the final and terminal aspects of stage III of the fatal disease, animals become emaciated with fluid diarrhea and develop “bottle jaw.” The carcass may not pass meat inspection for human consumption in the later phases of stage III.

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

Histological alterations found in Crohn’s patients’ intestinal tract, closely resembles similar tissue changes observed in the intestine of Johne’s disease cattle.

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

Government Regulation

Our unique approach to the testing for zoonotic diseases allows us to begin commercialization of our diagnostic tests without the need for a long and enduring approval process from the USDA. USDA approval will be required for commercialization of animal vaccines. However, it is our intention not to seek, in the foreseeable future, any approval either from the USDA or the U.S. Food & Drug Administration for any of the products we develop both, diagnostic and therapeutic. It is our intention to perform any validation or clinical trials of our product both domestically and abroad. Our commercial laboratories will require a validation study to be performed to demonstrate the effectiveness of the system. Validation studies will be performed according to each country’s guidelines. It is expected that validation studies will be conducted in collaboration with each country’s government guidelines over the next 18 to 36 month period. We will need the approval of the U.S. Department of Agriculture, or USDA, before the vaccines can be manufactured or sold. The approval process for animal vaccines is time-consuming and expensive. We anticipate that such approval, if it is obtained, may require more than $75 million and may require more than two years for each vaccine for which approval is sought. Currently, we do not have the capital necessary to seek approval of any of our candidate vaccines, and we cannot provide any assurance that we will be able to raise the capital necessary for such approval on terms that are acceptable to us, if at all. Failure to raise the necessary capital will likely cause us to curtail or cease operations. In addition, even if we are successful in raising the capital necessary to seek approval of any vaccine, there are no assurances that such an approval will be granted, or if granted, whether we will be able to produce and sell such vaccines following such an approval in commercial quantities or to make a profit from such production and sales.

Employees

We had a total of two full-time employees as of December 31, 2020. No changes in full-time employees have occurred subsequently. None of our employees is represented by a collective bargaining unit. We will be hiring more scientists, laboratory technicians, administrative and IT employees soon.

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

We are a development stage company with limited operating history. We will need significant, additional capital to continue development of the molecular robotic/AI laboratory platform and to develop diagnostic assays and vaccine product candidates. As of December 31, 2020, we had cash and cash equivalents (excluding restricted cash) of $0 and negative working capital of $7,691,065.

Based on our current operating plan, we don’t expect that our existing cash and cash equivalents as of December 31, 2020, will enable us to maintain our operating expenses in 2021. We will need to raise additional capital in 2021 to execute our current operating plan. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to operate our business, including our ability to develop and commercialize our product candidates.

We cannot guarantee that additional capital will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital, when required in 2021 or thereafter in the future, or on acceptable terms, we may be required to:

■	Significantly delay, scale back or discontinue the development of the MORAP;

■	Seek corporate partners for the development of our diagnostic assays and vaccine product candidates than other wise desirable or on terms that are less favorable than might otherwise be available; or

■	Significantly curtail or cease operations.

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

We depend in large part on the efforts and continued employment of Dr. Antonio Milici, M.D., Ph.D., our President, Chairman and Chief Executive Officer. The loss of Dr. Milici would have a material adverse effect on our business, results of operations and financial condition. In addition, the loss of Dr. Milici would force us to seek a replacement, who may have less experience, fewer contacts, or less understanding of the business. Further, we may be unable to find a suitable replacement for Dr. Milici. Finding qualified personnel in the biotechnology industry is very challenging, but feasible. Smaller biotechnology companies are potentially at a disadvantage in the employment marketplaces due to their limited financial resources; something like reliable funding can resolve with ease. Dr. Milici continues interviewing highly experienced scientists in molecular biology and robotic engineers in order to expanding our current projects globally.

We may be unable to compete against other more establish biotechnology companies.

We operate in a very competitive and difficult area. Biotechnology business is notoriously challenging and risky. We compete with more established and better funded companies that are involved in the development of similar products. Several of these companies have significantly greater financial resources as well as greater production and marketing capabilities. The field of biotechnology requires extensive research and development. Better funded competitors may be able to develop and market superior or less expensive products that will make our products less valuable or unmarketable unless we acquire reliable funding from trustworthy investors in order to have an excellent advantage to succeed with our competitors.

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

We face intense competition, and we expect that future competition may become even more intense as new products, services and technologies become available and other new competitors enter the market. Competition could negatively affect our sales and profitability in a number of ways. Other new competitors may enter our markets through the development of innovative new technology, the acquisition of rights to use existing technologies or the use of existing technologies when patents protecting such existing technologies expire. New or existing competitors may introduce new, innovative, and competitive products and services, which could be superior or perceived by our customers to be superior to our products and services or lead to the obsolescence of one or more of our products or services. Some of our competitors and potential competitors may choose to differentiate themselves by offering products and services perceived in the eyes of customers as similar, at substantially lower sales prices, which could have an adverse effect on our results of operations through loss of market share or a decision to lower our own sales prices to remain competitive. In addition, our ability to attract and retain customers depends on the effectiveness of our customer marketing and incentive programs and multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offering. Certain of our competitors and potential competitors, have substantially greater financial and managerial resources than us, as well as greater experience in manufacturing, marketing, research and development, and obtaining regulatory approvals than we do. Once we secure reliable funding, we can increase our success astronomically.

Changes in testing patterns could negatively affect our operating results.

The market for our products could be negatively impacted by a number of factors impacting diagnostic assaying practices. Market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic assays and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic assaying for such diseases. Changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products. In addition, changes and trends in local food markets around the world could negatively affect the related production markets resulting in a decline in demand for our diagnostic assaying products. Declines in testing for any reason could have an adverse effect on our results of operations. As we can attest, the market for our products is in high demand and we are eager to improve the healthcare of both humans and animals.

Various U.S. and foreign government regulations could limit or delay our ability to market and sell our products or otherwise negatively impact our business.

Our business is subject to numerous states, federal and international rules and regulations. Several of these regulations may require that we obtain approval from the related governmental agency prior to the marking or sale of our products. Delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.

We have never successfully undertaken a clinical trial for animal testing. Our experience in this area is limited. We have never obtained regulatory approvals for any of our products. As such, we may be unable to ever successfully undertake a clinical trial of our products and may be forced to curtail or modify our current business plan.

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

We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

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

Presently, we are in negotiations to lease a new laboratory space, and we are currently reviewing the terms of lease agreements for three (3) prospective laboratory spaces located in Lafayette, Westminster, and Lakewood, CO. We intend to enter into a lease agreement and secure a laboratory space in the third quarter 2021. We believe that any of these three facilities are more than adequate for our needs and for the immediate future and that, should it be required, additional space can be leased to accommodate any future growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had accrued $242,000 in rent expense with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property. We participated in a mediation resulting in a settlement for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. The Company had an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there would be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of December 31, 2019 and default interest of 18% was accrued on the outstanding judgment balance through December 31, 2018. In July 2019, Litchfield Church Ranch, LLC was dissolved after the ownership sold the property. The Company claims that no money is owed.

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

	High	Low
Year Ended December 31, 2019:
First Quarter	$0.01680	$0.00600
Second Quarter	0.01680	0.00270
Third Quarter	0.00910	0.00270
Fourth Quarter	0.00700	0.00250

Year Ended December 31, 2020:
First Quarter	$0.02000	$0.00350
Second Quarter	0.11970	0.00150
Third Quarter	0.11000	0.00820
Fourth Quarter	0.03000	0.00600

Holders of our Common Stock

As of December 31, 2020, there were approximately 279 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2020.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There were no purchases of our common stock by us or on our behalf, or by or on behalf of any of our affiliates, during the year ended December 31, 2020.

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

Overview

We continue to be a biotechnology company dedicated to eradicating “cross-over” zoonotic diseases, such as COVID-19 (Coronavirus), Paratuberculosis (Johne’s disease), Mad Cow Disease, Chronic Wasting Disease, E.coli and Salmonella infections, by applying our advanced proprietary molecular sciences and robotic technologies. We focus on developing molecular diagnostic tests, therapeutics, and vaccines through our proprietary robotic technologies with the belief that improved technologies and methodologies must be developed and implemented in order to aid mankind’s control of emerging diseases in animals and in humans. We believe it has become increasingly evident that, if not properly addressed, diseases in animals may continue to cause serious and growing global problems with respect to economics, human health and biodiversity.

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

We do not manufacture any products. We do not intend to establish a manufacturing facility to manufacture any products that we may develop anywhere in the world. Our unique approach to the testing for zoonotic diseases allows us to begin commercialization of our diagnostic tests without the need for a long and enduring approval process from the USDA. USDA approval will be required for commercialization of animal vaccines. However, it is our intention not to seek, in the foreseeable future, any approval either from the USDA or the U.S. Food & Drug Administration for any of the products we develop both, diagnostic or therapeutic. Our commercial laboratories will require a validation study to be performed to demonstrate the effectiveness of the system. Validation studies will be performed according to each country’s guidelines. We had a total of two full-time employees as of December 31, 2020.

Liquidity and Capital Resources – Going Concern

As of December 31, 2020, we had cash and cash equivalents of $0. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $31,259,962 and negative working capital of $7,691,065 as of December 31, 2020.

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

Capital Expenditures and Resources

Our operations require capital expenditures primarily for lab equipment and software development. Capital expenditures for the years ended December 31, 2020 and 2019 were $0, respectively.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019
Expenses
General and administrative expenses	$274,611	$138,152
Payroll expenses	466,000	601,000
Total operating expenses	740,611	739,152
Loss from operations	(740,611)	(739,152)
Other income (expenses)
Interest (expense)	(33,852)	(28,582)
Proceeds from settlement	-	250,083
Total other income (expense)	(33,852)	221,501
Net loss before income taxes	(774,463)	(517,651)
Provision for income taxes	-	-
Net loss	$(774,463)	$(517,651)

Revenue. We did not generate any revenue for the years ended December 31, 2020 or December 31, 2019.

General and administrative expenses. Our general and administrative expenses consist primarily of office lease, overhead, insurance, professional advisor fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $136,459 to $274,611 for the year ended December 31, 2020 from $138,152 for the year ended December 31, 2019. Such increase was primarily due to increased professional and consulting fees and moving expenses.

Payroll expenses. Our payroll expenses include employee salaries and bonuses plus related payroll taxes. Our accrued payroll expenses were $466,000 for the year ended December 31, 2020 compared to $601,000 for the year ended December 31, 2019. The employment agreements of the officers provide that the officers be awarded $135,000 worth of Series B Preferred Stock annually. The Company does not have enough authorized shares of Series B Preferred stock to satisfy the agreement. Therefore, the Company accrued $135,000 of compensation expense in 2019, but did not make the accrual for 2020, which accounts for the decrease of compensation expense from 2020 compared to 2019.

The entire amount of accrued payroll expense incurred in 2020 and 2019 was deferred due to lack of funds.

Total other expenses. We had $33,852 and $28,582 in interest expenses for the years ended December 31, 2020 and 2019, respectively. The amounts for both years relate to accrued interest expense on related party and other notes payable.

Total other income. The Company recorded a gain on the settlement with FOGT LLC of approximately $250,000 for the year ended December 31, 2019, as compared no other income for the year ended December 31, 2020.

Net loss. The Company incurred net losses of $774,463 and $517,651 for the years ended December 31, 2020 and 2019, respectively, due mainly to the $250,083 of other income recognized in 2019 from the gain on the settlement with FOGT LLC.

Summary of Cash Flow

The net cash used in operating activities was $5,309. For the year ended December 31, 2020, the net loss of $774,463 was offset by the accrual of compensation expense and other accrued expenses and depreciation expense.

Net cash provided by financing activities was $269 for the year ended December 31, 2019, but was augmented by the settlement proceeds of approximately $250,000.

Contractual Obligations and Commitments

There were no contractual obligations or commitments of any kind.

Convertible Notes

In previous years we borrowed money from investors and issued convertible notes due on demand and bearing interest at an annual rate of 8%. The notes are convertible into shares our common stock at a conversion price of $0.01 to $0.05 per share. As of December 31, 2020 and 2019, the outstanding aggregate principal and interest on these notes was $54,500, respectively.

The Company has approximately $366,000 of convertible notes whose holders have presented conversion notices. The Company’s Stock Transfer Agent has not been able to issue shares for these notes due to the lack of beneficiaries’ communications with their investments. The Company has regularly sent Letters of Confirmations through our auditors, but the holders of Convertible Notes not yet converted, have not validated their investments and/or Promissory Notes’ outstanding debts with the Company’s auditing team. The $366,000 is included in accrued liabilities.

Related Party Loans

From time to time, certain directors, officers and stockholders have made loans to the Company.

As of December 31, 2020 and 2019, the Company has outstanding loan payables to Dr. Antonio Milici, its Chairman, Chief Executive Officer and principal stockholder, in the amounts of $679,783 and $673,092, respectively. This loan is unsecured, due on demand, and bears interest at 2.41%.

As of December 31, 2020 and 2019, the Company has outstanding loan payables to Tannya Irizarry, its Chief Administrative Officer and stockholder, in the amounts of $58,704 and $61,995, respectively. This loan is unsecured, due on demand, and bears interest at 8%.

Investment Agreement

In March 2018, the Company entered into a Milestone Investment Agreement (the “Agreement”) with FOGT, LLC (an entity controlled in part by a former member of the Company’s Board of Directors), pursuant to which FOGT, LLC (“FOGT”) agreed to invest in and purchase from the Company up to $5 million of Series A Convertible Preferred Stock pending the Company’s completion of certain operational milestones. As of December 31, 2020, FOGT had invested $550,000 and the Company issued 5,500 shares of Series A Convertible Preferred Stock to FOGT pursuant to the terms of the Agreement. Subsequently, FOGT agreed to invest additional amounts as follows: (i) $1,500,000 upon the Company’s completion of design, assembly and validation of an advanced robotic system; and (ii) $1,750,000 upon the Company entering into a commercial agreement with a government organization and/or private entity. Subsequently, a dispute arose between the parties. FOGT ceased any further investments in the Company resulting in arbitration.

The Board member resigned. In 2019 the Company received a net settlement of approximately $250,000, which was included in Other Income, and the 10,350 shares of Series A Convertible Preferred Stock were cancelled.

Capital Expenditures

Our operations require capital expenditures primarily for lab equipment and software development. The Company lost its lab equipment and other capital assets when the office space lease was terminated in April 2019. The equipment was fully depreciated. The Company removed these assets from its books in 2019. The Company’s fixed assets include a vehicle purchased in 2017 in the amount of $26,400 with a net book value of $10,560 as of December 31, 2020.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

Property and Equipment, Net.

Property and equipment consist primarily of office and laboratory equipment, leasehold improvements, vehicle, and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from three to seven years. The Company has one vehicle recorded in property and equipment with a net book value of $10,560 as of December 31, 2020.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective to achieve their stated purpose as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, because of the material weaknesses described below.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2020, our internal control over financial reporting was not effective due to the following material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date hereof:

Name	Age	Position
Antonio Milici	66	Chairman of the Board, Chief Executive Officer and Chief Scientific Officer
Tannya L. Irizarry	62	Chief Administrative Officer and Interim Chief Financial Officer
Jeremiah Bartley	66	Director

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

Tannya L. Irizarry. Ms. Irizarry has served as our Interim Chief Financial Officer since May 2006 and as our Chief Administrative Officer since 1999. Ms. Irizarry has over 23 years of experience in medical technology and biotechnology industries. She was the Vice President of Genetrans, Inc. from 1994 to 1998. Ms. Irizarry worked at the University of Texas M.D. Anderson Cancer Center in the department of Neuro-Oncology with Dr. William S. Fields and the Office of Education with Dr. James Bowen. She also worked at the Medical College of Georgia and subsequently, at the St. Joseph Hospital in the biotechnology division.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended December 31, 2020.

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

Compensation of Executive Officers

The following table sets forth information concerning all compensation awarded to, earned by or paid to the named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, or who earned compensation exceeding $100,000 during fiscal year 2020, for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Antonio Milici, Chief Executive Officer	2020	258,000	-	258,000
	2019	258,000	90,000	348,000
Tannya L. Irizarry, Interim Chief Financial Officer	2020	208,000	-	208,000
	2019	208,000	45,000	253,000

On January 8, 2017, we entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as the Chief Executive Officer and Chief Scientific Officer of the Company through January 31, 2022. Unless either party provides notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two-year period. In consideration for his services, Dr. Milici receives a base salary of $258,000 per annum, plus $90,000 Series B Preferred Stock annually. We also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time we have net income of at least $2,000,000 dollars each year based on performance. In addition, we agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. We are also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. However, during deferred salary, we are obligated to accrue deferred tax debt in our balance sheet. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $90,000 worth of Series B Preferred Stock in 2020 or 2019 as the Company did not have enough authorized shares of Series B Preferred stock. The Company accrued $0 and $90,000 in the annual salary accrual for Dr. Milici for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, all salary was deferred.

On January 8, 2017, we entered into an employment agreement with Tannya L. Irizarry to serve as the Chief Administrative Officer and Interim Chief Financial Officer of the Company through January 31, 2022. Unless either party provides notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two-year period. In consideration for her services, Ms. Irizarry receives a base salary of $208,000 per annum, plus $45,000 worth of Series B Preferred Stock annually. We also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time we have net income of at least $2,000,000 dollars each year based on performance. In addition, we agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. We are also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. However, during deferred salary, we are obligated to accrue deferred tax debt in its balance sheet. Ms. Irizarry is also entitled to a leased Company vehicle of her selection. At the end of aforementioned lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $45,000 worth of Series B Preferred Stock in 2019 as the Company did not have enough authorized shares of Series B Preferred stock. The Company accrued $0 and $45,000 in the annual salary accrual for Ms. Irizarry for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, all salary was deferred.

Outstanding Equity Awards Value at Fiscal Year-End

There were no unexercised options or unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

Director Compensation

Dr. Jeremiah Bartley of our board of directors received 100,000 shares of common stock for services as a director. The Company recognized an expense in the amount of $5,000 during 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

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

	Amount of Beneficial Ownership(1)				Percent of	Percent of	Percent of
		Series A	Series B	Percent	Series A	Series B	Total
	Common	Preferred	Preferred	of Common	Preferred	Preferred	Voting
Name and Address of Beneficial Owner	Stock	Stock	Stock	Stock(2)	Stock(3)	Stock(4)	Stock(5)
Antonio Milici (6)	1,812,797	0	17,559,593	7.5%	*	67.0%	(5)%
Tannya L. Irizarry (7)	1,425,033	0	8,478,979	5.9%	*	33.0%	(5)%
Jeremiah Bartley	100,000	0	0	*	*	*	*
All directors and officers as a group (3 persons named above)	3,337,830	0	26,038,572	13.9%	*	100.0%	(5)%
Other (8)(9)

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of its stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 24,071,255 shares of common stock outstanding as of December 31, 2020.

(3)	It was based on 10,350 shares of Series A Convertible Preferred Stock, which were cancelled as of December 31, 2019. Shares of Series A Convertible Preferred Stock were, upon the occurrence of certain events, convertible into shares of common stock on the basis of 400 shares of common stock for each share of Series A Preferred Stock. Holders of Series A Convertible Preferred Stock would have voted with the holders of common stock on all matters on an as converted to common stock basis. As of December 31, 2020, all shares were cancelled, and there were no issued and outstanding shares of Series A Convertible Preferred Stock.

(4)	Based on 26,038,572 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2020. Shares of Series B Convertible Preferred Stock are, upon the occurrence of certain events, convertible into shares of common stock on the basis of 10 shares of common stock for each share of Series B Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to 20 votes per share and vote with the holders of common stock on all matters.

(5)	Percentage of Total Voting Stock represents total ownership with respect to all shares of common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as a single class. The Series B Convertible Preferred Stockholders have 20 votes per share resulting in 100% voting power.

(6)	Includes 2,519,567 shares of common stock held by Kalos Holdings, LLC. Dr. Milici’s son was the managing director of Kalos Holdings, LLC until 2014 and has no voting and dispositive power over the securities held by it. Dr. Milici has no beneficial ownership of such securities; neither does Tannya L. Irizarry, Dr. Milici’s wife.

(7)	Includes shares held by Antonio Milici, Ms. Irizarry’s husband.

(8)	A total of 4,003,860 shares of common stock was issued to Gold X Change, Inc. and Pavel Kolesnikov, the President. Currently, Gold X Change, Inc. holds 1,189,300 shares of common stock. Mr. Kolesnikov disbursed much of the remaining shares to other parties and has no voting and dispositive power over the securities held by these parties. Mr. Kolesnikov disclaims beneficial ownership of such securities except to the extent of his pecuniary interest in such securities, if any.

(9)	GeneThera, Inc. held 7,064,967 shares of common stock controlled by the Board of Directors.

Changes in Control

We do not currently have any arrangements which, if consummated, may result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2020 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”).

From time to time, certain directors, officers and stockholders have made loans to the Company. As of December 31, 2020, and 2019, the Company has outstanding loan payables to Antonio Milici, its Chairman, Chief Executive Officer and stockholder, in the amounts of $679,783 and $673,092, respectively. These loans are unsecured, due on demand, and bear interest at 2.41%. As of December 31, 2020, and 2019, the Company has outstanding loan payables to Tannya Irizarry, its Chief Administrative Officer and stockholder, in the amounts of $61,995 and $90,523, respectively. These loans are unsecured, due on demand, and bear interest at 8%.

Tannya Irizarry owns one-third of GTI Corporate Transfer Agents, LLC, and the Company’s in-house transfer agency. During the years ended December 31, 2020, and 2019, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $23,616 and $4,170, respectively.

The Company utilizes Elia Holdings, LLC for construction and other maintenance services to conserve the Company’s office and lab space. Elia Holdings, LLC is controlled by Tannya Irizarry’s brother. Costs incurred related to such services were $5,715 and $12,245 for the years ended December 31, 2020, and 2019, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors’ Fees

The following is a summary of the fees billed to us by our principal accountants during the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Audit Fees	$35,000	$27,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Accounting Fees	-	-
TOTAL	$35,000	$76, 820

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

Pre-Approval Policies and Procedures

On March 9, 2019 the Company engaged the audit firm MaughanSullivan LLC to audit its financial statements for the years ended December 31, 2018 through 2020.

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
December 31, 2020 and 2019

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GeneThera Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GeneThera Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2020, the Company had an accumulated deficit of approximately $31,259,962 and may experience losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaughanSullivan LLC

We have served as the Company’s auditor since 2019.

Manchester, VT
April 14, 2021

GeneThera, Inc.
Consolidated Balance Sheets
December 31,

	2020	2019
ASSETS
Current assets
Cash	$-	$5,309
Prepaid expenses	1,022	-
Total current assets	1,022	5,309
Office and laboratory equipment and leasehold improvements	-	-
Automobile & trucks	26,400	26,400
Less: Accumulated depreciation	(15,840)	(10,560)
Total property and equipment, net	10,560	15,840
Other assets - deposit	-	-
TOTAL ASSETS	$11,582	$21,149

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$81,070	$27,705
Accrued expenses	6,798,920	6,092,364
Notes payable	25,800	25,800
Convertible notes payable, net of discount	54,500	54,500
Loan from shareholder	731,796	741,778
Total liabilities	7,692,087	6,942,147

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding as of December 31, 2020 and 2019, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 24,071,255 and 35,902,602 shares issued and outstanding as of December 31, 2020 and 2019, respectively	24,071	35,904
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,475,776	23,448,986
Accumulated deficit	(31,259,962)	(30,485,499)
Total stockholders’ deficit of GeneThera, Inc.	(7,680,504)	(6,920,998)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$11,582	$21,149

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019
Expenses
General and administrative expenses	$274,611	$138,152
Payroll expenses	466,000	601,000
Total operating expenses	740,611	739,152
Loss from operations	(740,611)	(739,152)
Other expenses
Interest expense	(33,852)	(28,582)
Proceeds from settlement	-	250,083
Total other expense	(33,852)	(221,501)
Other income
Gain recognized on write off of liabilities	-	-
Total other income	-	-
Net loss before income taxes	(774,463)	(517,651)
Provision for income taxes	-	-
Net loss	$(774,463)	$(517,651)

Loss per common share - basic and diluted	$(0.04)	$(0.01)
Weighted average common shares outstanding - basic and diluted	20,310,149	35,902,602

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.
Consolidated Statement of Stockholders’ Deficit

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Stock to	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Deficit
Balance at December 31, 2018	10,350	$12	26,038,572	$26,039	35,902,602	$35,904	$24,448,977	$(29,967,849)	$53,572	$(6,403,349)

Cancellation of preferred stock	(10,350)	(12)	-	-	-	-	12	-	-	-

Net loss	-	-	-	-	-	-	-	(517,651)	-	(517,651)

adjustments	-	-	-	-	-	-	(3)	1	-	2
Balance at December 31, 2019	-	$-	26,038,572	$26,039	35,902,602	$35,904	$24,448,986	$(30,485,499)	$53,572	$(6,920,998)

Canceled shares	-	-	-	-	(13,426,728)	(13,427)	13,427	-	-	-
Stock issued to Director	-	-	-	-	100,000	100	4,900	-	-	5,000
Stock issued to consultant	-	-	-	-	995,381	995	8,959	-	-	9,954
Stock Certificate reissued	-	-	-	-	500,000	500	(500)	-	-	-
adjustments	-	-	-	-	-	-	4	-	-	3
Net loss	-	-	-	-	-	-	-	(774,463)	-	(774,463)
Balance at December 31, 2020	-	$-	26,038,572	$26,039	24,071,255	$24,072	$23,475,776	$(31,259,962)	$53,572	$(7,680,504)

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities

Net loss	$(774,463)	$(517,651)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	5,280	5,280
Shares issued for services	-	-
Extinguishment of liabilities	-	-
Shares canceled	14,956	-
Changes in operating assets and liabilities:
Deposit	-	12,000
Prepaid and other assets	(1,022)	-
Accounts payable and accrued expenses - related parties	(9,982)	(28,976)
Accounts payable and accrued expenses	759,921	529,616
Net cash provided by (used in) operating activities	(5,309)	(269)

Cash flows from investing activities
Purchase of fixed asset	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of stock	-	-
Net cash provided by financing activities	-	-

Net (decrease) increase in cash	(5,309)	269
Cash at the beginning of the year	5,309	5,040
Cash at the end of the year	$-	$5,309

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of convertible notes payable to common stock	$-	$-
Cancellation of common stock shares	$26,790	$12

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

The consolidated financial statements include GeneThera, Inc. and its wholly owned subsidiary GeneThera, Inc. (Colorado) (collectively, the “Company”). The Company had a long-standing research collaboration with GTI Research. GTI Research was assisting the Company in managing the robotic technology project. The Company’s CEO is collaborating with this project with another group in order for the Company’s research and development to finally become commercial in order to generate revenues.

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

Property and Equipment, Net

Property and equipment consist of a vehicle and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful life of five years. Leasehold improvements are amortized over the shorter of their economic lives or lease terms.

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

Revenue Recognition

There were no revenues during the years ended December 31, 2020 and 2019.

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

Shipping and handling costs were $0 and $0 for the years ended December 31, 2020 and 2019, respectively.

Recently issued accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—“Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $31,259,962 and negative working capital of $7,691,065 as of December 31, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued Expenses

The following is the breakdown of the Company’s accrued expenses as of December 31, 2020 and 2019:

	2020	2019
Accrued officer salaries	$5,338,900	$4,872,900
Accrued interest	252,546	192,895
Accrued expenses- other	1,207,474	1,026,569
Total accrued expenses	$6,798,920	$6,092,364

Note 4 – Related Party Transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 and $679,783 as of December 31, 2020 and 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $58,704 and $61,995 as December 31, 2020 and 2019, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% of GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the years ended December 31, 2020 and 2019, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $29,723 and $23,616, respectively.

The Company utilizes Elia Holdings, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holdings, LLC is controlled by Ms. Irizarry’s ex-husband. Costs incurred related to such services were $11,495 and $5,715 during the years December 31, 2020 and 2019, respectively.

On January 1, 2018, the Company entered into a sublease for a 7,990 square foot office and lab space on 6860 Broadway in Denver, Colorado 80221, with GTI Research, Inc. a related party, the Company’s scientific robotic technology collaborator, for 75 months. The lease termed on April 29, 2019, and the Company expensed the security deposit of $12,000 and $4,861 of other expenses in 2019. There were no expenses related to this lease during 2020.

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

Note 6 – Convertible Notes Payable

In previous years the Company borrowed additional money from investors and issued convertible notes, due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As December 31, 2020 and 2019, the outstanding principal and interest on these notes was $54,5000, respectively.

As of December 31, 2020, an analysis of the principal amount of convertible notes payable that have elected conversion to common stock amounted to $366,000. The Company’s transfer agent has been constrained in its efforts to issue the common stock for these convertible notes due to the noncompliance of the Company’s filing requirements. The Company has ceased accruing interest on these convertible notes but continues to accrue interest on the remaining convertible notes of $54,500. The convertible notes that have elected conversion without the stock being issued have been included in ‘Accrued liabilities’ on the Balance Sheet.

No holders of convertible notes payable elected conversion to common stock during the year ended December 31,2020.

Note 7- Stockholders’ Equity

Convertible preferred stock rights

Preferred Stock (Series A) shall be convertible into Common Stock any time at the holder’s sole discretion in part or in whole by dividing the Purchase Price per Share by 110% of the Market Value on the Closing Date. ‘Market Value’ on any given date shall be defined as the average of the lowest three intra-day trading prices of the Company’s common stock during the 15 immediately preceding trading days. Preferred Stock (Series B) shall be convertible into ten common shares at any time and holders are entitled to 20 common share votes per such preferred shares.

The Company has authorized 20,000,000 shares of Series A Preferred Stock, $.001 par value, and 30,000,000 shares of Series B Preferred Stock, $.001 par value.

As of December 31, 2020 and 2019, the Company had 0 shares Series A Preferred Stock issued and outstanding respectively. The Company still has 20,000,000 preferred A stock availability.

As of December 31, 2020 and 2019, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding respectively of the total authorized shares of 30,000,000.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $.001 par value. As of December 31, 2020 and 2019, there were 24,071,255 and 35,902,602 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2020, the Company canceled 13,426,728 common shares in an effort to update its stock ledger. The cancelled shares consisted of shares issued to consultants for failure to perform the duties of their contracts, the lack of compliance on the part of some entities that did not renewal its charter, dissolution of other corporate entities, the deletion of stock held in escrow and treasury by the Company and other true-up efforts.

During the year ended December 31, 2020, the Company issued 1,591,381 shares of common stock in exchange for services and property:

●	100,000 shares to a director on the board for services rendered. The Company recognized an expense of $5,000.

●	995,381 shares to a consultant for services. The Company recognized an expense of $9,954.

●	500,000 shares representing a reissuance of a certificate to a shareholder.

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

As of December 31, 2020, the Company has issued to Dr. Milici, CEO and Tannya Irizarry, CAO, CFO a total of 26,038,572 shares of Series B Preferred Stock pursuant to the terms of their employee agreements.

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

The Company agreed to pay Dr. Milici a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $90,000 worth of Series B Preferred Stock in 2019 as the Company did not have enough authorized shares of Series B Preferred stock. The Company included $0 and $90,000 in the annual salary accrual for Dr. Milici as of December 31, 2020 and 2019, respectively. For the fiscal years 2020 and 2019, all salary was deferred.

The Company agreed to pay Ms. Irizarry a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. Ms. Irizarry is also entitled to a leased Company vehicle of her selection. At the end of aforementioned Lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $45,000 worth of Series B Preferred Stock in 2019 as the Company did not have enough authorized shares of Series B Preferred stock. The Company included $0 and $45000 in the annual salary accrual for Ms. Irizarry as of December 31, 2020 and 2019, respectively. For the fiscal years 2020 and 2019, all salary was deferred.

As of December 31, 2020, the Company has issued to Dr. Milici, CEO and Tannya Irizarry, CAO, CFO a total of 26,038,572 shares of Series B Preferred Stock pursuant to the terms of their employee agreements.

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

On November 14, 2014, Litchfield Church Ranch, LLC filed a Summons in Forcible Entry and Detainer against the Company after the owner was unable to sell the building to us because he was upended for over $800,000 in his mortgage. As per the Summons, the plaintiff claimed $364,968.69 in past due rent. As per our accounting records, the Company had accrued $242,000 in rent expense with the offer to purchase such property at $1,850,000 plus scheduled payments for the past due rent. The owner’s bank did not allow him to sell the property. We participated in a mediation resulting in a settlement for $115,000 with the contingency to pay the goodwill amount of $15,000 by September 12, 2015. The Company had an additional six months to complete the remaining $100,000 settlement. If not paid off prior to August 12, 2016, there will be no discount and the Company shall owe the judgment balance in the amount of $325,885. The mediator, a retired judge, found in our favor. Therefore, the settlement was agreed upon by both parties. The Company did not pay the settlement agreement as of December 31, 2020 and default interest of 18% was accrued on the outstanding judgment balance through December 31, 2018. In July 2019, Litchfield Church Ranch, LLC was dissolved after the ownership sold the property. The Company claims that no money is owed. The Company has not received subsequent correspondence relating to the judgment.

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

The lease was terminated on April 29, 2019, and the deposit of $12,000 was expensed at the date of the lease termination. No ROU asset or liability was established or recorded by the Company as of December 31, 2020 and 2019, respectively. The Company has not incurred any expense in 2020 related to this lease.

The Company currently has a temporary office space at 3051 W 105th Ave., in Westminster, CO until a permanent space is located. The lease term does not warrant the establishment of a right of use asset or liability. No asset or liability has been recorded on the balance sheet.

Note 9 – Income Taxes

Deferred Tax Assets

At December 31, 2020, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $14.3 million that may be used to offset future taxable income through the fiscal year ending December 31, 2036. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $3.0 million was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $3.0 million.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its reliability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $156,337 and $108,707 for the years ended December 31, 2020 and 2019, respectively.

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

No material interest or penalties on unpaid tax were recorded during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Net deferred tax assets consist of the following components as of December 31:

	2020	2019
Deferred Tax Assets:
NOL Carryover	$3,011,294	$2,854,957
Deferred tax liabilities
Less valuation allowance	(3,011,294)	(2,854,957)
Net deferred tax assets	$-	$-

Income Tax Provision in the Consolidated Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows for the years ended December 31,

	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance on net operating loss carry-forwards	(21.0)%	(21.0)%

Effective income tax rate	0.0%	0.0%

Note 10 – Subsequent Events

The impact of COVID-19 on the Company is unknown at this time. The financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company. Presently, the Company continuous to considering ways to apply its molecular robotic technology to address the COVID-19 pandemic.

On March 11, 2021, a Board Resolution was presented by the Board of Directors of the Company for the cancellation of the stock issuance to a consultant of 995,381 restricted common shares due to their failure to complete such endeavor to the satisfaction of the Company. The contract was signed on and restricted shares were issued August 31. 2020. The Company reversed the expense of $9,954.

On April 2, 2021, the Company signed a Master Agreement with Intrado Digital Media, LLC for 12 press releases distributed to the US and/or Canada National with unlimited words per release. This agreement is renewable at $6,000 per year.

In April 2021, the Company signed a consulting agreement with Aberdeen Equity (AE) to develop an outward campaign to generate indications of interest for funding on an eight-week period from the date of execution of this agreement. AE will also provide a website engineer to update all the Company’s data and its design. The contract terms state that the Company will issue AE 1,500,000 restricted shares of common stock and pay a cash bonus of 5% of funds raised up to $750,000.

As of April 14, 2021, no additional conversions have occurred, and no new convertible notes have been issued.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2021	GENETHERA, INC.

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

Signature	Title	Date

/s/ Antonio Milici	Chairman and Chief Executive Officer (Principal Executive Officer)	April 14, 2021
Antonio Milici, MD, PhD

/s/ Tannya L. Irizarry	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2021
Tannya L. Irizarry

/s/ Jeremiah Bartley	Director	April 14, 2021
Jeremiah Bartley, MD