Form 10-Q
period 2021-03-31
GENETHERA INC
filed 2021-05-12
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 25,571,255 shares of common stock issued and outstanding as of May 12, 2021.

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

Item 1. Financial Statements.

GeneThera, Inc.

March 31, 2021

GeneThera, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	1,022	1,022
Total current assets	1,022	1,022
Property and equipment
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(17,160)	(15,840)
Total property and equipment, net	9,240	10,560
Other assets - Deposit	-	-
TOTAL ASSETS	$10,262	$11,582

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$81,070	$81,070
Accrued expenses	6,936,018	6,798,920
Notes payable	25,800	25,800
Convertible notes payable, net of discount	54,500	54,500
Loan from shareholder	744,119	731,796

Total liabilities	7,841,507	7,692,086

Commitments and Contingencies	-	-
Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 Shares authorized, 0 shares issued and outstanding, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 25,571,255 and 24,071,255 shares issued and outstanding, respectively	25,571	24,071
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,529,776	23,475,776
Accumulated deficit	(31,466,202)	(31,259,962)
Total stockholders’ deficit of GeneThera, Inc.	(7,831,245)	(7,680,504)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,262	$11,582

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Expenses
General and administrative expenses	$86,775	$23,887
Payroll expenses	116,500	116,500
Depreciation	1,320	1,320
Total operating expenses	204,595	141,707
Loss from operations	(204,595)	(141,707)
Other expenses
Interest expense	(1,646)	(1,646)
	-	-
Total other expense	(1,646)	(1,646)
Other Income
	-	-
Total other Income	-	-
Net income (loss) before income taxes	(206,241)	(143,353)
Provision for income taxes	-	-
Net income (loss)	(206,241)	(143,353
Loss per common share - Basic and diluted	(0.01)	0.00
Weighted average common shares outstanding - Basic and diluted	24,105,588	35,902,602

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)

Three Months Ended March 31, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2020	-	$-	26,038,572	$26,039	24,071,255	$24,071	$23,475,776	$(31,259,962)	$53,572	$(7,680,504)
Stock issued to advisory					1,500,000	1,500	54,000			55,500
Net income	-	-	-	-	-	-	-	(206,241)	-	(206,241)
Balance at March 31, 2021	-	$-	26,038,572	$26,039	24,071,255	$25,571	$23,529,776	$(31,466,202)	$53,572	$(7,831,245)

Three Months Ended March 31, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2019	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,485,499)	$53,572	$(6,920,998)
Net Loss	-	-	-	-	-	-	-	(143,353)	-	(143,353
Balance at March 31, 2020	-	$-	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,628,852)	$53,572	$(7,064,351)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(206,241)	$(143,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Amortization of discount on debt	-	-
Depreciation and amortization	1,320	1,320
Shares issued for services	55,500	-
Changes in operating assets and liabilities:
Prepaids
Deposit	-	-
Fixed Assets	-	-
Accounts receivable - related parties	-	-
Accounts payable and accrued expenses - related parties	12,323	(4,102)
Accounts payable and accrued expenses	137,098	398,853
Net cash used in operating activities	-	(5,309)

Cash flows from investing activities
Purchase of Fixed Asset	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of stock	-	-
Proceeds from notes payable	-	-
Net advance from related parties	-	-
Proceeds from convertible notes	-	-
Net cash provided by financing activities	-	-

Net decrease (increase) in cash	-	(5,309)
Cash at the beginning of the year	-	5,309
Cash at the end of the year	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
March 31, 2021

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

Basis of Presentation – Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

Revenue recognition

There were no revenues as of March 31, 2021 and 2020, respectively.

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

The Company has no leased laboratory space and a month-to-month office space lease. No right of use asset and liability were recorded for this lease.

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

Shipping and handling costs were $0 and $0 for the nine months ended March 31, 2021 and 2020, respectively.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—“Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company has determined that there is currently no impact of the guidance on its consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $31,466,202 and negative working capital of $7,840,485 as of March 31, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Property and Equipment

As of March 31, 2021, the Company had a vehicle with a net book value of $9,240.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as March 31, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO and stockholder, amounting to $71,027 and $58,704 as March 31, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% interest in GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the three months ended March 31, 2021 and 2020, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $80 and $1,600, respectively.

The Company utilizes Elia Holding, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holding, LLC is controlled by Rene Irizarry related to the CFO. The Company made payments to Elia Holding, LLC in the amounts of $82 and $200, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Accrued officer salaries (see below)	$5,656,915	$5,338,900
Accrued interest	267,942	252,546
Other	1,011,161	1,207,474
	$6,936,018	$6,798,920

Note 6 – Convertible notes payable

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of March 31, 2021, and December 31, 2020, the total outstanding principal and interest is $54,500.

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

As of March 31, 2021, and December 31, 2020, the Company had 0 shares of Series A Preferred Stock issued and outstanding, respectively.

As of March 31, 2021, and December 31, 2020, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding, respectively.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 24,071,255 shares as of March 31, 2021 and December 31, 2020, respectively.

On March 18, 2021, the Company issued 1,500,000 restricted common shares to Venus Capital Fund, LLC for consulting services related to security and capital raise efforts. The Company recorded a consulting expense of $55,500.

Note 8 – Commitments

Employment Agreements

In 2017, the Company entered into five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $21,500 and $17,333 per month, respectively, and expires on January 31, 2022. The total accrued quarterly compensation for the periods ended March 31, 2021 and 2020 was $116,500, respectively.

Office Space Lease

The Company has a temporary office space on a month-to-month basis. No asset or liability has been recorded on the balance sheet.

On April 3, 2020, GeneThera entered into a preliminary agreement with Green RV Storage LLC for the purchase of a 16,000 square foot building located in the planned Northwest 36 Biotechnology Center in Broomfield, Colorado. The new state of the art facility will not be the Company administrative and R&D facility due to the owner’s failure in paying their mortgage obligations. The development is no longer scheduled to be completed in fall of 2021.

On March 9, 2021, the Company entered into a consulting agreement with Cumming Management Group, Inc. for project management services for our new administrative office and state-of-the-art laboratory building.

Note 9 – Subsequent events

The impact of COVID-19 on the Company is unknown at this time. The financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic.

As of March 31, 2021, no additional conversions of convertible notes have occurred, and no new convertible notes have been issued.

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

We have not generated significant operating revenue as of March 31, 2021. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2020.  For the three months ended March 31, 2021 and 2020, our operating losses were $206,241 and $143,353, respectively.  Our current liabilities exceeded current assets by $7,840,485 and $7,691,065 as of March 31, 2021 and December 31, 2020, respectively.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as March 31, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its CFO interim and stockholder, amounting to $71,027 and $58,704 as of March 31, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agency.  Michelle Torres Colón is the managing director with a 50% ownership and/or interest. Tannya Irizarry is a board member and also has a 50% ownership and/or interest. During the three months ended March 31, 2021, the Company paid GTI Corporate Transfer Agents, LLC $80.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

EMPLOYEES

As of March 31, 2021, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022. In consideration for his services, Dr. Milici will receive a base salary of $258,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion. As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work. We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022. Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum. There are no employee issues at this time. All accrued salaries have been deferred.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020

The company did not generate any revenue for the three months ended March 31, 2021 and 2020.

The company had total operating expenses of $204,595 for the three months ended March 31, 2021, compared to total operating expenses of $141,707 for the three months ended March 31, 2020, a decrease of $6,362 from the prior period.

We had a net loss of $206,241 compared to a net loss of $143,353 for the three months ended March 31, 2021 and 2020, respectively, resulting in an increase of $62,888 consisting mainly of stock-based consulting expense of $55,500.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had cash and cash equivalents of $0. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $31,466,202 and negative working capital of $7,840,485 as of March 31, 2021.

Our current cash balance is not sufficient to fund our business objectives and we will need significant additional capital over the next twelve months in order to fund our planned operations. Specifically, we intend to spend significant funds on completing our robotic prototype system, validating and testing our products, seeking necessary regulatory approvals and focusing on international expansion. We will attempt to raise capital through one or more private offerings of debt or equity securities or both. We may not be able to secure the financing that we believe is necessary to implement our strategic objectives and, even if additional financing is secured, we may not achieve our strategic objectives. As of the date of this report, we do not have any firm commitments from any investors for any additional funding.

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

We had total assets as of March 31, 2021 and 2020 of $10,262 and $11,582, respectively which included the vehicle and prepaid expenses of $10,262.

We had total liabilities of $7,841,507 as of March 31, 2021 which included $81,070 of accounts payable, $6,636,018 of accrued liabilities, and $824,419 of notes and loans payable and other liabilities.

No cash was provided by operating activities for the three months ended March 31, 2021. The net loss for the three months ended March 31, 2021 and 2020 was $206,241 and $143,353, respectively.

GOING CONCERN

It is estimated that we will require outside capital for the remainder of 2021 and 2022 for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. The Company is still in discussions with one or two groups to obtain financing through equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

The Company believes that there are no current lawsuits or litigation.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2021 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2021, the Company did not issue any unregistered securities.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2021.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	05/12/21
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	05/12/21
Tannya L Irizarry