Form 10-Q
period 2021-06-30
GENETHERA INC
filed 2021-08-16
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _________

 Commission File Number:

000-27237

GeneThera, Inc.

(Exact name of registrant as Specified in its Charter)

Nevada	65-0622463
(State or Other Jurisdiction of	(Internal Revenue Service
Incorporation or Organization)	Employer Identification Number)

3051 W. 105th Ave. #350251, Westminster,CO	80035
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(720)587-5100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 28,571,255 shares of common stock issued and outstanding as of August 16, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GeneThera, Inc.

June 30, 2021

GeneThera, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021
	(unaudited)	December 31, 2020
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	1,022	1,022
Total current assets	1,022	1,022
Property and equipment
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(18,480)	(15,840)
Total property and equipment, net	7,920	10,560
Other assets	-	-
TOTAL ASSETS	$8,942	$11,582

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$81,070	$81,070
Accrued expenses	7,054,721	6,798,920
Notes payable	25,800	25,800
Convertible notes payable, net of discount	54,500	54,500
Loan from shareholder	730,468	731,796
Total liabilities	7,946,559	7,692,087

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 28,571,255 and 24,071,255 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	28,571	24,071
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,706,776	23,475,776
Accumulated deficit	(31,752,575)	(31,259,962)
Total stockholders’ deficit of GeneThera, Inc.	(7,937,617)	(7,680,504)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$8,942	$11,582

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2021	2020	2021	2020

Expenses
General and administrative expenses	$166,906	$76,241	$253,681	$100,128
Payroll expenses	116,500	116,500	233,000	233,000
Depreciation	1,320	1,320	2,640	2,640
Total operating expenses	284,726	194,061	489,321	335,768
Loss from operations	(284,726)	(194,061)	(489,321)	(335,768)

Other expenses	(1,646)	(1,646)	(3,292)	(3,292)
Interest expense	-	-	-	-
Total other expense	(1,646)	(1,646)	(3,292)	(3,292)

Other Income	-	-	-	-
Total other Income	-	-	-	-
Net loss before income taxes	(286,372)	(195,707)	(492,613)	(339,060)
Provision for income taxes	-	-	-	-
Net loss	$(286,372)	$(195,707)	$(492,613)	$(339,060)
Loss per common share - Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average common shares outstanding - Basic and diluted	24,104,588	35,902,602	24,829,132	35,902,602

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Statements of Stockholders’ Deficit

June 30, 2021

(unaudited)

	Series B				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Stock to	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	be issued	Deficit	Deficit

Three Months ended June 30, 2021

Balance at March 31, 2021	26,038,572	$26,039	25,571,255	$25,571	$23,529,776	$53,572	$(31,466,203)	$(7,831,245)

Shares issued for advisory	-	-	3,000,000	3,000	177,000	-	-	180,000
Net loss	-	-	-	-	-	-	(286,372)	(286,372)

Balance at June 30, 2021	26,038,572	$26,039	28,571,255	$28,571	$23,706,776	$53,572	$(31,752,575)	$(7,937,617)

Three Months ended June 30, 2020

Balance at March 31, 2020	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$53,572	$(30,628,852)	$(7,064,351)

Net loss	-	-	-	-	-	-	(195,707)	(195,707)

Balance at June 30, 2020	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$53,572	$(30,824,559)	$(7,260,058)

Six Months ended June 30, 2021

Balance at December 31, 2020	26,038,572	$26,039	24,071,255	$24,071	$23,475,776	$53,572	$(31,259,962)	$(7,680,504)

Shares issued for advisory	-	-	4,500,000	4,500	231,000	-	-	235,500
Net loss	-	-	-	-	-	-	(492,613)	(492,613)
Balance at June 30, 2021	26,038,572	$26,039	28,571,255	$28,571	$23,706,776	$53,572	$(31,752,575)	$(7,937,617)

Six Months ended June 30, 2020

Balance at December 31, 2019	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$53,572	$(30,485,499)	$(6,920,998)

Net loss	-	-	-	-	-	-	(339,060)	(339,060)

Balance at June 30, 2020	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$53,572	$(30,824,559)	$(7,260,058)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2021 (unaudited)	2020 (unaudited)
Cash flows from operating activities
Net loss	$(492,613)	$(339,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Depreciation and amortization	2,640	2,640
Shares issued for services	235,500	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	(922)
Deposits	-	(3,000)
Accounts payable and accrued expenses - related parties	-	(6,448)
Accounts payable and accrued expenses	235,801	341,481
Net cash used in operating activities	1,328	(5,309)

Cash flows from investing activities
Purchase of Fixed Asset	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Increase (decrease) in loans to shareholders	(1,328)	-
Net cash provided by financing activities	1,328	-

Net decrease in cash	-	(5,309)
Cash at the beginning of the year	-	5,309
Cash at the end of the year	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
June 30, 2021

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

Fair Value of Financial Instruments

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

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

Revenue recognition

There were no revenues during the six months ended June 30, 2021 and 2020, respectively.

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

Shipping and handling costs were $0 and $0 for the six months ended June 30, 2021 and 2020, respectively

Recently issued accounting pronouncements

 In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $31,752,575 and negative working capital of $7,945,538 as of June 30, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Property and Equipment

As of June 30, 2021, the Company had a vehicle with a net book value of $7,920.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,092 as of June 30, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $57,377 and $58,704 as of June 30, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% of GTI Corporate Transfer Agents, LLC, and the Company’s transfer agency. During the six months ended June 30, 2021 and 2020, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $80 and $22,946, respectively.

On May 9, 2021 the Company issued 3,000,000 shares of common stock to a principal of GTI Corporate Transfer Agents, LLC of which an officer of the Company owns 50%. The Company recorded an expense of $180,000 based on the closing stock quote on the date of issuance.

The Company utilizes Elia Holdings, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holdings, LLC is controlled by Rene Irizarry, a related party. Costs incurred related to such services were $0 and $11,225 during the six-month periods ended June 30, 2021 and 2020, respectively.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Accrued officer salaries (see below)	$5,571,900	$5,338,900
Accrued interest	269,588	252,546
Other	1,213,233	1,207,474
	$7,054,721	$6,798,920

Note 6 – Convertible notes payable

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of June 30, 2021 and December 31, 2020, the total outstanding principal and interest is $54,500.

As of June 30, 2021, an analysis of the principal amount of convertible notes payable that have elected conversion into common stock amounted to $366,000. The Company’s transfer agent has been constrained in its efforts to issue the common stock for these convertible notes due to the noncompliance of the Company’s filing requirements. The Company has ceased accruing interest on these convertible notes but continues to accrue interest on the remaining convertible notes of $54,500. The convertible notes that have elected conversion without the stock being issued have been included in ‘Accrued liabilities’ on the Balance Sheet.

No holders of convertible notes payable elected conversion to common stock during the six months ended June 30, 2021.

Note 7 – Shareholders’ equity

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock, $.001 par value, and 30,000,000 shares of Series B Preferred Stock, $.001 par value.

As of June 30, 2021 and December 31, 2020, the Company had 0 shares Series A Preferred Stock issued and outstanding respectively.

As of June 30, 2021 and December 31, 2020, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding respectively.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 28,571,255 and 24,071,255 shares of common stock as of June 30, 2021 and December 31, 2020, respectively.

On March 18, 2021, the Company issued 1,500,000 restricted common shares to Venus Capital Fund, LLC for consulting services related to security and capital raise efforts. The Company recorded a consulting expense of $55,500.

On May 9, 2021 the Company issued 3,000,000 restricted shares of common stock to a principal of GTI Corporate Transfer Agents, LLC of which an officer of the Company owns 50%. The Company recorded an expense of $180,000 based on the closing stock quote on the date of issuance.

Note 8 – Commitments

Employment Agreements

In 2017, the Company entered into five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $21,500 and $17,333 per month, respectively, and expires on January 31, 2022.

Office Space Lease

The Company has a temporary office space at 3051 W 105th Ave. #350251, in Westminster, CO as of June 30, 2021. The lease term does not warrant the establishment of a right of use asset or liability. No asset or liability has been recorded on the balance sheet.

Note 9 – Subsequent events

The impact of COVID-19 on the Company is unknown at this time. The financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Presently, the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic

As of June 30, 2021, no additional conversions of convertible notes have occurred, and no new convertible notes have been issued.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTOINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2020.  For the six months ended June 30, 2021 and 2020, our operating losses were $492,613 and $339,06, respectively.  Our current liabilities exceeded current assets by $7,945,538 and $7,276,258 as of June 30, 2021 and December 31, 2020, respectively.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,092 as of June 30, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its CFO interim and stockholder, amounting to $57,377 and $58,704 as of June 30, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agency.  Michelle Torres Colón is the managing director with a 50% ownership and/or interest. Tannya Irizarry is a board member and also has a 50% ownership and/or interest. During the six months ended June 30, 2021, the Company paid GTI Corporate Transfer Agents, LLC $80. The Company issued to Ms. Colon 3,000,000 restricted shares of common stock and recognized consulting expense of $180,000 during the period based on the market price of the stock as of the date of issuance.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

EMPLOYEES

As of June 30, 2021, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022.  In consideration for his services, Dr. Milici will receive a base salary of $258,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum.   There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 and 2020

The company did not generate any revenue for the three months ended June 30, 2021 and 2020.

The company had total operating expenses of $284,726 for the three months ended June 30, 2021, compared to total operating expenses of $194,061 for the three months ended June 30, 2020, an increase of $90,665 from the prior period. The increase is due in part to the recognition of stock-based compensation categorized as consulting fees.

We had a net loss of $492,613 and $195,707 for the three months ended June 30, 2021 and 2020, respectively, resulting in an increase of $296,906 from the prior period due to the recognition of stock-based compensation categorized as consulting fees.

FOR THE SIX MONTHS ENDED JUNE 30, 2021 and 2020

The company did not generate any revenue for the six months ended June 30, 2021 and 2020.

The company had total operating expenses of $489,321 for the six months ended June 30, 2021, compared to total operating expenses of $335,768 for the six months ended June 30, 2020, an increase of $153,553 from the prior period. The increase is a result of the recognition of stock-based expenses categorized as consulting fees.

We had a net loss of $492,613 and $339,060 for the six months ended June 30, 2021 and 2020, respectively, an increase of $153,553 from the prior period due to the recognition of stock-based expenses categorized as consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had cash and cash equivalents of $0. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $31,752,575 and negative working capital of $7,945,538 as of June 30, 2021.

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

Our longer-term working capital and capital requirements will depend upon numerous factors, including revenue and profit generation, pre-clinical studies and clinical trials, the timing and cost of obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, collaborative arrangements. Additional capital will be required in order to attain such goals. Such additional funds may not become available on acceptable terms, and we cannot give assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of August 16, 2021, the Company issued no new securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6:	Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2021.

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

Signature	Title	Date
/s/ Antonio Milici	President, Director	08/16/2021
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	08/16/2021
Tannya L Irizarry