Form 10-Q
period 2021-09-30
GENETHERA INC
filed 2021-11-15
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 28,571,255 shares of common stock issued and outstanding as of September 30, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GeneThera, Inc.

September 30, 2021

GeneThera, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	1,022	1,022
Total current assets	1,022	1,022
Property and equipment
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(19,800)	(15,840)
Total property and equipment, net	6,600	10,560
Other assets	-	-
TOTAL ASSETS	$7,622	$11,582

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$81,070	$81,070
Accrued expenses	7,172,865	6,798,920
Notes payable	25,800	25,800
Convertible notes payable, net of discount	58,000	54,500
Loan from shareholder	720,969	731,796
Total liabilities	8,064,704	7,692,087

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 30,971,255 and 24,071,255 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	30,971	24,071
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,834,776	23,475,776
Accumulated deficit	(31,996,440)	(31,259,962)
Total stockholders’ deficit of GeneThera, Inc.	(8,051,082)	(7,680,504)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$7,622	$11,582

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Expenses
General and administrative expenses	$124,440	$154,900	$378,081	$255,028
Payroll expenses	116,500	116,500	349,500	349,500
Depreciation	1,320	1,320	3,960	3,960
Total operating expenses	242,220	272,720	731,541	608,488
Loss from operations	(242,220)	(272,720)	(731,541)	(608,488)

Other expenses	(1,646)	(1,646)	(4,938)	(4,938)
Interest expense	-	-	-	-
Total other expense	(1,646)	(1,646)	(4,938)	(4,938)

Other Income	-	-	-	-
Total other Income	-	-	-	-
Net loss before income taxes	(243,866)	(274,366)	(736,479)	(613,426)
Provision for income taxes	-	-	-	-
Net loss	$(243,866)	$(274,366)	$(736,479)	$(613,426)
Loss per common share - Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average common shares outstanding - Basic and diluted	27,756,635	35,902,602	25,352,148	36,030,002

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Statements of Stockholders’ Deficit

September 30, 2021

(unaudited)

	Series B				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Stock to	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	be issued	Deficit	Deficit

Three Months ended September 30, 2021

Balance at June 30, 2021	26,038,572	$26,039	27,571,255	$27,571	$23,633,376	$53,572	$(31,752,575)	$(8,012,017)
Common stock issued on the conversion of notes payable			200,000	200	5,800			6,000
Common stock issued for advisory			3,200,000	3,200	195,600			198,800

Net loss							(243,866)	(243,866)

Balance at September 30, 2021	26,038,572	$26,039	30,971,255	$30,971	$23,834,776	$53,572	$(31,996,440)	$(8,051,082)

Three Months ended September 30, 2020

Balance at June 30, 2020	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$53,572	$(30,824,559)	$(7,260,059)

Net loss							(274,366)	(274,366)

Balance at September 30, 2020	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$53,572	$(31,098,925)	$(7,534,425)

Nine Months ended September 30, 2021

Balance at December 31, 2020	26,038,572	$26,039	24,071,255	$24,071	$23,475,776	$53,572	$(31,259,962)	$(7,680,504)

Shares issued for advisory			6,900,000	6,900	359,000			365,900
Net loss							(736,479)	(736,479)
Balance at September 30, 2021	26,038,572	$26,039	30,971,255	$30,971	$23,834,776	$53,572	$(31,996,440)	$(8,051,082)

Nine Months ended September 30, 2020

Balance at December 31, 2019	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$53,572	$(30,485,499)	$(6,920,998)

Net loss							(613,426)	(613,426)

Balance at September 30, 2020	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$53,572	$(31,098,925)	$(7,534,425)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(736,479)	$(613,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares cancelled	-	26,790
Depreciation and amortization	3,960	3,960
Shares issued for services	359,900	(11,833)
Changes in operating assets and liabilities:
Prepaid Expenses	-	(12,323)
Deposits	-	-
Accounts payable and accrued expenses - related parties	-	(31,556)
Accounts payable and accrued expenses	373,945	633,080
Net cash used in operating activities	1,327	(5,309)

Cash flows from investing activities
Purchase of Fixed Asset	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Increase (decrease) in loans to shareholders	(10,827)	-
Proceeds from convertible notes	9,500	-
Net cash provided by financing activities	$(1,327)	$-

Net decrease in cash	-	(5,309)
Cash at the beginning of the year	$-	$5,309
Cash at the end of the year	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
September 30, 2021

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and nature of operations and summary of significant accounting policies

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

Revenue recognition

There were no revenues during the nine months ended September 30, 2021 and 2020, respectively.

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

Shipping and handling costs were $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $31,996,440 and negative working capital of $8,057,682 as of September 30, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 - Property and Equipment

As of September 30, 2021, the Company had a vehicle with a net book value of $6,600.

Note 4 - Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,092 as of September 30, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $47,877 and $58,704 as of September 30, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% of GTI Corporate Transfer Agents, LLC, and the Company’s transfer agency. During the nine months ended September 30, 2021 and 2020, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $80 and $22,946, respectively.

On May 9, 2021 the Company issued 2,000,000 shares of restricted common stock to a principal of GTI Corporate Transfer Agents, LLC of which an officer of the Company owns 50%. The Company recorded an expense of $105,600 based on the closing stock quote on the date of issuance.

On September 13, 2021 the Company issued 3,000,000 shares of restricted common stock to a principal of GTI Corporate Transfer Agents, LLC of which an officer of the Company owns 50%. The Company recorded an expense of $185,400 based on the closing stock quote on the date of issuance.

The Company utilizes Elia Holdings, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holdings, LLC is controlled by Rene Irizarry, a related party. Costs incurred related to such services were $0 and $11,225 during the nine-months ended September 30, 2021 and 2020, respectively.

Note 5 - Accrued expenses

The Company’s accrued expenses consisted of the following:

Schedule of Accrued Expenses

	September 30, 2021	December 31, 2020
Accrued officer salaries (see below)	$5,842,123	$5,338,900
Accrued interest	97,248	252,546
Other	1,233,494	1,207,474
Accrued expenses	$7,172,865	$6,798,920

Note 6 - Convertible notes payable

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of September 30, 2021 and December 31, 2020, the total outstanding principal and interest is $54,500.

As of September 30, 2021, an analysis of the principal amount of convertible notes payable that have elected conversion into common stock amounted to $366,000. The Company’s transfer agent has been constrained in its efforts to issue the common stock for these convertible notes due to the noncompliance of the Company’s filing requirements. The Company has ceased accruing interest on these convertible notes but continues to accrue interest on the remaining convertible notes of $54,500. The convertible notes that have elected conversion without the stock being issued have been included in ‘Accrued liabilities’ on the Balance Sheet.

On August 2, 2021, a convertible note was issued in the amount of $3,500. The convertible note bears interest at 8% as is due six months from the issue date.

Note 7 - Shareholders’ equity

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock, $.001 par value, and 30,000,000 shares of Series B Preferred Stock, $.001 par value.

As of September 30, 2021 and December 31, 2020, the Company had 0 shares Series A Preferred Stock issued and outstanding respectively.

As of September 30, 2021 and December 31, 2020, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding respectively.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 30,971,255 and 24,071,255 shares of common stock as of September 30, 2021 and December 31, 2020, respectively.

On March 18, 2021, the Company issued 1,500,000 restricted common shares to Venus Capital Fund, LLC for consulting services related to security and capital raise efforts. The Company recorded a consulting expense of $55,500.

On May 20, 2021, the Company issued 2,000,000 restricted shares of common stock to a principal of GTI Corporate Transfer Agents, LLC of which an officer of the Company owns 50%. The Company recorded an expense of $105,600 based on the closing stock quote on the date of issuance.

On August 6, 2021, a convertible note was issued in the amount of $3,000. This individual immediately provided the notice of conversion. The Company issued 100,000 shares of common stock upon the conversion.

Also, on August 6, 2021, a convertible note was issued in the amount of $3,000. This individual immediately provided the notice of conversion. The Company issued 100,000 shares of common stock upon the conversion.

On September 13, 2021, the Company issued 3,000,000 restricted shares of common stock to a principal of GTI Corporate Transfer Agents, LLC of which an officer of the Company owns 50%. The Company recorded an expense of $185,400 based on the closing stock quote on the date of issuance.

On September 21, 2021, a stock certificate was issued to a director as compensation for services rendered in the amount of 200,000 shares of restricted common stock. The Company recorded an expense of $13,400 based on the closing stock quote on the date of issuance.

Note 8 - Commitments

Employment Agreements

In 2017, the Company entered into five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $21,500 and $17,333 per month, respectively, and expires on January 31, 2022.

Office Space Lease

The Company has a temporary office space at 3051 W 105th Ave. #350251, in Westminster, CO as of September 30, 2021. The lease term does not warrant the establishment of a right of use asset or liability. No asset or liability has been recorded on the balance sheet.

Note 9 - Subsequent events

The impact of COVID-19 on the Company is unknown at this time. The financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Presently, the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic

On November 6, 2021, a stock certificate was issued to a director as compensation for services rendered in the amount of 200,000 shares of restricted common stock.

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

We have not generated significant operating revenue as of September 30, 2021. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2020.  For the nine months ended September 30, 2021 and 2020, we had net losses were $736,479 and $613,426, respectively.  Our current liabilities exceeded current assets by $8,057,682 and $7,276,258 as of September 30, 2021 and December 31, 2020, respectively.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,092 as of September 30, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its CFO interim and stockholder, amounting to $47,877 and $58,704 as of September 30, 2021 and December 31, 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agency.  Michelle Torres Colón is the managing director with a 50% ownership and/or interest. Tannya Irizarry is a board member and also has a 50% ownership and/or interest. During the nine months ended September 30, 2021, the Company paid GTI Corporate Transfer Agents, LLC $80. The Company issued to Ms. Colon 5,000,000 restricted shares of common stock and recognized consulting expense of $290,100 during the period based on the market price of the stock as of the date of issuance.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

EMPLOYEES

As of September 30, 2021, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2022.  In consideration for his services, Dr. Milici will receive a base salary of $258,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2022.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum.   There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

The company did not generate any revenue for the three months ended September 30, 2021 and 2020.

The company had total operating expenses of $242,220 for the three months ended September 30, 2021, compared to total operating expenses of $272,720 for the three months ended September 30, 2020, an increase of $30,500 from the prior period. The increase is due in part to the recognition of stock-based compensation categorized as consulting fees.

We had a net loss of $243,866 and $274,366 for the three months ended September 30, 2021 and 2020, respectively, decreasing from the prior period due to a reduction in general and administrative expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

The company did not generate any revenue for the nine months ended September 30, 2021 and 2020.

The company had net losses of $736,479 for the nine months ended September 30, 2021, compared to 613,426 for the nine months ended September 30, 2020. The increase is a result of the recognition of stock-based expenses categorized as consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had cash and cash equivalents of $0. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $31,996,440 and negative working capital of $8,057,682 as of September 30, 2021.

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

As of November 15, 2021, the Company issued no new unregistered securities.

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

__________

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2021.

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

Signature	Title	Date

/s/ Antonio Milici	President, Director	11/15/2021
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	11/15/2021
Tannya L Irizarry

