Form 10-K
period 2021-12-31
GENETHERA INC
filed 2022-04-14
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $620,312 based on the closing price of $0.03 on the same day.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of April 13, 2022, was 34,083,319.

Documents incorporated by reference: NONE

FORM 10-K

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

Employees

We had a total of two full-time employees as of December 31, 2021. No changes in full-time employees have occurred subsequently. None of our employees is represented by a collective bargaining unit.

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

Our independent auditors have indicated in their report on our audited consolidated financial statements as of December 31, 2021, which are included in this report, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. As of this Annual Report on Form 10-K, the circumstances have not been changed, and therefore, the aforementioned going concern situation remains current. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors and potentially be available for distribution to shareholders in the event of liquidation.

We need to raise additional capital in 2022 to continue operations. If we fail to obtain additional financing, we would be forced to delay the development of our MORAP or liquidate the Company.

We are a development stage company with limited operating history. We will need significant, additional capital to continue development of the molecular robotic/AI laboratory platform and to develop diagnostic assays and vaccine product candidates. As of December 31, 2021, we had cash and cash equivalents (excluding restricted cash) of $0 and negative working capital of $8,058,772.

Based on our current operating plan, we don’t expect that our existing cash and cash equivalents as of December 31, 2021, will enable us to maintain our operating expenses in 2022. We will need to raise additional capital in 2022 to execute our current operating plan. Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to operate our business, including our ability to develop and commercialize our product candidates.

We cannot guarantee that additional capital will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital, when required in 2022 or thereafter in the future, or on acceptable terms, we may be required to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any properties. We have a temporary lease for office space.

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

	High	Low
Year Ended December 31, 2020:
First Quarter	$0.02000	$0.00350
Second Quarter	0.01197	0.00150
Third Quarter	0.11000	0.00820
Fourth Quarter	0.03000	0.00600

Year Ended December 31, 2021:
First Quarter	$0.05850	$0.01210
Second Quarter	0.47000	0.02510
Third Quarter	0.13880	0.02000
Fourth Quarter	0.08900	0.03100

Holders of our Common Stock

As of December 31, 2021, there were approximately 286 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2021.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There were no purchases of our common stock by us or on our behalf, or by or on behalf of any of our affiliates, during the year ended December 31, 2021.

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

We do not manufacture any products. We do not intend to establish a manufacturing facility to manufacture any products that we may develop anywhere in the world. Our unique approach to the testing for zoonotic diseases allows us to begin commercialization of our diagnostic tests without the need for a long and enduring approval process from the USDA. USDA approval will be required for commercialization of animal vaccines. However, it is our intention not to seek, in the foreseeable future, any approval either from the USDA or the U.S. Food & Drug Administration for any of the products we develop both, diagnostic or therapeutic. Our commercial laboratories will require a validation study to be performed to demonstrate the effectiveness of the system. Validation studies will be performed according to each country’s guidelines. We had a total of two full-time employees as of December 31, 2021.

Liquidity and Capital Resources – Going Concern

As of December 31, 2021, we had no cash and cash equivalents. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $32,271,446 and negative working capital of $8,177,968 as of December 31, 2021.

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

Capital Expenditures and Resources

Our operations require capital expenditures primarily for lab equipment and software development. Capital expenditures for the years ended December 31, 2021 and 2020 were $0, respectively.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Expenses
General and administrative expenses	$543,261	$274,611
Payroll expenses	466,000	466,000
Total operating expenses	1,009,261	740,611
Loss from operations	(1,009,261)	(740,611)
Other income (expenses)
Interest (expense)	(2,224)	(33,852)
Proceeds from settlement	-	-
Total other income (expense)	(2,224)	(33,852)
Net loss before income taxes	(1,011,485)	(774,463)
Provision for income taxes	-	-
Net loss	$(1,011,485)	$(774,463)

Revenue. We did not generate any revenue for the years ended December 31, 2021 or December 31, 2020.

General and administrative expenses. Our general and administrative expenses consist primarily of office lease, overhead, insurance, professional advisor fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $268,650 to $543,261 for the year ended December 31, 2021 from $274,611 for the year ended December 31, 2020. Such increase was primarily due to increased professional and consulting fees paid by the issuance of common stock in the amount of $509,900.

Payroll expenses. Our payroll expenses include employee salaries and bonuses plus related payroll taxes. Our accrued payroll expenses were $ 466,000 for the years ended December 31, 2021 and 2020 and represent accrued salaries to the officers per their employment agreements.

The entire amount of accrued payroll expense incurred in 2021 and 2020 was deferred due to lack of funds.

Total other expenses. We had $2,224 and $33,852 in interest expenses for the years ended December 31, 2021 and 2020, respectively. The amounts for both years relate to accrued interest expense on related party and other notes payable.

Net loss. The Company incurred net losses of $1,011,485 and $774,463 for the years ended December 31, 2021 and 2020, respectively, due mainly to the accrual of officer compensation expense and the payments of professional and consulting fees with the issuance of common stock valued at $509,900.

Summary of Cash Flow

For the year ended December 31, 2021 the net cash used in operating activities was $8,573 compared to $5,309 for the year ended December 31, 2020. The Company recorded professional services of $509,900 ($0 for 2020) in exchange for common stock and showed an increase in accrued liabilities of $487,732 for the year ended December 31, 2021.

The net loss incurred for the year ended December 31, 2020 was offset in part due an increase in accrued liabilities of $759,921, a decrease in accrued expenses – related parties of $9,982 and the cancelation of common shares of $14,956.

The Company received $9,500 in proceeds from loans payable during the year ended December 31, 2021. No proceeds from financing activities were received in 2020.

Contractual Obligations and Commitments

There were no contractual obligations or commitments of any kind.

Convertible Notes

In previous years we borrowed money from investors and issued convertible notes due on demand and bearing interest at an annual rate of 8%. The notes are convertible into shares our common stock at a conversion price of $0.01 to $0.05 per share. As of December 31, 2021 and 2020, the outstanding aggregate principal and interest on these notes was $54,500, respectively.

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

On August 2, 2021 a convertible note was issued in the amount of $3,500. The convertible note bears interest at 8% as is due six months from the issue date.

On September 13, 2021 the Company issued 200,000 shares of common stock upon conversion of convertible notes of $6,000.

On November 6, 2021 the Company issued 112,064 shares of common stock upon conversion of a convertible note of $3,400.

Related Party Loans

From time to time, certain directors, officers and stockholders have made loans to the Company.

As of December 31, 2021 and 2020, the Company has outstanding loan payables to Dr. Antonio Milici, its Chairman, Chief Executive Officer and principal stockholder, in the amount of $679,783, respectively. This loan is unsecured, due on demand, and bears interest at 2.41%.

As of December 31, 2021 and 2020, the Company has outstanding loan payables to Tannya Irizarry, its Chief Administrative Officer and stockholder, in the amounts of $47,877 and $58,704, respectively. This loan is unsecured, due on demand, and bears interest at 8%.

On December 11, 2021 the Company entered into a convertible loan agreement with a director and received $6,500 bearing interest at 8% and is due in six months. The note holder may convert the note into restricted shares of common stock at a conversion price of $0.03 per share.

Capital Expenditures

The Company’s fixed assets consist of a vehicle purchased in 2017 in the amount of $26,400 with a net book value of $5,280 as of December 31, 2021.

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

Property and Equipment, Net.

Property and equipment consist primarily of office and laboratory equipment, leasehold improvements, vehicle, and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from three to seven years. The Company has one vehicle recorded in property and equipment with a net book value of $5,280 as of December 31, 2020.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2020, our internal control over financial reporting was not effective due to the following material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of December 31, 2021:

Name	Age	Position
Antonio Milici	67	Chairman of the Board, Chief Executive Officer and Chief Scientific Officer
Tannya L. Irizarry	63	Chief Administrative Officer and Interim Chief Financial Officer
Jeremiah Bartley	67	Director
Winnie Ann Bartley	66	Director

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

Winnie Ann Bartley. Mrs. Bartley has served as a member of our board of directors since December 11, 2021. Mrs. Bartley is married to our board member, Dr. Bartley.

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

Dr. Jeremiah Bartley and Ms. Winnie Ann Bartley are married.

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

31

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information concerning all compensation awarded to, earned by or paid to the named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, or who earned compensation exceeding $100,000 during fiscal year 2021, for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Antonio Milici, Chief Executive Officer	2021	258,000	-	258,000
	2020	258,000	-	258,000
Tannya L. Irizarry, Interim Chief Financial Officer	2021	208,000	-	208,000
	2020	208,000	-	208,000

On January 8, 2017 we entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as the Chief Executive Officer and Chief Scientific Officer of the Company through January 31, 2022. The Company renewed the contract in January 2022 with essentially the same terms. Unless either party provides notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two-year period. In consideration for his services, Dr. Milici receives a base salary of $258,000 per annum, plus $90,000 Series B Preferred Stock annually. We also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time we have net income of at least $2,000,000 dollars each year based on performance. In addition, we agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. We are also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. However, during deferred salary, we are obligated to accrue deferred tax debt in our balance sheet. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $90,000 worth of Series B Preferred Stock in 2021 or 2020 as the Company did not have enough authorized shares of Series B Preferred stock. For the years ended December 31, 2020 and 2019, all salary was deferred. The Company renewed the contract in January 2022 with essentially the same terms.

On January 8, 2017 we entered into an employment agreement with Tannya L. Irizarry to serve as the Chief Administrative Officer and Interim Chief Financial Officer of the Company through January 31, 2022. The Company renewed the contract in January 2022 essentially the same terms. Unless either party provides notice to terminate the agreement at least thirty days prior to expiration of the agreement, the agreement will automatically be extended for an additional two-year period. In consideration for her services, Ms. Irizarry receives a base salary of $208,000 per annum, plus $45,000 worth of Series B Preferred Stock annually. We also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time we have net income of at least $2,000,000 dollars each year based on performance. In addition, we agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. We are also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. However, during deferred salary, we are obligated to accrue deferred tax debt in its balance sheet. Ms. Irizarry is also entitled to a leased Company vehicle of her selection. At the end of aforementioned lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $45,000 worth of Series B Preferred Stock in 2021 or 2020 as the Company did not have enough authorized shares of Series B Preferred stock. For the years ended December 31, 2021 and 2020, all salary was deferred. The Company renewed the contract in January 2022 with essentially the same terms.

Outstanding Equity Awards Value at Fiscal Year-End

There were no unexercised options or unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

Director Compensation

On September 21, 2021 Dr. Jeremiah Bartley of our board of directors received 200,000 restricted shares of common stock for services as a director. The Company recognized an expense in the amount of $13,400.

On December 3, 2021 Dr. Jeremiah Bartley of our board of directors received 1,000,000 restricted shares of common stock for services as a director. The Company recognized an expense in the amount of $50,000.

On December 3, 2021 Mrs. Winnie Ann Bartley of our board of directors received 1,000,000 restricted shares of common stock for services as a director. The Company recognized an expense in the amount of $50,000.

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

	Amount of Beneficial Ownership(1)			Percent of	Percent of
		Series B	Percent	Series B	Total
	Common	Preferred	of Common	Preferred	Voting
Name and Address of Beneficial Owner	Stock	Stock	Stock(2)	Stock(4)	Stock(5)
Antonio Milici (6)	1,812,797	17,559,593	5.8%	67.0%	63.6%
Tannya L. Irizarry (7)	1,425,033	8,478,979	4.6%	33.0%	30.8%
Jeremiah Bartley	1,412,064	-	*	*	*
Winnie Ann Bartley	1,000,000	-	*	*	*
All directors and officers as a group (3 persons named above)	5,650,434	26,038,572	11.4%	100.0%	94.8%
Other (8)(9)

*	Less than 1%

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

(2)	Based on 34,083,319 shares of common stock outstanding as of December 31, 2021.

(3)

It was based on 10,350 shares of Series A Convertible Preferred Stock, which were cancelled as of December 31, 2019. Shares of Series A Convertible Preferred Stock were, upon the occurrence of certain events, convertible into shares of common stock on the basis of 400 shares of common stock for each share of Series A Preferred Stock. Holders of Series A Convertible Preferred Stock would have voted with the holders of common stock on all matters on an as converted to common stock basis. As of December 31, 2021, all shares were cancelled, and there were no issued and outstanding shares of Series A Convertible Preferred Stock.

(4)

Based on 26,038,572 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2021. Shares of Series B Convertible Preferred Stock are, upon the occurrence of certain events, convertible into shares of common stock on the basis of 10 shares of common stock for each share of Series B Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to 20 votes per share and vote with the holders of common stock on all matters.

34

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as of December 31, 2021 and 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $47,877 and $58,704 as December 31, 2021 and 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% of GTI Corporate Transfer Agents, LLC, (“GTICTA”) the Company’s transfer agent. During the years ended December 31, 2021 and 2020, the Company made payments to GTICTA in the amounts of $80 and $29,723, respectively. In 2021 the Company issued 5,000,000 shares of its common stock to GTICTA and recorded an expense of $291,000.

The Company utilizes Elia Holdings, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holdings, LLC is controlled by Ms. Irizarry’s relative. Costs incurred related to such services were $0 and $11,749 during the years December 31, 2021 and 2020, respectively.

On December 11, 2021 the Company entered into a convertible loan agreement with a director and received $6,500 bearing interest at 8% and is due in six months. The note holder may convert the note into restricted shares of common stock at a conversion price of $0.03 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors’ Fees

The following is a summary of the fees billed to us by our principal accountants during the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit Fees	$15,000	$35,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Accounting Fees	-	-
TOTAL	$15,000	$35,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on this Form 10-K:

(1)	Financial Statements. The financial statements required by this item are set forth beginning at F-1 of this Annual Report on this Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.

(3)	Exhibits: See Item 15(b) below.

(b)	Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†	Executive Compensation Plan or Agreement

ITEM 16. FORM 10-K SUMMARY

None.

FINANCIAL STATEMENTS

F-1

GENETHERA, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GeneThera Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GeneThera Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2021, the Company had an accumulated deficit of approximately $32,271,000 and may experience losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Manchester, VT

April 13, 2022

GeneThera, Inc.
Consolidated Balance Sheets
December 31,

	2021	2020
ASSETS
Current assets
Prepaid expenses	$1,022	$1,022
Total current assets	1,022	1,022
Office and laboratory equipment and leasehold improvements	-	-
Automobile & trucks	26,400	26,400
Less: Accumulated depreciation	(21,120)	(15,840)
Total property and equipment, net	5,280	10,560
Other assets - deposit	-	-
TOTAL ASSETS	$6,302	$11,582

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$81,070	$81,070
Accrued expenses	7,286,651	6,798,920
Notes payable	25,800	25,800
Convertible notes payable, net of discount	64,500	54,500
Loan from shareholder	720,969	731,796
Total liabilities	8,178,990	7,692,087

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 34,083,319 and 24,071,255 shares issued and outstanding, respectively	34,083	24,071
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,985,064	23,475,776
Accumulated deficit	(32,271,446)	(31,259,962)
Total stockholders’ deficit of GeneThera, Inc.	(8,172,688)	(7,680,504)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$6,302	$11,582

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2021	2020
Expenses
General and administrative expenses	$543,261	$274,611
Payroll expenses	466,000	466,000
Total operating expenses	1,009,261	740,611
Loss from operations	(1,009,261)	(740,611)
Other expenses
Interest expense	(2,224)	(33,852)
Proceeds from settlement	-	-
Total other expense	(2,224)	(33,852)
Other income
Gain recognized on write off of liabilities	-	-
Total other income	-	-
Net loss before income taxes	(1,011,485)	(774,463)
Provision for income taxes	-	-
Net loss	$(1,011,485)	$(774,463)

Loss per common share - basic and diluted	$(0.04)	$(0.04)
Weighted average common shares outstanding - basic and diluted	25,352,148	20,310,149

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.

Consolidated Statement of Stockholders’ Deficit December 31, 2021

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stock to	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	be issued	Deficit

Balance at December 31, 2019	26,038,572	$26,039	35,902,602	$35,904	$23,448,986	$(30,485,499)	$53,572	$(6,920,998)
Canceled shares			(13,426,728)	(13,427)	13,427	-	-	-
Stock issued to director			100,000	100	4,900	-	-	5,000
Stock issued to consultant			995,381	995	8,959	-	-	9,954
Stock certificate reissued			500,000	500	(500)	-	-	-
				(1)	4			3
Net loss						(774,463)		(774,463)
Balance at December 31, 2020	26,038,572	$26,039	24,071,255	$24,071	$23,475,776	$(31,259,962)	$53,572	$(7,680,504)
								-
Stock issued to directors			2,312,064	2,312	114,488	-	-	116,800
Stock issued to consultant			2,500,000	2,500	103,000	-	-	105,500
Stock issued to transfer agent			5,000,000	5,000	286,000	-	-	291,000
Stock issued conversion of note			200,000	200	5,800	-	-	6,000
						1		1
Net loss						(1,011,485)		(1,011,485)
Balance at December 31, 2021	26,038,572	$26,039	34,083,319	$34,083	$23,985,064	$(32,271,446)	$53,572	$(8,172,688)

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities

Net loss	$(1,011,485)	$(774,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	5,280	5,280
Shares issued for services	509,900	-
Extinguishment of liabilities	-	-
Shares canceled	-	14,956
Changes in operating assets and liabilities:
Deposit	-	-
Prepaid and other assets	-	(1,022)
Accounts payable and accrued expenses - related parties	-	(9,982)
Accounts payable and accrued expenses	487,732	759,921
	-	-
Net cash provided by (used in) operating activities	(8,573)	(5,309)

Cash flows from investing activities
Purchase of fixed asset	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of convertible note	16,000	-
Proceeds from issuance of common stock	3,400	-
Decrease in loans to shareholders	(10,827)	-
Net cash provided by financing activities	8,573	-

Net (decrease) increase in cash	-	(5,309)
Cash at the beginning of the year	-	5,309
Cash at the end of the year	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
	$-	$-
Cancellation of common stock shares	$-	$26,790

See accompanying notes to the consolidated financial statements.

GeneThera, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

Revenue Recognition

There were no revenues during the years ended December 31, 2021 and 2020.

The Company’s policy is to record revenues in accordance with ASC 606 – Revenues from Contracts with Customers for revenue recognition. The Company considers revenue realized or realizable and earned when all the following criteria are met:

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

Leases

The Company accounts for leases in accordance with ASC 842 – Leases. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Non-lease components are accounted for separately from the fixed lease component for all leases. Most of the Company’s leases do not provide an implicit rate that can readily be determined. Therefore, the applied discount rate is based on the Company’s incremental borrowing rate, which is determined using its credit rating and other information available as of the commencement date and is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Lease terms may include options to renew, which the Company factors into the determination of the lease term when it is reasonably certain that the Company will exercise that option. The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

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

Shipping and handling costs were $0 and $0 for the years ended December 31, 2021 and 2020, respectively.

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $32,271,446 and negative working capital of $8,177,968 as of December 31, 2021. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Accrued Expenses

The following is the breakdown of the Company’s accrued expenses as of December 31, 2021 and 2020:

	2021	2020
Accrued officer salaries	$5,958,623	$5,338,900
Accrued interest	94,534	252,546
Accrued expenses- other	1,233,494	1,207,474
Total accrued expenses	$7,286,651	$6,798,920

Note 4 – Related Party Transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as of December 31, 2021 and 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $47,877 and $58,704 as December 31, 2021 and 2020, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% of GTI Corporate Transfer Agents, LLC, (“GTICTA”) the Company’s transfer agent. During the years ended December 31, 2021 and 2020, the Company made payments to GTICTA in the amounts of $80 and $29,723, respectively. In 2021 the Company issued 5,000,000 shares of its common stock to GTICTA and recorded an expense of $291,000.

On December 11, 2021 the Company entered into a convertible loan agreement with a director and received $6,500 bearing interest at 8% and is due in six months. The note holder may convert the note into restricted shares of common stock at a conversion price of $0.03 per share.

The Company utilizes Elia Holdings, LLC for construction and other maintenance services to maintain the Company’s office and lab space. Elia Holdings, LLC is controlled by Ms. Irizarry’s relative. Costs incurred related to such services were $0 and $11,749 during the years December 31, 2021 and 2020, respectively.

Note 5 – Convertible Notes Payable

On August 2, 2021 a convertible note was issued in the amount of $3,500. The convertible note bears interest at 8% as is due six months from the issue date.

On September 13, 2021 the Company issued 200,000 shares of common stock upon conversion of two convertible notes for $3,000 each with an interest rate of 3% and due within one year.

On November 6, 2021 the Company issued 112,064 shares of common stock upon conversion of a convertible note of $3,400.

In previous years the Company borrowed additional money from investors and issued convertible notes, due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As December 31, 2021 and 2020, the outstanding principal and interest on these notes was $54,500, respectively.

As of December 31, 2021, an analysis of the principal amount of convertible notes payable that have elected conversion to common stock amounted to $366,000. The Company’s transfer agent has been constrained in its efforts to issue the common stock for these convertible notes due to the noncompliance of the Company’s filing requirements. The Company has ceased accruing interest on these convertible notes but continues to accrue interest on the remaining convertible notes of $54,500. The convertible notes that have elected conversion without the stock being issued have been included in ‘Accrued liabilities’ on the Balance Sheet.

Note 6- Stockholders’ Equity

Preferred stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock, $0.001 par value, and 30,000,000 shares of Series B Preferred Stock, $0.001 par value.

As of December 31, 2021 and 2020, the Company had 0 shares Series A Preferred Stock issued and outstanding respectively.

As of December 31, 2021 and 2020, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding respectively of the total authorized shares of 30,000,000.

Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.001 par value. As of December 31, 2021 and 2020, there were 34,083,319 and 24,071,255 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2021, the Company issued 10,012,064 shares of common stock valued at $509,900 and charged to stock based compensation included in general and administrative expenses.

•	Issued 1,500,000 restricted shares of common stock to a consultant engaged to assist in raising capital. The Company recorded consulting fee expense of $55,500;

•

Issued 5,000,000 shares of common stock to a principal of GTI Corporate Transfer Agents, LLC, the Company’s stock transfer agent, and recorded an expense of $291,000. Ms. Irizarry, an officer, owns 50% interest in GTI Corporate Transfer Agents, LLC;

•	Issued 200,000 shares of common stock to a director for consulting valued at $13,400;

•	Issued 112,064 shares of common stock for conversion of a convertible note of $3,400;

•	Issued 200,000 shares of common stock for conversion of notes payable of $6,000;

•	Issued 1,000,000 restricted shares of common stock to a consultant engaged to assist in raising capital. The Company recorded consulting fee expense of $50,000;

•	Issued 1,000,000 restricted shares of common stock to a board member and recorded a consulting fee expense of $50,000;

•	Issued 1,000,000 restricted shares of common stock to a new board member and recorded a consulting fee expense of $50,000.

During the year ended December 31, 2021, the Company issued 1,000,000 issued restricted shares of common stock for raising capital consulting service.

•	Issued 1,000,000 restricted shares of common stock in exchange for raising capital consulting services; the Company recognized an expense of $50,000.

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

F-14

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

As of December 31, 2021, the Company had issued to Dr. Milici, CEO and Tannya Irizarry, CAO, CFO a total of 26,038,572 shares of Series B Preferred Stock pursuant to the terms of their employee agreements.

Note 7 – Commitments and Contingencies

Employment Agreements

On January 8, 2017, the Company entered into an employment agreement with Antonio Milici, its chief executive officer and chief scientific officer, for a five-year term. On the same date, the Company also entered into an employment agreement with Tannya L. Irizarry, its chief administrative officer and interim chief financial officer, for a five-year term. Both agreements were renewed in January 2022 with essentially the same terms.

The Company agreed to pay Dr. Milici a base salary of $258,000 per annum, plus $90,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Dr. Milici bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $26,900 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Dr. Milici during the time his deferred salary is not entirely released during the term of his employment agreement. Once deferred salary is entirely released to Dr. Milici, he is responsible for his taxes. Dr. Milici is also entitled to a leased Company vehicle of his selection. At the end of aforementioned lease, Dr. Milici is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $90,000 worth of Series B Preferred Stock in 2019 as the Company did not have enough authorized shares of Series B Preferred stock. For the fiscal years 2021 and 2020, all salary was deferred.

The Company agreed to pay Ms. Irizarry a base salary of $208,000 per annum, plus $45,000 worth of Series B Convertible Preferred Stock in March of each year. The Company also agreed to pay Ms. Irizarry bonus compensation or a lump sum equal to two (2) times the salary at the time the Company has net income of at least two million ($2,000,000) dollars each year based on performance. In addition, the Company agreed to pay a onetime payment of $18,000 at the renewal of the employment agreement. The Company is also required to pay all living expenses to Ms. Irizarry during the time her deferred salary is not entirely released during the term of her employment agreement. Once deferred salary is entirely released to Ms. Irizarry, she is responsible for her taxes. Ms. Irizarry is also entitled to a leased Company vehicle of her selection. At the end of aforementioned Lease, Ms. Irizarry is authorized to either purchase the vehicle and/or exchange leased vehicle for another vehicle. The Company did not issue $45,000 worth of Series B Preferred Stock in 2019 as the Company did not have enough authorized shares of Series B Preferred stock. For the fiscal years 2021 and 2020, all salary was deferred.

As of December 31, 2021, the Company had issued to Dr. Milici, CEO and Tannya Irizarry, CAO, CFO a total of 26,038,572 shares of Series B Preferred Stock pursuant to the terms of their employee agreements.

Legal Contingencies

The Company has been involved in claims arising during the ordinary course of business resulting from disputes with vendors and stockholders over various contracts and agreements. The Company has outstanding judgments that are deemed to be lapsed and passed Colorado’s statute of limitations. No other legal claims have been made or are known at this time.

 Note 8 – Income Taxes

Deferred Tax Assets

At December 31, 2021, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $21 million that may be used to offset future taxable income through the fiscal year ending December 31, 2036. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. No tax benefit has been reported with respect to these net operating loss carry forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $3.0 million was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $3.0 million.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its reliability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $155,000 and $156,000 for the years ended December 31, 2021 and 2020, respectively.

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

No material interest or penalties on unpaid tax were recorded during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Net deferred tax assets consist of the following components as of December 31:

	2021	2020
Deferred Tax Assets:
NOL Carryover	$3,166,461	$3,011,294
Deferred tax liabilities
Less valuation allowance	(3,166,461)	(3,011,294)
Net deferred tax assets	$-	$-

Income Tax Provision in the Consolidated Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows for the years ended December 31,

	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance on net operating loss carry-forwards	(21.0)%	(21.0)%

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The impact of COVID-19 on the Company is unknown at this time. The financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company. Presently, the Company continuous to considering ways to apply its molecular robotic technology to address the COVID-19 pandemic.

As of March 31, 2022, no additional conversions have occurred, and no new convertible notes have been issued.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2022	GENETHERA, INC.

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

Signature	Title	Date

/s/ Antonio Milici	Chairman and Chief Executive Officer (Principal Executive Officer)	April 13, 2022
Antonio Milici, MD, PhD

/s/ Tannya L. Irizarry	Interim Chief Financial Officer	April 13, 2022
Tannya L. Irizarry	(Principal Financial and Accounting Officer)

/s/ Jeremiah Bartley	Director	April 13, 2022
Jeremiah Bartley, MD

/s/ Winnie Ann Bartley	Director	April 13, 2022
Winnie Ann Bartley

38