Form 10-Q
period 2022-03-31
GENETHERA INC
filed 2022-05-18
CIK 1017110

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 34,083,319 shares of common stock issued and outstanding as of May 17, 2022.

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

2

Item 1. Financial Statements.

GeneThera, Inc.

March 31, 2022

3

GeneThera, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	-	1,022
Total current assets	-	1,022
Property and equipment
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(22,440)	(21,120)
Total property and equipment, net	3,960	5,280
Other assets - Deposit	-	-
TOTAL ASSETS	$3,960	$6,302

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$91,070	$81,070
Accrued expenses	7,403,460	7,286,651
Notes payable	25,800	25,800
Convertible notes payable, net of discount	64,500	64,500
Loan from shareholder	724,562	720,969

Total liabilities	8,309,392	8,178,990

Commitments and Contingencies	-	-
Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 34,083,319 shares issued and outstanding, respectively	34,083	34,083
Common stock to be issued	53,572	53,572
Additional paid-in capital	23,985,064	23,985,064
Accumulated deficit	(32,404,191)	(32,271,446)
Total stockholders’ deficit of GeneThera, Inc.	(8,305,432)	(8,172,688)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$3,960	$6,302

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Expenses
General and administrative expenses	$14,369	$86,775
Payroll expenses	116,500	116,500
Depreciation	1,320	1,320
Total operating expenses	132,189	204,595
Loss from operations	(132,189)	(204,595)
Other expenses
Interest expense	(556)	(1,646)
	-	-
Total other expense	(556)	(1,646)
Other Income
	-	-
Total other Income	-	-
Net income (loss) before income taxes	(132,745)	(206,241)
Provision for income taxes	-	-
Net income (loss)	$(132,745)	$(206,241)
Loss per common share - Basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding - Basic and diluted	34,083,319	24,105,588

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit (unaudited)

Three Months Ended March 31, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2020	-	$-	26,038,572	$26,039	24,071,255	$24,071	$23,475,776	$(31,259,962)	$53,572	$(7,680,504)
Stock issued to advisory					1,500,000	1,500	54,000			55,500
Net income	-	-	-	-	-	-	-	(206,241)	-	(206,241)
Balance at March 31, 2021	-	$-	26,038,572	$26,039	24,071,255	$25,571	$23,529,776	$(31,466,202)	$53,572	$(7,831,245)

Three Months Ended March 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stock to
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at December 31, 2021	-	$-	26,038,572	$26,039	34,083,319	$34,083	$23,985,064	$(32,271,446)	$53,572	$(8,172,688)
Net Loss	-	-	-	-	-	-	-	(132,745)	-	(132,745)
Balance at March 31, 2022	-	$-	26,038,572	$26,039	34,083,319	$34,083	$23,985,064	$(32,404,191)	$53,572	$(8,305,432)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(132,745)	$(206,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,320	1,320
Shares issued for services	-	55,500
Changes in operating assets and liabilities:
Prepaids
Deposit	-	-
Accounts payable and accrued expenses - related parties	12,323	12,323
Accounts payable and accrued expenses	137,098	137,098
Net cash used in operating activities	(3,593)	-

Cash flows from investing activities
Purchase of Fixed Asset	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Increase (decrease) loans to shareholders	3,593	-
Net cash provided by financing activities	3,593	-

Net decrease (increase) in cash	-	-
Cash at the beginning of the year	-	-
Cash at the end of the year	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.

March 31, 2022

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

Basis of Presentation – Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

Reclassifications

Certain prior period amounts may have been reclassified to conform to current period presentation.

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

Revenue recognition

There were no revenues as of March 31, 2022 and 2021, respectively.

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

Shipping and handling costs were $0 and $0 for the nine months ended March 31, 2022 and 2021, respectively.

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $32,404,191 and negative working capital of $8,309,393 as of March 31, 2022. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Property and Equipment

As of March 31, 2022, the Company had a vehicle with a net book value of $3,960.

Note 4 - Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as March 31, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO and stockholder, amounting to $51,472 and $58,704 as of March 31, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% interest in GTI Corporate Transfer Agents, LLC, the Company’s transfer agent. During the three months ended March 31, 2022 and 2021, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $0 and $80, respectively.

Note 5 - Accrued expenses

The Company’s accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accrued officer salaries (see below)	$6,075,123	$5,958,623
Accrued interest	95,090	94,534
Other	1,233,247	1,233,494
	$7,403,460	$7,286,651

Note 6 - Convertible notes payable

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of March 31, 2022, and December 31, 2021, the total outstanding principal and interest is $64,500.

As of December 31, 2020, an analysis of the principal amount of convertible notes payable that have elected conversion to common stock amounted to $366,000. The Company has ceased accruing interest on these convertible notes but continues to accrue interest on the remaining convertible notes of $64,500. The convertible notes that have elected conversion without the stock being issued have been included in ‘Accrued liabilities’ on the Balance Sheet.

Note 7 - Shareholders’ equity

Preferred Stock

The Company has authorized 20,000,000 shares of Series A Preferred Stock, $0.001 par value, and 30,000,000 shares of Series B Preferred Stock, $0.001 par value.

As of March 31, 2022, and December 31, 2021, the Company had 0 shares of Series A Preferred Stock issued and outstanding, respectively.

As of March 31, 2022, and December 31, 2021, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding, respectively.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 34,083,319 shares as of March 31, 2022 and December 31, 2021, respectively.

On March 18, 2021, the Company issued 1,500,000 restricted common shares to Venus Capital Fund, LLC for consulting services related to security and capital raise efforts. The Company recorded a consulting expense of $55,500.

Note 8 - Commitments

Employment Agreements

In January 2022 the Company renewed the five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $21,500 and $17,333 per month, respectively, and expires on January 31, 2027. The total accrued quarterly compensation for the periods ended March 31, 2022 and 2021 was $116,500.

Office Space Lease

The Company has a temporary office space on a month-to-month basis. No right of use asset or liability has been recorded on the balance sheet.

Note 9 - Subsequent events

The impact of COVID-19 on the Company is unknown at this time. The financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

The Russia – Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. The Company does not receive goods or services sourced from those countries, does not anticipate any disruption in its supply chain and has no business relationships, connections to or assets in Russia, Belarus or Ukraine. No impairments to assets have been made due to the conflict. The global oil industry has been impacted by this situation, but the Company’s operations and business in the Middle East has not been disrupted to date. The increase in oil producing activities in the United States has benefitted the Company’s operations. We are unable at this time to know the full ramifications of the Russia – Ukraine conflict and its effects on our business.

Presently the Company is considering ways to apply its molecular robotic technology to address the COVID-19 pandemic.

As of March 31, 2022, no additional conversions of convertible notes have occurred, and no new convertible notes have been issued.

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

We have not generated significant operating revenue as of March 31, 2022. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2021. For the three months ended March 31, 2022 and 2021, our operating losses were $132,745 and $206,241, respectively. Our current liabilities exceeded current assets by $8,309,393 and $7,840,485 as of March 31, 2022 and December 31, 2021, respectively.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $673,092 as March 31, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its CFO interim and stockholder, amounting to $51,472 and $71,027 as of March 31, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

GTI Corporate Transfer Agents, LLC is the Company’s transfer agency. Tannya Irizarry is a board member and also has a 50% ownership and/or interest. During the three months ended March 31, 2022 and 2021, the Company paid GTI Corporate Transfer Agents, LLC $0 and $80, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

EMPLOYEES

As of March 31, 2022, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit. There are no employee issues at this time. All accrued salaries have been deferred.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

The company did not generate any revenue for the three months ended March 31, 2022 and 2021.

The company had total operating expenses of $132,189 and $204,595 for the three months ended March 31, 2022 and 2021, respectively. For both periods the operating expenses primarily consist of accrued officers’ salaries and general and administrative expenses to maintain the entity while seeking a target for its solutions and capital raise efforts.

We had a net loss of $132,745 compared to a net loss of $206,241 for the three months ended March 31, 2022 and 2021, respectively due to a decrease in general and administrative expenses of approximately $72,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had cash and cash equivalents of $0. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $32,404,191 and negative working capital of $8,309,393 as of March 31, 2022.

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

We had total assets as of March 31, 2022 and December 31, 2021 of $3,960, and $6,302, respectively which included the net book value of a vehicle.

We had total liabilities of $8,309,393 as of March 31, 2022 which included $91,070 of accounts payable, $7,403,460 of accrued liabilities and $814,863 of notes and loans payable and other liabilities.

Cash used in operating activities for the three months ended March 31, 2022 was $3,593 compared to no cash used in or provided by operating activities for the three months ended March 31, 2021. The net loss for the three months ended March 31, 2022 and 2021 was $132,745 and $206,241, respectively.

GOING CONCERN

It is estimated that we will require outside capital for the next twelve (12) months for the commercialization of GeneThera molecular assays as well as the development of our therapeutic vaccines. The Company intends to raise these funds by means of one or more private offerings of debt or equity securities or both. The Company is still in discussions with one or two groups to obtain financing through equity. No definitive agreements have been signed. There are no guarantees whether the Company will be able to secure such financing, and if the financing is secured, there are no guarantees whether the Company can achieve the goals laid out in its business plan fully. We will require significant additional funding in order to achieve our business plan.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2022 and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2022, the Company did not issue any unregistered securities.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2022.

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

Signature	Title	Date

/s/ Antonio Milici	President, Director	05/18/22
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	05/18/22
Tannya L Irizarry

