Form 10-Q
period 2022-06-30
GENETHERA INC
filed 2022-08-18
CIK 1017110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 35,333,319 shares of common stock issued and outstanding as of August 17, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GeneThera, Inc.

June 30, 2022

GeneThera, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	-	1,022
Total current assets	-	1,022
Property and equipment
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(23,760)	(21,120)
Total property and equipment, net	2,640	5,280
Other assets	-	-
TOTAL ASSETS	$2,640	$6,302

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$91,070	$81,070
Accrued expenses	7,520,573	7,286,651
Notes payable	25,800	25,800
Convertible notes payable, net of discount	64,500	64,500
Loan from shareholder	716,569	720,969
Total liabilities	8,418,512	8,178,990

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 28,571,255 and 24,071,255 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	35,333	34,083
Common stock to be issued	53,572	53,572
Additional paid-in capital	24,021,313	23,985,064
Accumulated deficit	(32,552,129)	(32,271,446)
Total stockholders’ deficit	(8,415,872)	(8,172,688)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,640	$6,302

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2022	2021	2022	2021

Expenses
General and administrative expenses	$29,562	$166,906	$43,931	$253,681
Payroll expenses	116,500	116,500	233,000	233,000
Depreciation	1,320	1,320	2,640	2,640
Total operating expenses	147,382	284,726	279,571	489,321
Loss from operations	(147,382)	(284,726)	(279,571)	(489,321)

Other expenses	(556)	(1,646)	(1,112)	(3,292)
Interest expense	-	-	-	-
Total other expense	(556)	(1,646)	(1,112)	(3,292)

Other Income	-	-	-	-
Total other Income	-	-	-	-
Net loss before income taxes	(147,938)	(286,372)	(280,683)	(492,613)
Provision for income taxes	-	-	-	-
Net loss	$(147,938)	$(286,372)	$(280,683)	$(492,613)
Loss per common share - Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding - Basic and diluted	34,203,481	24,104,588	34,113,858	24,829,132

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

Statements of Stockholders’ Deficit

June 30, 2022

(unaudited)

For the Three Months Ended June 30, 2022 and 2021

	Series B				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Stock to	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	be issued	Deficit	Deficit

Balance at March 31, 2021	26,038,572	$26,039	25,571,255	$25,571	$23,529,776	$53,572	$(31,466,203)	$(7,831,245)

Shares issued for advisory			3,000,000	3,000	177,000			180,000
Net loss							(286,372)	(286,372)

Balance at June 30, 2021	26,038,572	$26,039	28,571,255	$28,571	$23,706,776	$53,572	$(31,752,575)	$(7,937,617)

Balance at March 31, 2022	26,038,572	$26,039	34,083,319	$34,083	$23,985,064	$53,572	$(32,404,191)	$(8,305,433)
Shares issued for services			816,667	817	23,683	-	-	24,500
Shares issued for convertible notes			433,333	433	12,567	-	-	13,000

Net loss							(147,938)	(147,938)

Balance at June 30, 2022	26,038,572	$26,039	35,333,319	$35,333	$24,021,314	$53,572	$(32,552,129)	$(8,415,871)

Six Months ended June 30, 2021

Balance at December 31, 2020	26,038,572	$26,039	24,071,255	$24,071	$23,475,776	$53,572	$(31,259,962)	$(7,680,504)

Shares issued for advisory			4,500,000	4,500	231,000			235,500
Net loss							(492,613)	(492,613)
Balance at June 30, 2021	26,038,572	$26,039	28,571,255	$28,571	$23,706,776	$53,572	$(31,752,575)	$(7,937,617)

Six Months ended June 30, 2022

Balance at December 31, 2021	26,038,572	$26,039	34,083,319	$34,083	$23,985,064	$53,572	$(32,271,446)	$(8,172,688)
Shares issued for services	-	-	816,667	817	23,683	-	-	24,500
Shares issued for convertible notes	-	-	433,333	433	12,567	-	-	13,000
Net loss				-	-	-	(293,683)	(293,683)

Balance at June 30, 2022	26,038,572	$26,039	35,333,319	$35,333	$24,021,314	$53,572	$(32,552,129)	$(8,415,871)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(280,683)	$(492,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Depreciation and amortization	2,640	2,640
Shares issued for services	24,500	235,500
Changes in operating assets and liabilities:
Prepaid Expenses	1,022	-
Deposits	-	-
Accounts payable and accrued expenses - related parties	-	-
Accounts payable and accrued expenses	243,921	235,801
Net cash used in operating activities	(8,600)	1,328

Cash flows from investing activities
Purchase of Fixed Asset	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from convertible notes	13,000	-
Increase (decrease) in loans to shareholders	(4,400)	(1,328)
Net cash provided by financing activities	8,600	(1,328)

Net decrease in cash	-	-
Cash at the beginning of the year	-	-
Cash at the end of the year	$-	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.

June 30, 2022

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

Revenue recognition

There were no revenues during the six months ended June 30, 2022 and 2021, respectively.

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $32,552,129 and negative working capital of $8,418,512 as of June 30, 2022. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Property and Equipment

As of June 30, 2022, the Company had a vehicle with a net book value of $2,640.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,092 as of June 30, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $43,477 and $58,704 as of June 30, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% of GTI Corporate Transfer Agents, LLC, and the Company’s transfer agency. During the six months ended June 30, 2022 and 2021, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $1,700 and $80, respectively.

During the three months ended June 30, 2022, the Company:

•	issued 816,667 shares of common stock to a director who joined the Board of Directors in the same time frame for services and recognized an expense of $24,500;
•	issued 433,333 shares of common stock to the same director upon conversion of his convertible notes payable of $13,000 at $0.03 per share.

On May 9, 2021 the Company issued 3,000,000 shares of common stock to a principal of GTI Corporate Transfer Agents, LLC of which an officer of the Company owns 50%. The Company recorded an expense of $180,000 based on the closing stock quote on the date of issuance.

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Accrued officer salaries (see below)	$6,191,623	$5,958,623
Accrued interest	95,646	94,534
Other	1,233,303	1,233,494
Accrued expenses	$7,520,572	$7,286,651

Note 6 – Convertible notes payable

The Company received $13,000 in proceeds from a director of the Company in exchange for convertible notes during the six months ended June 30, 2022. The notes were converted to 433,000 shares of common stock during this same period at $0.03 per share resulting in a zero balance as of June 30, 2022.

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of June 30, 2022 and December 31, 2021, the total outstanding principal and interest is $54,500.

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

As of June 30, 2022 and December 31, 2021, the Company had 0 shares Series A Preferred Stock issued and outstanding respectively.

As of June 30, 2022 and December 31, 2021, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding respectively.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 35,333,319 and 34,083,319 shares of common stock as of June 30, 2022 and December 31, 2021, respectively.

During the three months ended June 30, 2022, the Company issued 816,667 shares of common stock to a new director of the Company for services and recognized a stock based consulting expense of $24,500. During the same period, the Company issued 433,333 shares of common stock to this director upon conversion of his convertible notes payable of $13,000 at $0.03 per share.

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

Note 8 – Commitments

Employment Agreements

In 2022, the Company renewed the five-year employment agreements with its chief executive and scientific officer and its chief administrative and financial officer. The agreements provide for compensation of $21,500 and $17,333 per month, respectively, and expires on January 31, 2025.

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

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. We have no basis to evaluate the possible risks of this conflict.

Note 9 – Subsequent events

On July 9, 2022 the Company entered into a convertible note payable with a director of the Company for $5,000 bearing interest at 8% per annum and convertible at $0.03 per share.

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

We have not generated significant operating revenue as of June 30, 2022. Our ability to generate substantial operating revenue will depend on our ability to develop and obtain approval for molecular assays and developing therapeutic vaccines for the detection and prevention of food contaminating pathogens, veterinary diseases, and diseases affecting human health.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2021.  For the six months ended June 30, 2022 and 2021, our net losses were $280,683 and $492,613, respectively.  Our current liabilities exceeded current assets by $8,418,512 and $8,177,968 as of June 30, 2022 and December 31, 2021, respectively.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,092 as of June 30, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $43,477 and $58,704 as of June 30, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% of GTI Corporate Transfer Agents, LLC, and the Company’s transfer agency. During the six months ended June 30, 2022 and 2021, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $1,700 and $80, respectively.

 During the three months ended June 30, 2022, the Company issued 816,667 shares of common stock to a new director of the Company for services and recognized a stock based consulting expense of $24,500. During the same period, the Company issued 433,333 shares of common stock to this director upon conversion of his convertible notes payable of $13,000 at $0.03 per share.

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

EMPLOYEES

As of June 30, 2022, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2025.  In consideration for his services, Dr. Milici will receive a base salary of $258,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2025.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum.   There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 and 2021

The company did not generate any revenue for the three months ended June 30, 2022 and 2021.

The company had total operating expenses of $147,382 and $284,726 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $137,344 from the prior period due in part to the recognition of stock-based compensation categorized as consulting fees during the three months ended June 30, 2021.

We had a net loss of $ 147,938 and $492,613 for the three months ended June 30, 2022 and 2021, respectively, resulting in a decrease of $138,434 from the prior period due to the recognition of stock-based compensation categorized as consulting fees in the prior period.

FOR THE SIX MONTHS ENDED JUNE 30, 2022 and 2021

The company has not generated any revenue for the six months ended June 30, 2022 and 2021.

The company had total operating expenses of $279,571 and $489,321 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $209,750 due to the recognition of stock-based expenses categorized as consulting fees in 2021.

We had a net loss of $ 280,683 and $492,613 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $211,930 from the prior period due to the recognition of stock-based expenses categorized as consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had cash and cash equivalents of $0. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $32,552,129 and negative working capital of $8,418,512 as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 433,333 restricted shares of common stock when convertible notes of $13,000 were converted at $0.03 per share, and issued 816,667 restricted shares of common stock to a new director of the Company for services at $0.03 per share.

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

_____________

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 2022.

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

Signature	Title	Date

/s/ Antonio Milici	President, Director	08/17/2022
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	08/17/2022
Tannya L Irizarry

