Form 10-Q
period 2022-09-30
GENETHERA INC
filed 2022-11-14
CIK 1017110

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “
large accelerated filer,
” “
accelerated filer
” and “
smaller reporting company
” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 35,333,319 shares of common stock issued and outstanding as of November 14, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GeneThera, Inc.

September 30, 2022

Index to the Condensed Consolidated Financial Statements

GeneThera, Inc.

C
o
ndensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	-	1,022
Total current assets	-	1,022
Property and equipment
Automobile & Trucks	26,400	26,400
Less: Accumulated depreciation	(25,080)	(21,120)
Total property and equipment, net	1,320	5,280
Other assets	-	-
TOTAL ASSETS	$1,320	$6,302

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$91,070	$81,070
Accrued expenses	7,637,859	7,286,651
Notes payable	25,800	25,800
Convertible notes payable, net of discount	72,000	64,500
Loan from shareholder	716,035	720,969
Total liabilities	8,542,764	8,178,990

Commitments and Contingencies	-	-

Stockholders’ deficit:
Series A preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Series B preferred stock, par value $0.001 per share, 30,000,000 shares authorized, 26,038,572 shares issued and outstanding, respectively	26,039	26,039
Common stock, par value $0.001 per share, 300,000,000 shares authorized, 35,333,319 and 34,083,319 shares issued and outstanding, respectively	35,333	34,083
Common stock to be issued	53,572	53,572
Additional paid-in capital	24,021,314	23,985,064
Accumulated deficit	(32,677,702)	(32,271,446)
Total stockholders’ deficit	(8,541,444)	(8,172,688)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,320	$6,302

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

C
o
ndensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2022	2021	2022	2021

Expenses
General and administrative expenses	$7,197	$124,400	$51,128	$378,081
Payroll expenses	116,500	116,500	349,500	349,500
Depreciation	1,320	1,320	3,960	3,960
Total operating expenses	125,017	242,220	404,588	731,541
Loss from operations	(125,017)	(242,220)	(404,588)	(731,541)

Other income ( expense )	-	-	-	-
Interest expense	(556)	(1,646)	(1,668)	(4,938)
Total other income ( expense)	(556)	(1,646)	(1,668)	(4,938)
Net loss before income taxes	(125,573)	(243,866)	(406,256)	(736,479)
Provision for income taxes	-	-	-	-
Net loss	$(125,573)	$(243,866)	$(406,256)	$(736,479)
Loss per common share - Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average common shares outstanding - Basic and diluted	34,203,481	27,756,635	34,113,858	25,352,148

See accompanying notes to unaudited condensed consolidated financial statements.

GeneThera, Inc.

S
t
atements of Stockholders’ Deficit
September 30, 2022
(unaudited)
For the Three Months Ended September 30, 2022 and 2021

	Series B Preferred Stock		Common Stock		Additional Paid-in	Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	be issued	Deficit	Deficit

Balance at J une 30, 2021	26,038,572	$26,039	28,571,255	$28,571	$23,706,776	$53,572	$(31,752,575)	$(8,012,017)

Common stock issued on the conversion of notes payable			200,000	200	5,800			6,000
Shares issued for advisory			3,200,000	3,200	195,600			198,800
Net loss							(243,866)	(243,866)

Balance at September 30, 2021	26,038,572	$26,039	30,971,255	$30,971	$23,834,776	$53,572	$(31,996,440)	$(8,051,082)

Balance at J une 30, 2022	26,038,572	$26,039	35,333,319	$35,333	$24,021,314	$53,572	$(32,552,129)	$(8,415,871)
Shares issued for services								-
Shares issued for convertible notes								-

Net loss							(125,573)	(125,573)

Balance at September 30, 2022	26,038,572	$26,039	35,333,319	$35,333	$24,021,314	$53,572	$(32,677,702)	$(8,541,444)

N ine Months ended S eptember 30, 2021

Balance at December 31, 2020	26,038,572	$26,039	24,071,255	$24,071	$23,475,776	$53,572	$(31,259,962)	$(7,680,504)

Shares issued for advisory			6,900,000	6,900	359,000			365,900
Net loss							(736,479)	(736,479)
Balance at September 30, 2021	26,038,572	$26,039	30,971,255	$30,971	$23,834,776	$53,572	$(31,996,440)	$(8,051,082)

Nine Months ended September 30, 2022

Balance at December 31, 2021	26,038,572	$26,039	34,083,319	$34,083	$23,985,064	$53,572	$(32,271,446)	$(8,172,688)
Shares issued for services	-	-	816,667	817	23,683	-	-	24,500
Shares issued for convertible notes	-	-	433,333	433	12,567	-	-	13,000
Net loss				-	-	-	(406,256)	(406,256)

Balance at September 30, 2022	26,038,572	$26,039	35,333,319	$35,333	$24,021,314	$53,572	$(32,677,702)	$(8,541,444)

See accompanying notes to the unaudited condensed consolidated financial statements.

GeneThera, Inc.

C
o
ndensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(406,256)	$(736,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Depreciation and amortization	3,960	3,960
Shares issued for services	37,500	359,900
Changes in operating assets and liabilities:
Prepaid Expenses	1,022	-
Deposits	-	-
Accounts payable and accrued expenses - related parties	-	-
Accounts payable and accrued expenses	361,208	373,946
Net cash used in operating activities	(2,566)	1,327

Cash flows from investing activities
Purchase of Fixed Asset	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from convertible notes	7,500	9,500
Increase (decrease) in loans to shareholders	(4,934)	(10,827)
Net cash provided by financing activities	2,566	(1,327)

Net decrease in cash	-	-
Cash at the beginning of the year	-	-
Cash at the end of the year	$-	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GENETHERA, INC.
September 30, 2022
N
o
tes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Revenue recognition

There were no revenues during the nine months ended September 30, 2022 and 2021, respectively.

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

Note 2- Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $32,677,702 and negative working capital of $8,542,764 as of September 30, 2022. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Property and Equipment

As of September 30, 2022, the Company had a vehicle with a net book value of $1,320.

Note 4 – Related party transactions

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,092 as of September 30, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $43,477 and $58,704 as of September 30, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% of GTI Corporate Transfer Agents, LLC, and the Company’s transfer agency. During the nine months ended September 30, 2022 and 2021, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $1,700 and $80, respectively.

During the nine months ended September 30, 2022, the Company:

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

Note 5 – Accrued expenses

The Company’s accrued expenses consisted of the following:

	S eptember 30, 2022	December 31, 2021
Accrued officer salaries (see below)	$6,308,123	$5,958,623
Accrued interest	96,202	94,534
Other	1,233,535	1,233,494
Accrued expenses	$7,637,860	$7,286,651

Note 6 – Convertible notes payable

The Company received $13,000 in proceeds from a director of the Company in exchange for convertible notes during the nine months ended September 30, 2022. The notes were converted to 433,000 shares of common stock during this same period at $0.03 per share resulting in a zero balance as of September 30, 2022.

The Company received $17,500 in proceeds for convertible notes during the nine months ended September 30, 2022. The notes accrue interest at 8% per annum.

The Company’s issued convertible notes are due on demand, bearing interest at an annual rate of 8%. The notes are convertible into shares of Company common stock at a conversion price of $0.01 to $0.05 per share. As of September 30, 2022 and December 31, 2021, the total outstanding principal and interest is $54,500.

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

As of September 30, 2022 and December 31, 2021, the Company had 0 shares Series A Preferred Stock issued and outstanding respectively.

As of September 30, 2022 and December 31, 2021, the Company had 26,038,572 shares of Series B Preferred Stock issued and outstanding respectively.

Common stock

The Company has authorized 300,000,000 shares of its common stock, $.001 par value. The Company had issued and outstanding 35,333,319 and 34,083,319 shares of common stock as of September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, the Company issued 816,667 shares of common stock to a new director of the Company for services and recognized a stock based consulting expense of $24,500. During the same period, the Company issued 433,333 shares of common stock to this director upon conversion of his convertible notes payable of $13,000 at $0.03 per share.

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

Office Space Lease

The Company has a temporary office space at 3051 W 105
th
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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements as of December 31, 2021.  For the nine months ended September 30, 2022 and 2021, our net losses were $406,256 and $736,479, respectively.  Our current liabilities exceeded current assets by $8,542,764 and $8,177,968 as of September 30, 2022 and December 31, 2021, respectively.

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

RELATED PARTY TRANSACTIONS

The Company has an outstanding loan payable and accrued interest to Antonio Milici, its CEO and stockholder amounting to $679,092 as of September 30, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 2.41%. The Company has an outstanding loan and accrued interest payable to Tannya Irizarry, its interim CFO interim and stockholder, amounting to $43,477 and $58,704 as of September 30, 2022 and December 31, 2021, respectively. This outstanding loan to the Company is unsecured and bears interest at 8%.

Tannya Irizarry owns 50% of GTI Corporate Transfer Agents, LLC, and the Company’s transfer agency. During the nine months ended September 30, 2022 and 2021, the Company made payments to GTI Corporate Transfer Agents, LLC in the amounts of $1,700 and $80, respectively.

During the nine months ended September 30, 2022, the Company issued 816,667 shares of common stock to a new director of the Company for services and recognized a stock based consulting expense of $24,500. During the same period, the Company issued 433,333 shares of common stock to this director upon conversion of his convertible notes payable of $13,000 at $0.03 per share.

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

EMPLOYEES

As of September 30, 2022, we had a total of two full-time employees who devoted substantial effort on our behalf. None of our employees are represented by a collective bargaining unit.  We entered into an employment agreement with Antonio Milici, M.D., Ph.D., to serve as our Chief Executive Officer and Chief Scientific Officer through January 31, 2025.  In consideration for his services, Dr. Milici will receive a base salary of $258,000 per annum plus bonuses as may be determined by the Board of Directors at its sole discretion.  As part of his employment agreement, Dr. Milici is subject to non-disclosure and non-competition obligations and has transferred to the Company all of his interests in any idea, concept, technique, invention or written work.  We also entered into an employment agreement with Tannya L. Irizarry to serve as our Chief Administrative Officer through January 31, 2025.  Since May 2006, Ms. Irizarry is also our Chief Financial Officer (Interim). Ms. Irizarry’s base salary is $208,000 per annum.   There are no employee issues at this time.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

The company did not generate any revenue for the three months ended September 30, 2022 and 2021.

The company had total operating expenses of $125,017 and $242,220 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $117,203 from the prior period due in part to the recognition of stock-based compensation categorized as consulting fees during the three months ended September 30, 2021.

We had a net loss of $125,573 and $243,866 for the three months ended September 30, 2022 and 2021, respectively, resulting in a decrease of $118,293 from the prior period due to the recognition of stock-based compensation categorized as consulting fees in the prior period.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

The company did not generate any revenue for the nine months ended September30, 2022 and 2021.

The company had total operating expenses of $404,588 and $731,541 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $326,953 due to the recognition of stock-based expenses categorized as consulting fees in 2021.

We had a net loss of $ 406,256 and $736,479 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $330,223 from the prior period due to the recognition of stock-based expenses categorized as consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had cash and cash equivalents of $0. We have historically financed activities with cash from the private placement of equity and debt securities and advances from related parties. Our auditors have issued a going concern opinion. This means that our auditors believe there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have had negligible revenues since inception and had an accumulated deficit of $32,677,702 and negative working capital of $8,542,764 as of September 30, 2022.

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

Item 4. Controls and Procedures
.

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
19

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2022.

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

Signature	Title	Date

/s/ Antonio Milici	President, Director	11/14/2022
Antonio Milici, M.D., PhD.

/s/ Tannya L. Irizarry	Chief Financial Officer (Interim)	11/14/2022
Tannya L Irizarry
20