Form 10-K/A
period 2021-12-31
GENETHERA INC
filed 2023-02-01
CIK 1017110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:
December 31, 2021.

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
☐
     No
☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
     No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
     No
☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

Documents incorporated by reference: NONE

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1to the Annual Report on Form 10-K for period ended December 31, 2021, filed with the Securities and Exchange Commission on April 13, 2022 (the “Original Filing”), is being for the purpose of correcting a date on Item 9.A Controls and Procedures, on Page 29. Moreover and with boundless sadness, we are also announcing the sudden death of our Chief Executive Officer, Dr. Antonio (Tony) Milici. At the same time, we took the opportunity to announce his successor. Otherwise, this Amendment No. 1 is the same as the Original Filing.

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

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections / acts. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements.

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

These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K/A in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K/A completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Stage I
: Silent, subclinical, non-detectable infection. Typically, this stage occurs in all calves, heifers, and young stock less than two years of age and many adult animals exposed to small doses of disease-causing organisms. Infected animals at this early stage are rarely detected with currently available diagnostic tests, including fecal culture or serologic tests (ELISA). This stage progresses slowly over many months or years to stage II.

Stage II
: Subclinical infection. Typically, this stage occurs in older heifers or adults. Animals at this stage appear healthy but are shedding adequate numbers of Mycobacterium Avian Para tuberculosis organisms in their manure to be detected on fecal culture. Blood tests will detect some, but not all animals at this stage. Blood test (ELISA) positive animals should be confirmed positive by fecal culture.

Stage III
: Clinical Johne’s disease. It is categorized as any animal with advanced infection, the onset of which is often associated with a period of stress such as recent calving. Cattle at this stage have intermittent, watery pea-soup manure. Animals lose weight and gradually drop in milk production but continue to maintain a healthy appetite. Some animals appear to recover but often relapse in the next stress period. Most of these animals are shedding billions of organisms and are positive on culture. Most are positive on serologic tests (ELISA). Clinical signs often last several weeks to months before the animals are sent to slaughter in a thin, emaciated condition. In the final and terminal aspects of stage III of the fatal disease, animals become emaciated with fluid diarrhea and develop “bottle jaw.” The carcass may not pass meat inspection for human consumption in the later phases of stage III.

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

Our independent auditors have indicated in their report on our audited consolidated financial statements as of December 31, 2021, which are included in this report, that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. As of this Annual Report on Form 10-K/A, the circumstances have not been changed, and therefore, the aforementioned going concern situation remains current. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors and potentially be available for distribution to shareholders in the event of liquidation.

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K/A filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. During its evaluation of the effectiveness of internal control over financial reporting, the Company’s management identified material weaknesses. These material weaknesses were associated with our lack of sufficient accounting resources and internal personnel with GAAP knowledge. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. We cannot assure you that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Loss of key personnel has temporarily and adversely affected the Company.

We depended in large part on the efforts and continued employment of Dr. Antonio Milici, M.D., Ph.D., our President, Chairman and Chief Executive Officer. It is with a heavy heart and immense sadness to announce that on December 12, 2022, we lost Dr. Milici from Stage 4 Prostate Cancer metastasized to his bones and liver. The loss of Dr. Milici has had a material adverse effect on our business, results of operations and financial condition. In addition, the loss of Dr. Milici will force us to seek a replacement, who may have less experience, fewer contacts, or less understanding of the business. Further, we may be unable to find a suitable replacement for Dr. Milici. However, his scientific nephew, Dr. Stefano Milici, is eager to continue Dr. Milici’s research and development project to commercialization. We will find additional scientists to assist Dr. Stefano Milici with Tony’s work. Finding qualified personnel in the biotechnology industry is very challenging, but feasible. Smaller biotechnology companies are potentially at a disadvantage in the employment marketplaces due to their limited financial resources; something like reliable funding can resolve with ease. The late Dr. Milici’s previous interviews with highly experienced scientists in molecular biology and robotic engineers like Dr. Stefano Milici, has been possible to expanding our current projects globally. May he Rest in Peace. Until we meet again. “
Che tu possa finalmente riposare in pace; ti ameró per sempre
.”

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

Holders of our Common Stock

As of December 31, 2021, there were approximately 281 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report on Form 10-K/A. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles, or GAAP.

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

Revenue
. We did not generate any revenue for the years ended December 31, 2021 or December 31, 2020.

General and administrative expenses
. Our general and administrative expenses consist primarily of office lease, overhead, insurance, professional advisor fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $268,650 to $543,261 for the year ended December 31, 2021 from $274,611 for the year ended December 31, 2020. Such increase was primarily due to increased professional and consulting fees paid by the issuance of common stock in the amount of $509,900.

Payroll expenses
. Our payroll expenses include employee salaries and bonuses plus related payroll taxes. Our accrued payroll expenses were $ 466,000 for the years ended December 31, 2021 and 2020 and represent accrued salaries to the officers per their employment agreements.

The entire amount of accrued payroll expense incurred in 2021 and 2020 was deferred due to lack of funds.

Total other expenses
. We had $2,224 and $33,852 in interest expenses for the years ended December 31, 2021 and 2020, respectively. The amounts for both years relate to accrued interest expense on related party and other notes payable.

Net loss
. The Company incurred net losses of $1,011,485 and $774,463 for the years ended December 31, 2021 and 2020, respectively, due mainly to the accrual of officer compensation expense and the payments of professional and consulting fees with the issuance of common stock valued at $509,900.

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

Property and Equipment, Net
.

Property and equipment consist primarily of office and laboratory equipment, leasehold improvements, vehicle, and is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives ranging from three to seven years. The Company has one vehicle recorded in property and equipment with a net book value of $5,280 as of December 31, 2020.

Stock-Based Compensation
.

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

Fair Value of Financial Instruments
.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective to achieve their stated purpose as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K/A, because of the material weaknesses described below.

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

●	Insufficient accounting resources . Management had insufficient accounting resources, which insufficiency resulted in delays associated with our reporting of our operating results.

●
Lack of GAAP knowledge
. We lack internal personnel with GAAP knowledge. While management has engaged an external consultant to counter the lack of internal GAAP knowledge, the work of the external consultant does not entirely compensate for this internal deficiency.

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

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Antonio Milici
. Dr. Milici founded the Company in 1998 and has served as its Chairman and Chief Executive Officer since inception. Prior to founding the Company, Dr. Milici served as Chief Executive Officer and President of Genetrans, Inc., a genetic diagnostic company from 1993 to 1998. Dr. Milici was also an assistant professor in the department of Molecular Pathology at the University of Texas M.D. Anderson Cancer Center. Dr. Milici was selected to serve on our board of directors due to his tenure, having founded the Company and served as its Chief Executive Officer since inception, as well as his extensive experience in the industry in which we operate.

Tannya L. Irizarry
. Ms. Irizarry has served as our Interim Chief Financial Officer since May 2006 and as our Chief Administrative Officer since 1999. Ms. Irizarry has over 23 years of experience in medical technology and biotechnology industries. She was the Vice President of Genetrans, Inc. from 1994 to 1998. Ms. Irizarry worked at the University of Texas M.D. Anderson Cancer Center in the department of Neuro-Oncology with Dr. William S. Fields and the Office of Education with Dr. James Bowen. She also worked at the Medical College of Georgia and subsequently, at the St. Joseph Hospital in the biotechnology division.

Jeremiah Bartley
. Dr. Bartley has served as a member of our board of directors since April 2, 2018. He has served as the Director of Women’s Health Care at Rocky Mountain Internal Medicine in Denver, Colorado since 1990. He is a past President of the Colorado Section of the American College of Obstetrics and Gynecology. Dr. Bartley was a member of the Hospital Provider Fee Oversight and Advisory Board from 2009 to 2016. Dr. Bartley received a BA degree from Yale University and MD degree from University of Miami. He completed his residency in Obstetrics and Gynecology at Case Western University. Dr. Bartley was selected to serve on our board of directors due to his extensive medical experience.

Winnie Ann Bartley
. Mrs. Bartley has served as a member of our board of directors since December 11, 2021. Mrs. Bartley is married to our board member, Dr. Bartley.

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

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

32

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

Code of Ethics

We have adopted a Code of Conduct that applies to all of our directors and senior management, including our principal executive officer, principal financial officer and principal accounting officer. Such code of conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, and reporting of violations of the code. This Code of Conduct is incorporated by reference to the Company’s Form 10-K/A filed on February 27, 2020. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of our applicable trading platform or market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this report.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
Antonio Milici, Chief Executive Officer (Deceased)	2021	258,000	-	258,000
	2020	258,000	-	258,000
Tannya L. Irizarry, Chief Financial Officer	2021	208,000	-	208,000
Interim Chief Executive Officer	2020	208,000	-	208,000

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

On December 3, 2021 Mrs. Winnie Ann Bartley of our board of directors received 1,000,000 restricted shares of common stock for services as a director. The Company recognized an expense in the amount of $5,000.

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

	Amount of Beneficial Ownership(1)			Percent of	Percent of
		Series B	Percent	Series B	Total
	Common	Preferred	of Common	Preferred	Voting
Name and Address of Beneficial Owner	Stock	Stock	Stock(2)	Stock(4)	Stock(5)
Antonio Milici (6)	1,812,797	17,559,593	5.8%	67.0%	63.6%
Tannya L. Irizarry (7)	1,425,033	8,478,979	4.6%	33.0%	30.8%
Jeremiah Bartley	1,412,064	-	*	*	*
Winnie Ann Bartley	1,000,00 0	-	*	*	*
All directors and officers as a group (3 persons named above)	5,650,434	26,038,572	11.4%	100.0%	94.8%
Other (8)(9)

*	Less than 1%

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

35

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

Changes in Control

We have arrangements in a change of control of the Company. The successor will go to the second in command, the Interim Chief Financial Officer, Tannya L. Irizarry.

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

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K/A and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on this Form 10-K/A:

(1)	Financial Statements. The financial statements required by this item are set forth beginning at F-1 of this Annual Report on this Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.

(3)	Exhibits: See Item 15(b) below.

(b)	Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Executive Compensation Plan or Agreement

ITEM 16.

FORM 10-K/A SUMMARY

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

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2021, the Company had an accumulated deficit of approximately $31,999,000 and may experience losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaughanSullivan LLC

We have served as the Company’s auditor since 2020.

Manchester, VT
April 15, 2022

F-3

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

Common Stock

The Company has authorized 300,000,000 shares of common stock, $.001 par value. As of December 31, 2021 and 2020, there were 30,971,255 and 24,071,255 shares of common stock issued and outstanding, respectively.

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

Designation of Series A Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series A Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series A Convertible Preferred Stock. Pursuant to the Series A Certificate of Designation, the Company designated 20,000,000 shares of its preferred stock as Series A Convertible Preferred Stock. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

●	Dividends . Holders of shares of Series A Convertible Preferred Stock are not entitled to dividends.

●
Liquidation
. Upon any dissolution or winding up of the Company, whether voluntary or involuntary (a “Liquidation”), holders of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series A Liquidation Preference”). If upon any Liquidation the amounts payable with respect to the Series A Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series A Convertible Preferred Stock are not paid in full, the holders of Series A Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled. After the payment of the Series A Liquidation Preference shall have been made in full to the holders of the Series A Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series A Convertible Preferred Stock and the common stock, collectively, as one class.

●
Voting
. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Series A Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series A Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series A Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series A Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series A Convertible Preferred Stock.

●
Conversion
. Each holder of shares of Series A Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series A Convertible Preferred Stock may be converted (the “Conversion Rate”) shall be determined according to the terms of a stock purchase agreement between the Company and the holder. In addition, each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock, at the then applicable Conversion Rate, upon the earlier of (i) the closing of a public offering of equity or equity equivalent securities resulting in minimum gross proceeds to the Company of $20 million and (ii) upon the Company’s common stock trading at or above $6.00 per share for 20 out of 30 consecutive trading days; provided that prior to the event specified by (ii) above, the Company shall have (y) an effective registration statement on file with the SEC registering the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock and (ii) obtained the approval for listing the common stock on any national securities exchange. The Conversion Rate is subject to customary adjustments as described in the Series A Certificate of Designation.

●	Redemption . The Series A Convertible Preferred Stock is not redeemable.

Designation of Series B Convertible Preferred Stock

On August 29, 2018, the Company filed a certificate of designation (the “Series B Certificate of Designation”) with the Nevada Secretary of State to set forth the terms of the Series B Convertible Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 30,000,000 shares of its preferred stock as Series B Convertible Preferred Stock. Following is a summary of the material terms of the Series B Convertible Preferred Stock:

●	Dividends . Holders of shares of Series B Convertible Preferred Stock are not entitled to dividends.

●
Liquidation
. Upon any Liquidation, holders of Series B Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution of assets is made to holders of any other class of capital stock of the Company, an amount equal to $100 per share (the “Series B Liquidation Preference”). If upon any Liquidation the amounts payable with respect to the Series B Convertible Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on parity with the Series B Convertible Preferred Stock are not paid in full, the holders of Series B Convertible Preferred Stock and of such other shares shall share ratably in any such distribution in proportion to the full respective preferential amounts to which they are entitled. After the payment of the Series B Liquidation Preference shall have been made in full to the holders of the Series B Convertible Preferred Stock, the remaining assets of the Company legally available for distribution to its stockholders shall be distributed among the holders of any junior capital stock that has a liquidation preference senior to holders of common stock, and after such holders have received in full their liquidation preference, the remaining amounts shall be distributed among the holders of the Series B Convertible Preferred Stock and the common stock, collectively, as one class.

●
Voting
. On any matter presented to stockholders for their action or consideration, each holder of Series A Convertible Preferred Stock shall be entitled to cast 20 votes per share. Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, so long as at least 50% of the shares of Series B Convertible Preferred Stock originally issued remains outstanding, the Company may not, without the affirmative vote or the written consent of the holders of at least 51% of the then outstanding shares of Series B Convertible Preferred Stock, voting separately as a class, (i) create, authorize or issue any equity security, or any security convertible into or exercisable for any equity security, unless such security is junior to the Series B Convertible Preferred Stock, in terms of dividend and liquidation preference; or (ii) increase the total number of authorized shares of Series B Convertible Preferred Stock.

●
Conversion
. Each holder of shares of Series B Convertible Preferred Stock may, at holder’s option and at any time, convert any or all such shares into shares of common stock. The number of shares of common stock into which each share of Series B Convertible Preferred Stock may be converted is ten shares of common stock for each share of Series B Convertible Preferred Stock.

●	Redemption . The Series B Convertible Preferred Stock is not redeemable.

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

Date: January 31, 2023	GENETHERA, INC.

/s/ Antonio Milici
Name: Antonio Milici (deceased)
Title: Chief Executive Officer

/s/ Tannya L. Irizarry
Name: Tannya L. Irizarry
Title: Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Antonio Milici and Tannya L. Irizarry, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio Milici	Chairman and Chief Executive Officer (deceased on 12/12/2022) (Principal Executive Officer)	April 13, 2022
Antonio Milici, MD, PhD

/s/ Tannya L. Irizarry	Interim Chief Financial Officer	January 31, 2023
Tannya L. Irizarry	(Principal Financial and Accounting Officer)

/s/ Jeremiah Bartley	Director	January 31, 2023
Jeremiah Bartley, MD

/s/ Winnie Ann Bartley	Director	January 31, 2023
Winnie Ann Bartley